Form 10-Q
period 1996-06-30
UNIROYAL TECHNOLOGY CORP
filed 1996-08-13
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission file number 0-20686

                         UNIROYAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                               Delaware 65-0341868
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                          2 N. Tamiami Trail, Suite 900
                               Sarasota, FL 34236
               (Address of principal executive offices) (Zip Code)

                                 (941) 366-5282
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X . No .

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Total number of shares of outstanding stock as of August 2, 1996

                           Common stock 13,176,050

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         UNIROYAL TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS



                                                                                June 30,            October 1,
                                                                                 1996                1995
                                                                                --------            ----------
Current assets:

   Cash and cash equivalents (including restricted cash
     and cash equivalents of $2,807 at June 30, 1996)                           $  5,516             $    291

   Trade accounts receivable (less estimated reserve
     for doubtful accounts of $362 and $437, respectively)                        22,094               27,042

   Inventories (Note 2)                                                           33,111               32,632

   Prepaid expenses and other current assets                                       1,877                1,903

   Deferred income taxes                                                           6,541                6,541
                                                                                --------             --------
     Total current assets                                                         69,139               68,409

Property, plant and equipment - net                                               81,046               90,728

Note receivable (Note 9)                                                           5,000                    -

Reorganization value in excess of amounts allocable
   to identifiable assets - net                                                    8,476                9,228

Other assets                                                                      11,000               12,118
                                                                                --------             --------
TOTAL ASSETS                                                                    $174,661             $180,483
                                                                                ========             ========



                         UNIROYAL TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                June 30,          October 1,
                                                                                  1996               1995
                                                                                ---------         ----------
Current liabilities:
   Current portion of long-term debt                                            $    653           $  4,290
   Accounts payable                                                               15,110             16,686
   Accrued expenses:
     Compensation and benefits                                                     8,499              8,145
     Interest                                                                        713              2,930
     Taxes, other than income                                                      1,917              2,061
     State income taxes                                                              352                253
     Other                                                                         7,030              2,752
                                                                                --------           --------
       Total current liabilities                                                  34,274             37,117

Long-term debt (Note 4)                                                           72,241             72,473
Other liabilities                                                                 11,766              6,804
Deferred income taxes                                                              3,433              6,420
                                                                                --------           --------
       Total liabilities                                                         121,714            122,814
                                                                                --------           --------
Commitments and contingencies (Note 6)

Stockholders' equity (Note 5):

   Preferred stock - par values $0.01; 1,000 shares authorized:
     Series B - 35 shares issued and outstanding
     (redemption value of $150,000 per share)                                      5,250              5,250
   Common stock - par value $0.01; 35,000,000 shares
     authorized: 13,203,922 shares issued at June 30, 1996
     and 13,103,113 shares issued or to be issued at
     October 1, 1995                                                                 133                131
   Additional paid-in capital                                                     52,509             52,331
   Deficit                                                                        (4,945)                 -
                                                                                --------           --------
                                                                                  52,947             57,712
   Less treasury stock at cost - 38,368 and 52,369
     shares, respectively                                                              -                (43)
                                                                                --------           --------
       Total stockholders' equity                                                 52,947             57,669
                                                                                --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $174,661           $180,483
                                                                                ========           ========

                  See notes to condensed financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                            Three Months Ended                Nine Months Ended
                                                         June 30,          July 2,         June 30,        July 2,
                                                           1996              1995            1996           1995
                                                         --------         --------         --------       --------
Net sales                                               $  56,296        $  54,900        $ 156,464      $ 158,767
Costs, expenses and (other income):
   Costs of goods sold                                     44,742           42,973          126,604        123,532
   Selling and administrative                               7,044            5,349           21,466         19,530
   Depreciation and other amortization                      2,519            2,388            7,506          7,023
   Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets                                      193              193              577            577
   Reorganization professional fees
     subsequent to effective date                              87              312              465            488
   Excess facility expense                                    206              274              855          1,034
   Gain on sale of division (Note 9)                       (2,282)               -           (2,282)             -
   Strike settlement and training expense                       -                -              808              -
                                                         --------         --------         --------       --------
Operating income                                            3,787            3,411              465          6,583

Interest expense                                           (2,462)          (2,439)          (7,630)        (7,521)
                                                          --------         --------         --------       --------
Income (loss) before income taxes
   and extraordinary item                                   1,325              972           (7,165)          (938)

Income tax (expense) benefit (Note 3)                        (789)            (460)           2,220            419
                                                         --------         --------         --------       --------
Income (loss) before extraordinary item                       536              512           (4,945)          (519)

Extraordinary gain on the extinguishment
   of debt (Note 4)                                             -                -                -            363
                                                         --------         --------         --------       --------

Net income (loss)                                        $    536         $    512         $ (4,945)      $   (156)
                                                         ========         ========         ========       ========

Income (loss) per common share and
   common stock equivalent (Note 7) -

     Primary and fully diluted:
       Income (loss) before extraordinary item           $   0.04         $   0.04         $  (0.38)      $  (0.04)
       Extraordinary gain                                       -                -                -           0.03
                                                         --------         --------         --------       --------
       Net income (loss)                                 $   0.04         $   0.04         $  (0.38)      $  (0.01)
                                                         ========         ========         ========       ========
       Average number of shares used in
       computation                                     14,722,675       14,492,701       13,157,809     12,998,599
                                                       ==========       ==========       ==========     ==========




                  See notes to condensed financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                      Nine Months Ended
                                                                                   June 30,         July 2,
                                                                                    1996             1995
                                                                                  --------        --------
OPERATING ACTIVITIES:
   Net loss                                                                       $ (4,945)       $   (156)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                                 7,506           7,023
       Deferred tax benefit                                                         (2,987)           (541)
       Provision for doubtful accounts                                                   -               9
       Amortization of reorganization value in excess of
         amounts allocable to identifiable assets                                      577             577
       Amortization of Senior Secured Notes discount                                    74              69
       Amortization of refinancing and debt issuance costs                             357             349
       Gain on sale of division                                                     (2,282)              -
       Extraordinary gain on the extinguishment of debt                                  -            (363)
       Other                                                                           128             245
       Changes in assets and liabilities:
         Decrease (increase) in trade accounts receivable                            1,136          (1,610)
         Increase in inventories                                                    (2,397)         (1,301)
         Decrease in prepaid expenses and other assets                                 450              19
         (Decrease) increase in accounts payable                                      (682)             47
         Decrease in other accrued expenses                                         (1,242)         (1,553)
         Increase (decrease) in other liabilities                                      858            (696)
                                                                                  --------        --------
      Net cash (used in) provided by operating activities                           (3,449)          2,118
                                                                                  --------        --------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment (Note 8)                              (6,190)         (4,966)
   Proceeds from sale of division                                                   19,641               -
                                                                                  --------        --------
      Net cash provided by (used in) investing activities                           13,451          (4,966)
                                                                                  --------        --------
FINANCING ACTIVITIES:
   Repurchase of Senior Secured Notes                                                    -          (6,223)
   Other (decrease) increase in debt, net                                           (4,789)          4,865
   Stock options exercised                                                              12               -
                                                                                  --------        --------
      Net cash used in financing activities                                         (4,777)         (1,358)
                                                                                  --------        --------
Net increase (decrease) in cash                                                      5,225          (4,206)
Cash and cash equivalents at beginning of period                                       291           4,249
                                                                                  --------        --------
Cash and cash equivalents at end of period                                        $  5,516        $     43
                                                                                  ========        ========

                  See notes to condensed financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                       Three Months and Nine Months Ended
                         June 30, 1996 and July 2, 1995


1.    BASIS OF PRESENTATION

      The  interim  Condensed   Financial   Statements  of  Uniroyal  Technology
      Corporation (the "Company") are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended October 1, 1995, October 2, 1994, and September 26, 1993. The Company's fiscal year ends on the Sunday after the last Friday in September.

      Certain reclassifications were made to the prior year financial statements to conform to current period presentations. In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and notes thereto.

      Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less. Restricted cash and cash equivalents are the net proceeds from the sale of the Ensolite division placed in escrow in accordance with the terms of the indenture agreement for the Company's Senior Secured Notes. See Note 9.

2.    INVENTORIES

      Inventories consisted of the following (in thousands):

                                                                   June 30,         October 1,
                                                                     1996              1995
                                                                   --------          --------
      Raw materials and supplies                                   $ 16,594          $ 14,926
      Work in process                                                 4,528             5,253
      Finished goods                                                 11,989            12,453
                                                                   --------          --------
        Total                                                      $ 33,111          $ 32,632
                                                                   ========          ========

3.    INCOME TAXES

      The provisions for income tax benefit (expense) for the three months and nine months ended June 30, 1996 and July 2, 1995 were calculated through the use of the estimated annual income tax rates based on projected annualized income.

4.    LONG-TERM DEBT

      On June 5, 1996, the Company entered into a revolving credit agreement (the "Agreement") with the CIT Group/Business Credit Inc., pursuant to which, subject to the satisfaction of certain borrowing conditions, the Company may borrow the lesser of $25,000,000 or 85% of eligible accounts receivable but in no event at any time more than 75% of the Company's Accounts, as defined in the Agreement, determined in accordance with generally accepted accounting principles. Interest is payable monthly at prime plus .5% per annum or at the Libor rate plus 2.75% if the Company elects to borrow funds under a Libor Loan as defined in the Agreement. The loan matures on June 5, 2001. All of the Company's accounts receivable are pledged as collateral for this loan. The Company repaid in full its obligations to Heller Financial, Inc. with borrowings under this Agreement.

      During the first nine months of Fiscal 1995, the Company acquired $7,497,000 of face value of the Company's Senior Secured Notes resulting in extraordinary gains (net of the write-off of applicable debt issuance costs and unamortized debt discount) of approximately $363,000 (net of income taxes of $310,000). The Company did not acquire any such securities during the first nine months of Fiscal 1996.

5.    STOCKHOLDERS' EQUITY

      During the nine months ended June 30, 1996, the Board of Directors declared dividends on the Series B Preferred Stock equal to 8% per annum of the redemption price for the shares of Series B Preferred Stock ($150,000 per share). Pursuant to the Company's Amended and Restated Certificate of Incorporation, the dividends were paid by the delivery of the Company's common stock.

      The following table summarizes the dividends declared during the nine months ended June 30, 1996:

                                                                                                 Common
                                                                                  Common          Share
                                                                Dividend          Shares          Price
       Date Declared                Period Covered              Declared         Delivered         Used       Paid
     -----------------         --------------------------       --------         ---------       -------   ------------
                                                             (in thousands)

      October 2, 1995          July 3, 1995
                                through October 1, 1995            $105           26,469        $3.97       October 1995

      December 16, 1995        October 2, 1995
                                through December 31, 1995           105           31,104         3.38       January 1996

      April 1, 1996            January 1, 1996
                                through March 31, 1996              105           31,063         3.38       April 1996
                                                                   ----           ------
                                                                   $315           88,636
                                                                   ====           ======

      The $315,000 of dividends declared was charged to additional paid-in capital.

      The dividend for the period April 1, 1996 through June 30, 1996 as declared as of July 1, 1996 is approximately $105,000, which resulted in the issuance of 27,021 shares of common stock based on a share price of $3.89.

6.    COMMITMENTS AND CONTINGENCIES

      Bankruptcy Proceedings

      Certain predecessor companies of the Company (the "Predecessor Companies") sought protection under the Bankruptcy Code and subsequently filed a plan of reorganization (the "Predecessor Companies' Plan") which became effective on September 27, 1992. See the notes to the Company's audited financial statements as of October 1, 1995 and for the year then ended for a discussion of the bankruptcy proceedings. Notwithstanding the confirmation and effectiveness of the Predecessor Companies' Plan, the Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed prepetition claims and to resolve other matters that may arise in connection with or relate to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. During June and July 1996, pursuant to the Plan of Reorganization, the Company distributed the remaining shares of common stock reserved for the satisfaction of disputed claims; a total of 928,273 shares to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessor Companies. 56,893 shares of common stock were retained by the Company and are included in treasury stock.

      Litigation

      Uniroyal Retiree Benefits, Inc. ("URBI"), an organization that is unaffiliated with the Company, which administers a medical, prescription drug and life insurance program for certain retired employees of the Predecessor Companies and certain affiliates of the Predecessor Companies, commenced an action in the United States District Court for the Northern District of Indiana, South Bend Division (the "South Bend District Court"), on November 16, 1994, claiming that the Company had breached its agreement relating to funding of the plaintiff's operations. The plaintiff had claimed damages in excess of $1,000,000 and a declaration of its rights under the agreement in question. By order dated January 23, 1995 the District Court referred the action to the Bankruptcy Court as a matter in the bankruptcy proceedings. The Company then filed counterclaims against the plaintiff for breach of contract, fraud, negligent misrepresentation, unjust enrichment, declaratory judgment and clarification or reformation of contract. A trial of the issues in this matter was conducted before the Bankruptcy Court on June 28-30, 1995. On October 20, 1995, the Bankruptcy Court issued a Memorandum of Decision and Final Judgment awarding the plaintiff a judgment in the amount of $1,757,591 to be reduced by the judgment in favor of the Company in the amount of $1,060,925. After consideration of amounts already paid by the Company to the plaintiff, the net judgment against the Company was approximately $285,000. On October 30, 1995, the Company filed a motion to reconsider, to alter or amend judgment, for additional findings and conclusions, and a new trial. A hearing was held on the Company's motion on December 1, 1995, and on December 20, 1995 the Bankruptcy Court ruled against all of the Company's motions except to reduce pre-judgment interest. The result of this decision was to reduce the Company's obligation to URBI by approximately $74,000. On November 28, 1995, the plaintiff filed an additional complaint with the Bankruptcy Court concerning payments due in Fiscal 1996. On December 28, 1995, the Company filed a notice of appeal to the South Bend District Court from the December 20, 1995 judgment. On January 12, 1996 the Bankruptcy Court stayed the plaintiff's appeal pending the outcome of the Company's appeal in the first proceeding. On February 6, 1996 the Bankruptcy Court ordered the Company to increase its monthly payments to URBI to $159,853 beginning in February 1996 and continuing through September 1996. Management believes that the ultimate resolution of these claims should not have a material adverse effect upon the Company's results of operations, cash flows or financial position.

      Approximately 130 hourly employees at the Company's acrylic sheet manufacturing facility in Stamford, Connecticut are represented by Teamsters Local 191, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "Teamsters"), under a collective bargaining agreement which expired on April 16, 1994. The Teamsters declared a strike on July 11, 1994 and called off the strike December 10, 1994. The Company and the Teamsters settled their dispute in June 1996. The Company has agreed to settle the claim of the striking employees for back pay following the receipt of release of claims from such employees. The Company has established a reserve of $808,000 for estimated back pay and related employment taxes and retraining costs as of June 30, 1996.

      Environmental Factors

      The Company is subject to a wide range of federal, state and local laws and regulations designed to protect the environment and worker health and safety. The Company's management emphasizes compliance with these laws and regulations. The Company has instituted programs to provide guidance and training and to audit compliance with environmental laws and regulations at Company owned or operated facilities. The Company's policy is to accrue environmental and cleanup-related costs of a non-capital nature when it is probable both that a liability has been incurred and that the amount can be reasonably estimated.

      In connection with the acquisition of a manufacturing facility in South Bend, Indiana, the Company assumed costs of remediation of soil and ground water contaminations which the Company estimates will cost not more than $1.0 million over a five year period. Such amount is included in the approximately $1.8 million purchase price. See Note 10.

7.    INCOME (LOSS) PER COMMON SHARE

      The computations of primary and fully diluted income (loss) per common share for the three and nine month periods ended June 30, 1996 and July 2, 1995 are based on the weighted average number of common shares issued and outstanding (or to be issued pursuant to the Predecessor Companies' Plan) less the average number of shares held in treasury for the period. Primary and fully diluted income per common share for the three months ended June 30, 1996 and July 2, 1995 include the assumed conversion of the then outstanding Preferred Stock and the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. Primary and fully diluted loss per common share for the nine months ended June 30, 1996 and July 2, 1995 do not include the assumed conversion of the then outstanding Preferred Stock nor the exercise of the warrants and the employee stock options since their inclusion would have been anti-dilutive. The convertible preferred stock issued to the PBGC, the warrants and stock options are considered to be common stock equivalents.

8.    STATEMENTS OF CASH FLOWS

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                     Nine Months Ended
                                                                   June 30,        July 2,
                                                                     1996           1995
                                                                   -------         -------
      Interest payments                                            $ 9,474         $ 9,543
      Income tax payments                                              654             188


      The purchase of property, plant and equipment and net cash used in financing activities for the nine months ended June 30, 1996 and July 2, 1995 do not include $846,000 and $788,000, respectively, related to property held under capitalized leases that were entered into during the nine months ended June 30, 1996 and July 2, 1995.

      Net cash used in financing activities does not include the dividends declared on the Series B Preferred Stock since they were paid with the issuance of 88,636 shares of the Company's common stock.

9.    SALE OF ENSOLITE DIVISION

      Pursuant to an asset purchase agreement, the Company sold on June 10, 1996 substantially all of its assets net of certain liabilities of its Ensolite closed-cell foam division to Rubatex Corporation ("Rubatex") for $25.0 million consisting of cash in the amount of $20.0 million and a promissory note of the parent of Rubatex in the amount of $5.0 million (the "Ensolite Sale"). Interest on the promissory note is payable semi-annually at 11.75% per annum. The promissory note matures on May 1, 2006. Cash proceeds from the sale were used to pay off the Company's borrowings under its revolving credit agreement. The remaining cash proceeds, net of amounts placed in escrow in accordance with its indenture agreement for the Senior Secured Notes, were invested in short-term highly liquid investments. The Company recognized a pre-tax gain on the sale of approximately $2,282,000 net of transaction costs, the write-down of certain fixed assets not acquired by Rubatex and after consideration of reserves for severance and incentive packages for Ensolite employees, facility clean-up costs and the recognition of Ensolite's pro rata share of the Company's transition obligation in accordance with Statement of Financial Accounts Standards No. 106 " Employer's Accounting for Postretirement Benefits Other Than Pensions". Rubatex has an option to purchase certain additional equipment housed at the Company's Mishawaka, Indiana manufacturing facility for $250,000. The option expires on December 1, 1996. The purchase price was adjusted for changes in working capital, as defined in the asset purchase agreement, between October 1, 1995 and June 10, 1996. The change in working capital resulted in additional proceeds and selected assets due to the Company from Rubatex of approximately $700,000. Such amount has been included in the pre-tax gain on sale. The Company and Rubatex also entered into an earn-out agreement whereby the Company could earn between $.15 and $.20 per board foot of Ensolite products produced by Rubatex in excess of the base volume as defined in such agreement during each of the four year periods following the closing of the Ensolite Sale. In no event will the total amount earned by the Company under the earn-out agreement during the forty-eight month period following the closing of the sale exceed $3.0 million.


      In conjunction with the Ensolite Sale, the Company entered into a toll manufacturing agreement with Rubatex. The Company will produce Ensolite products for the benefit of Rubatex at its Mishawaka,

      Indiana manufacturing facility for an initial period of approximately twelve months, and in no event beyond July 31, 1997. The Company will be reimbursed by Rubatex for the variable costs incurred in the production of Ensolite products and will be paid a fixed amount for manufacturing period costs based on actual costs incurred by the Company during Fiscal 1995 and adjusted for inflation. In addition the Company will provide certain support services to Rubatex and will be reimbursed by Rubatex for the costs of certain of such services.

10.   SUBSEQUENT EVENTS

      Agreement to Sell Polycast Division

      On  July  24,  1996  the  Company   entered  into  an  agreement  to  sell
      substantially all the assets and certain liabilities of its Polycast Technology acrylic products division to Polycast Technology Corporation, an affiliate of Cortec Group Fund II, L.P. The completion of the transaction is expected during the fourth quarter of Fiscal 1996.

      Acquisition of Manufacturing Facility

      On July 17, 1996 the Company acquired a manufacturing facility in South Bend, Indiana for cash of approximately $1.8 million. The new facility will house the Company's Uniroyal Adhesives and Sealants division and the Royalite thermoplastic products division's headquarters as well as certain other Company operations. The Company plans to move all these operations from their existing leased facility in Mishawaka, Indiana during the first six months of fiscal 1997. See Note 6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter Fiscal 1996 Compared with
  the Third Quarter Fiscal 1995

Net Sales. The Company's net sales increased in the third quarter of Fiscal 1996 by approximately 3% ($1,396,000) to $56,296,000 from $54,900,000 in the third quarter of Fiscal 1995. The Company's High Performance Plastics and Coated Fabrics segments each experienced increased sales which were partially offset by decreased sales by the Specialty Foams and Adhesives segment.

Net sales by the High Performance Plastics Segment increased in the third quarter of Fiscal 1996 by approximately 4% ($1,098,000) to $29,908,000 from $28,810,000 in the third quarter of Fiscal 1995. The increase was principally due to increases in unit volume of both Royalite(R) thermoplastic products and Polycast(R) acrylic products.

Net sales by the Coated Fabrics Segment increased in the third quarter of Fiscal 1996 approximately 6% ($795,000) to $14,659,000 from $13,864,000 in the third quarter of Fiscal 1995 principally due to increased selling prices of NAUGAHYDE(R) coated vinyl products and increased unit volume sales of automotive products to domestic customers.

Net sales of the Specialty Foams and Adhesives Segment decreased in the third quarter of Fiscal 1996 by approximately 4% ($497,000) to $11,729,000 from $12,226,000 in the third quarter of Fiscal 1995. The decrease was primarily due to the sale of substantially all of the assets of the Ensolite closed-cell foam division on June 10, 1996 (the "Ensolite Sale") and a decrease in the average unit selling price of Adhesives products principally in the commercial EPDM roofing market. Unit volume sales of Adhesives products were comparable for the respective periods.

Operating income. Operating income for the third quarter of Fiscal 1996 was $3,787,000, compared to $3,411,000 for the third quarter of Fiscal 1995. Included in operating income for the third quarter of Fiscal 1996 is the gain from the Ensolite Sale of $2,282,000.

The High Performance Plastics Segment's operating income for the third quarter of Fiscal 1996 decreased to $2,770,000 from $4,421,000 in the third quarter of Fiscal 1995. The decrease was primarily due to a change in product mix in the Polycast acrylic division and increased professional and development costs at the Royalite thermoplastics division.

The Coated Fabrics Segment's operating loss decreased in the third quarter of Fiscal 1996 to $1,314,000 from a loss of $1,493,000 in the third quarter of Fiscal 1995 primarily due to increased net sales and reduced raw material prices.

The Specialty Foams and Adhesives Segment's operating income increased in the third quarter of Fiscal 1996 to $2,524,000 from $676,000 in the third quarter of Fiscal 1995 primarily due to the Ensolite Sale on June 10, 1996. The Company recognized a pre-tax gain of $2,282,000 on the sale. After consideration of the gain on sale operating income decreased to $242,000. The decrease is principally due to decreased selling prices of roofing adhesives and the timing of the sale of the Ensolite division as compared to the three months in the prior year.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets in the third quarter of Fiscal 1996 and 1995 was $193,000.

Interest Expense. Interest expense in the third quarter of Fiscal 1996 increased to $2,462,000 from $2,439,000 in the third quarter of Fiscal 1995. The increase is primarily due to the increased total interest expense on the Company's revolving credit agreement as a result of increased borrowings under the Company's revolving credit agreement. See Liquidity and Capital Resources.

Income Tax Expense. Income tax expense in the third quarter of Fiscal 1996 was $789,000 as compared to $460,000 in the third quarter of Fiscal 1995. The provisions for income tax expense were calculated through the use of the estimated income tax rates based on projected annualized income.

First Three Fiscal Quarters 1996 Compared with the First Three Fiscal Quarters 1995

Net Sales. The Company's net sales decreased in the first three quarters of Fiscal 1996 by approximately 1% ($2,303,000) to $156,464,000 from $158,767,000 in the first three quarters of Fiscal 1995. Increased net sales in the Company's High Performance Plastics and Coated Fabrics segments were partially offset by decreased net sales in the Specialty Foams and Adhesives segment.

Net sales by the High Performance Plastics Segment increased in the first three quarters of Fiscal 1996 by approximately 2% ($1,548,000) to $85,054,000 from $83,506,000 in the first three quarters of Fiscal 1995. The increase was principally due to increases in selling prices of Royalite(R) thermoplastics products and increased unit volume of Polycast(R) acrylic products. The increase was partially offset by decreased unit volume of Royalite(R) thermoplastic sheet products.

Net sales by the Coated Fabrics Segment increased in the first three quarters of Fiscal 1996 approximately 1% ($620,000) to $42,578,000 from $41,958,000 in the first three quarters of Fiscal 1995 principally due to increased unit volume sales of automotive products and increased selling prices of NAUGAHYDE(R) coated vinyl products. This increase was partially offset by decreased unit volume sales of NAUGAHYDE(R).

Net sales of the Specialty Foams and Adhesives Segment decreased in the first three quarters of Fiscal 1996 by approximately 13% ($4,471,000) to $28,832,000 from $33,303,000 in the first three quarters of Fiscal 1995. The decrease was principally due to a decrease in Adhesives' total unit volume principally in the commercial EPDM roofing market which resulted from severe weather the past winter. Also contributing to the decrease were decreases in Ensolite(R) foam sales of artificial turf underlayment and the Ensolite Sale on June 10, 1996.

Operating Income. Operating Income for the first three quarters of Fiscal 1996 was $465,000, compared to $6,583,000 for the first three quarters of Fiscal 1995. The decrease was primarily due to the decreased net sales in the Specialty Foams and Adhesives Segment and changes in product mix for both the High Performance Plastics and Coated Fabrics Segments. Also contributing to the decrease was the establishment of an $808,000 reserve for estimated back pay and related employment and retraining costs in settlement of a strike by Polycast employees and manufacturing inefficiencies at the Coated Fabrics Segment's Port Clinton, Ohio, manufacturing facility. The decreases were partially offset by a $2,282,000 gain from the Ensolite Sale and reduced raw material prices.

The High Performance Plastics Segment's operating income for the first three quarters of Fiscal 1996 decreased to $5,874,000 from $9,426,000 in the first three quarters of Fiscal 1995. This decrease was primarily due to the establishment of a $808,000 reserve for estimated back pay and related employment and retraining costs in settlement of a strike of Polycast employees and increased professional and development costs at the Royalite thermoplastics division. Also contributing to the decrease was a change in product sales mix of Polycast(R) acrylic products.

The Coated Fabrics Segment's operating loss increased in the first three quarters of Fiscal 1996 to $5,184,000 from a loss of $2,966,000 in the first three quarters of Fiscal 1995 primarily due to increased costs at the Company's Port Clinton, Ohio facility due to manufacturing inefficiencies incurred by the production of products for an automotive customer.

The Specialty Foams and Adhesives Segment's operating income decreased in the first three quarters of Fiscal 1996 to $352,000 from $628,000 in the first three quarters of Fiscal 1995 principally due to decreased sales and increased energy costs at the Company's Mishawaka, Indiana manufacturing facility due to the severe winter weather. The effects of these items were partially offset by reduced raw material prices and a $2,282,000 gain from the Ensolite Sale.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets in the first three quarters of Fiscal 1996 and 1995 was $577,000.

Not allocated to the segments in the first three quarters of Fiscal 1995 was approximately $73,000 of miscellaneous income. There were no such amounts in the first three quarters of Fiscal 1996.

Interest Expense. Interest expense in the first three quarters of Fiscal 1996 increased to $7,630,000 from $7,521,000 in the first three quarters of Fiscal 1995. The increase is primarily due to additional interest expense from increased borrowings under the Company's revolving credit agreement. See Liquidity and Capital Resources.

Income Tax Benefit. Income tax benefit in the first three quarters of Fiscal 1996 was $2,220,000 as compared to $419,000 in the first three quarters of Fiscal 1996. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on projected annualized income.

Extraordinary Gain on the Extinguishment of Debt. Extraordinary gain on the extinguishment of debt for the first three quarters of Fiscal 1995 was $363,000. The amount represents the gain recognized when the Company acquired $7,497,000 of face value of the Company's Senior Secured Notes net of the write-off of applicable debt issuance costs and unamortized debt discount and approximately $310,000 of income taxes.

Liquidity and Capital Resources

For the first three quarters of Fiscal 1996, operating activities used $3,449,000 of cash as compared to $2,118,000 provided during the first three quarters of Fiscal 1995. The increase in cash used in operating activities for the Fiscal 1996 period is primarily attributable to the increased net loss, increases in inventories and the timing of payments of trade accounts payable and partially offset by increases in other liabilities resulting from the establishment of reserves in connection with the sale of the Company's Ensolite division and decreases in trade accounts receivable.

Net cash provided by investing activities for the first three quarters of Fiscal 1996 was $13,451,000 as compared to $4,966,000 used during the first three quarters of Fiscal 1995. Approximately $19,641,000 of cash was provided from the sale of the Company's Ensolite division during the Fiscal 1996 period. Cash was used to purchase property, plant and equipment during the comparable periods. The Company does not have any significant specific commitments for the purchase of property, plant and equipment.

Net cash used in financing activities was $4,777,000 during the first three quarters of Fiscal 1996 as compared to $1,358,000 used during the first three quarters of Fiscal 1995. Cash was used during the Fiscal 1996 period to repay the Company's obligation under its revolving credit agreement. At June 30, 1996 the Company did not have any borrowings under this agreement. The principal use of cash during the first three quarters of Fiscal 1995 was to acquire on the open market approximately $7,497,000 of face value of the Company's Senior Secured Notes.

The Company on June 30, 1996, had approximately $5,516,000 in cash and cash equivalents as compared to approximately $291,000 at October 1, 1995. Working capital at June 30, 1996 was $34,865,000 compared to $31,292,000 at October 1, 1995. The Company had short-term borrowings of $3,761,000 under a $15,000,000 revolving credit facility at October 1, 1995. The Company had no outstanding borrowings under its $25,000,000 revolving credit facility at June 30, 1996. The Company believes that it currently has sufficient liquidity to finance its existing level of operations.

                                     PART II
                                OTHER INFORMATION


Item 1.       Legal Proceedings

      (a) The Company knows of no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business.

      (b) No legal proceedings were terminated during the third quarter ended June 30, 1996, other than routine litigation incidental to the Company's business.

Item 2.       Changes in Securities

              None.

Item 3.       Default upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

      (a)     Exhibits

              Financing  Agreement  dated as of June 5, 1996 by and  between The
              CIT   Group/Business   Credit,   Inc.  (as  Lender)  and  Uniroyal
              Technology Corporation (as Borrower).

      (b) Reports on Form 8-K

              Report on Form 8-K dated June 10, 1996 related to the sale of certain assets and liabilities of the Company's Ensolite specialty foams division to Rubatex was filed with the Commission on June 24, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:   August 13, 1996                By:   \s\ George J. Zulanas, Jr.
      ------------------                     --------------------------
                                             George J. Zulanas, Jr.
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                Description
- - -----------         -------------------------------------
     10 Financing Agreement dated as of June 5, 1996 by and between The CIT Group/Business Credit Inc. (as lender) and Uniroyal Technology Corporation (as borrower).

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.