Form 10-K
period 1996-09-29
UNIROYAL TECHNOLOGY CORP
filed 1996-12-27
CIK 890096

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-K
(Mark One)
[  X  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the fiscal year ended September 29, 1996
                                       OR
[     ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                         [NO FEE REQUIRED]
                     For the transition period from
                   ___________      to     __________

                    Commission   file  number  0-20686

                      UNIROYAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)
           Delaware                                             65-0341868
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 Two North Tamiami Trail, Suite 900
         Sarasota, Florida                                   34236-5568
(Address of principal executive offices)                     (Zip Code)

                             (941) 366-2100
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                                  Name of each exchange on
                                                        which registered
       None                                              Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.01 per share
                               (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (29,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 29, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for this purpose that all directors and officers of the registrant and all holders of 5% or more of the common stock of the registrant are affiliates) was approximately $19,390,000 based on the closing price for the stock on November 29, 1996. The foregoing aggregate market value is based on issuance of only 98% of the shares authorized for initial issuance; the registrant believes that the foregoing aggregate market value would be approximately $20,062,000 if all 10,000,000 shares authorized for initial issuance had been issued.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

As of November 29, 1996, 13,266,708 shares of the registrant's common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _____

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts III - Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual meeting of stockholders to be held in 1997.

================================================================================

================================================================================

================================================================================

                                  ii


                                                     TABLE OF CONTENTS

PART I

ITEM 1 BUSINESS.................................................................

     GENERAL....................................................................

     CORPORATE   DEVELOPMENTS...................................................

          Ensolite Sale.........................................................
          Acquisition of South Bend Facility....................................
          Revolving Credit Agreement............................................
          SAP Business Information System ......................................
          Settlement of Uniroyal Retiree Benefits Litigation ...................
          Introduction of New Coated Fabrics Product ...........................
          Shareholders' Rights Plan.............................................
          Redemption of Series B Preferred Stock................................
          Disposition of Port Clinton, Ohio Automotive Operation................

     BUSINESS SEGMENTS..........................................................
          High Performance Plastics Segment.....................................
          Coated Fabrics Segment................................................
          Specialty Adhesives Segment..........................................

     EMPLOYEES..................................................................

     TRADEMARKS AND PATENTS.....................................................

     RESEARCH AND DEVELOPMENT...................................................

     BACKLOG....................................................................

     WORKING CAPITAL ITEMS......................................................

     ENVIRONMENTAL MATTERS......................................................

     HISTORY OF THE COMPANY.....................................................
          Predecessor Companies.................................................
          Reorganization........................................................

ITEM 2 PROPERTIES...............................................................

ITEM 3   LEGAL PROCEEDINGS......................................................

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................

PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS....................................................

ITEM 6   SELECTED FINANCIAL DATA................................................

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................................

               RESULTS OF OPERATIONS............................................

                    Comparison of Fiscal 1996 with Fiscal 1995 .................

                    Comparison of Fiscal 1995 with Fiscal 1994 .................

                    Liquidity and Capital Resources ............................

                    Effects of Inflation .......................................

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE......................................

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................

ITEM 11 EXECUTIVE COMPENSATION..................................................

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT..............................................................

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........

SIGNATURES......................................................................

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE..................

EXHIBIT INDEX...................................................................

================================================================================

================================================================================

Item 1.  Business

         General

                  Uniroyal Technology Corporation (the "Company") is a leader in the development, manufacture and sale of a broad range of materials employing plastics and specialty chemicals technologies used in the production of a wide range of consumer, commercial and industrial products. Its products, many of which are based on proprietary technology, include thermoplastic sheet for use in the manufacture of seating, interior paneling and other applications in the transportation, recreational, agricultural and industrial vehicle and computer manufacturing industries; acrylic sheet for use in the manufacture of aircraft canopies, cabin windows and windshields, sun tanning beds and bullet resistant enclosures; acrylic rods and tubes used in the manufacture of orthopedic devices and hard contact lenses; a wide selection of plastic vinyl coated fabrics for use in automobile and furniture manufacturing; and liquid adhesives and sealants for use in the commercial roofing industry and in the manufacture of furniture, truck trailers and recreational vehicles. The Company's technologies allow it to incorporate into its specialized materials, such as thermoplastic and acrylic sheets, performance characteristics such as fire retardancy, static dissipation, weatherability, optical clarity, high strength to weight ratio, light filtration capability and others required in the specialty markets on which it focuses. The Company is a leading supplier in such markets due to its ability to provide materials with such varying performance characteristics, to customize such materials and to provide technical and customer support in connection with the use of its products in manufacturing.

                  The manufacturing operations of the Company are conducted at nine sites located in Indiana, Connecticut, New Jersey, California, Georgia, Ohio and Wisconsin, through three business segments: High Performance Plastics, Coated Fabrics and Specialty Adhesives. The High Performance Plastics Segment of the Company's business is comprised of two divisions: Royalite, which manufactures specialty and general purpose thermoplastic sheet, injection molding resins, color concentrates and extruded profiles, and Polycast Technology
         ("Polycast"), which manufactures acrylic sheet for the aerospace, specialty and general purpose markets as well as acrylic rods and tubes. The Coated Fabrics Segment manufactures the Company's line of vinyl coated fabrics and vinyl laminated composites, and the Specialty Adhesives Segment (formerly, the Specialty Foams and Adhesives Segment), manufactures liquid adhesives and sealants.

                  The Company's Fiscal 1996 net sales were approximately $209.3 million. Approximate net sales for each of the Company's three business segments during such period were as follows: High Performance Plastics
         - $115.1 million, Coated Fabrics - $58.7 million, and Specialty Adhesives - $35.5 million. For certain financial information with respect to the Company's business segments, see "Note 16 to Financial Statements." The Company is the successor to an affiliated group of reorganized entities from which the Company acquired all of its businesses in 1992 pursuant to a plan of reorganization adopted on September 27, 1992. See "- History of the Company."

         Corporate Developments

                  The following are certain corporate developments which occurred in Fiscal 1996. The descriptions of such developments should be read in conjunction with the other parts of this Form 10-K and with the Financial Statements and Notes to Financial Statements and other financial information which form a part hereof.

                  Ensolite Sale

                  On June 10, 1996, the Company sold substantially all of the assets used in the Specialty Foams Division of its Specialty Adhesives Segment to Rubatex Corporation ("Rubatex") for a purchase price of $25.0 million. Pursuant to its agreement with Rubatex, the Company will continue manufacturing specialty foam products for Rubatex until not later than July 31, 1997. See "- Business Segments - Specialty Adhesives" and "Note 3 to Financial Statements."

                  In connection with the Ensolite Sale, the Company has retained certain liabilities related to its Specialty Foams Division, including liabilities for employee severance, facility clean-up and environmental remediation costs. See "- Acquisition of South Bend Facility," "- Business Segments - Specialty Adhesives," "Environmental Matters" and "Note 3 to Financial Statements."

                  Acquisition of South Bend Facility

                  The Company acquired on July 17, 1996 a manufacturing facility in South Bend, Indiana consisting of approximately 240,000 square feet for approximately $1.8 million. The manufacturing operations of the Specialty Adhesives Segment, as well as certain other Company operations, will relocate to the South Bend, Indiana facility during the first half of Fiscal 1997. During Fiscal 1996 and Fiscal 1995, the Company incurred approximately $900,000 and $1.3 million, respectively, in excess facility costs associated with the operation of the Mishawaka, Indiana facility, the current site of the manufacturing operations of the Company's Specialty Adhesives Segment. See "- Business Segments - Specialty Adhesives" and "- Environmental Matters." The Company expects significant savings in facility expenditures in future periods from the elimination of the excess facility costs related to the operation of the Mishawaka, Indiana facility and reduced operating expenses resulting from operating efficiencies of the new plant, including reduced energy costs, property taxes and personnel requirements. Approximately $1.0 million of the purchase price for the South Bend, Indiana Facility has been placed in escrow and will be drawn upon to pay for the costs of environmental remediation at such facility. The Company expects to incur this approximately $1.0 million in environmental remediation costs over a five to seven year period in connection with such facility. The Company has reserved $4.3 million for severance, environmental remediation and other relocation costs associated with the closure of the Mishawaka, Indiana facility. See "- Business Segments - Specialty Adhesives" and "- Environmental Matters."

                  Revolving Credit Agreement

                  On June 10, 1996, the Company entered into a new revolving credit agreement with The CIT Group/Business Credit, Inc., pursuant to which the Company may, subject to certain conditions, borrow up to $25.0 million, but generally in no event more than an amount equal to the lesser of 85 percent (85%) of its trade accounts receivable and seventy-five percent (75%) of certain accounts of the Company, including, but not limited to, its trade accounts receivable. Interest under the agreement is payable, at the Company's election, either at the rate of a specified prime rate plus a margin of one-half of one percent (.5%) per annum, or the applicable London Interbank Offer Rate plus a margin of two and three-quarters percent (2.75%). All of the Company's trade accounts receivable are pledged to the lender as collateral for this agreement. The Company believes that this agreement provides it with borrowing conditions more beneficial to it than the terms of the revolving credit agreement it previously had in place with Heller Financial, Inc., as to aggregate borrowing availability, interest rate and restrictions applicable to the Company's operations.

                  SAP Business Information System

                  In October 1996, the Company completed implementation of a new business information system utilizing software developed by SAP America, Inc. ("SAP"). The SAP system is expected to make the Company more competitive and responsive to customer needs through the integration of order entry, production, inventory control, shipping and billing information and financial systems generally. The new system had been under development at the Company since 1994 and has cost approximately $4.7 million as of September 29, 1996.

                  Settlement of Uniroyal Retiree Benefits Litigation

                  The Company has reached an agreement in principle with Uniroyal Retiree Benefits, Inc. ("URBI"), a non-profit corporation unaffiliated with the Company which provides medical and life insurance benefits to certain retired employees of the Predecessor Companies (as hereinafter defined) and affiliates thereof and their dependents. See "- History of the Company." Since 1994, URBI has contested the level of funding to be provided to it by the Company under the terms of a funding agreement that was part of the Plan of Reorganization of the Predecessor Companies. See "Item 3. - Legal Proceedings." The proposed settlement provides, among other things, for a compromise on the level of funding to reflect URBI's current program needs. The Company anticipates that the final documentation with respect to the settlement should be completed in the near future, but no assurance can be given to that effect.

                  Introduction of New Coated Fabrics Product

                  During Fiscal 1996, the Company commenced production of significant amounts of a new line of coated fabric products, sales of which had commenced in Fiscal 1995. Such products had been in development since 1992. The material has been qualified for use in the door panels for several General Motors Corporation ("GM") automobile models. It accounted for approximately $6.0 million in sales in Fiscal 1996. In 1995, sales of this product were nominal. It has been the Company's experience that product specifications developed for particular automobile models are generally effective for a period of three to four years. The Company thus has expectations that its new product series will be usable in the door panels for the GM models in which they are presently used for a like period, but no assurance exists to such effect. Moreover, at the present time, the Company is the only manufacturer that has satisfied the rigorous specifications imposed by GM for materials for use in the manufacture of such door panels. These product specifications require a material characterized by light weight, deep grain patterns, softness, cohesion upon exposure to heat and processability, among others. There can be no assurance, however, that other suppliers will not in the future introduce products which satisfy such requirements.

                  Redemption of Series B Preferred Stock

                  On December 16, 1996, the Company redeemed 15 shares of the Company's Series B Preferred Stock held by the Pension Benefit Guaranty Corporation for an aggregate redemption price of approximately $2.3 million.

                   Shareholder Rights Plan

                  On December 18, 1996, the Company's Board of Directors (the "Board") declared a dividend distribution of one preferred shared purchase right (a "Right") for each share of the Company's Common Stock, par value $.01 per share ("Common Stock"), outstanding as of December 30, 1996. Each Right entitles the holder to purchase from the Company 1/100,000 of a share of participating preferred stock of the Company for $17.00, subject to adjustment. Initially, the Rights are attached to the Common Stock and are not represented by separate certificates or exercisable until the earlier to occur of (i) ten days after the public announcement (the date of such first public announcement being the "Stock Acquisition Date") that a person or group has acquired 15% or more of the Common Stock (other than the existing 15% owners who do not increase their ownership), or (ii) ten business days (or such later date as may be determined by the Board) after the commencement of a tender or exchange offer that would result in owning an Acquiring Person 15% or more of the Common Stock, the earlier of such dates being the "Distribution Date". If after the Distribution Date a person shall become an Acquiring Person (other than pursuant to certain offers approved by the Board) each holder of a Right (other than the Acquiring Person and, in certain circumstances, his transferees) will have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the purchase price of the Right. In addition, if after a Stock Acquisition Date the Company enters into certain business combinations, or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive, upon exercise, Common Stock of the acquiring company having a value equal to two times the purchase price of the Right. The Board may, subject to certain limitations, amend the Rights and may redeem all but not less than all of the Rights for $0.001 per Right. The Rights have certain anti-take-over-effects. The Rights will expire on December 18, 2006 unless earlier redeemed.

                  The Rights may cause substantial dilution to a person that attempts to acquire the Company without the approval of the Board unless the offer is conditioned on a substantial number of Rights being acquired or on redemption of the Rights. The Rights, however, should not affect offers for all outstanding shares of Common Stock at a fair price and otherwise in the best interests of the Company and its stockholders as determined by the Board.

                   Dispostion of Port Clinton, Ohio Automotive Operation

                   Due to the operating losses experienced by the Port Clinton, Ohio operation of the Coated Fabrics Segment during the past three fiscal years, management of the Company has proposed to sell or close that operation during Fiscal 1997.

         Business Segments

                  High Performance Plastics Segment

                  The High Performance Plastics Segment of the Company's business accounted for approximately $115.1 million (approximately 55 percent (55%)) of the Company's net sales in Fiscal 1996. It consists of two divisions: the Royalite Division, which manufactures thermoplastics products, and the Polycast Division, which manufactures acrylic products.

         The Royalite Division - Thermoplastic Products

                  General

                  The Company's Royalite Division is a leading manufacturer of thermoplastic products. Thermoplastics are polymers, such as acrylonitrile butadiene styrene and polyvinylchloride, made from the polymerization of monomers, which can be reshaped after they have been formed by the application of heat and are used in the manufacture of a wide assortment of commercial and consumer products. The Division's products include thermoplastic sheet, injection molding resins, color concentrates and extruded profiles.

                  Thermoplastic  sheet is  manufactured  by the  Company  from a variety of polymers and chemical additives and is constructed either of solid plastic, a core of inexpensive plastic covered with a thin layer of high-quality thermoplastic or a base or substrate of plastic foam surrounded by solid thermoplastic. It is sold to equipment manufacturers, who incorporate the sheet into their product, custom fabricators, who cut and form the sheet for specific applications and supply finished components to equipment manufacturers, and distributors, who resell raw sheet to equipment manufacturers or custom fabricators. The Company manufactures two types of this sheet, specialized sheet, which is made by varying the polymer and chemical components of the sheet in order to achieve particular performance characteristics, and general purpose sheet, which is used by manufacturers for a variety of products not requiring particular performance characteristics.

                  Specialty thermoplastic sheet is sold by the Royalite Division in a number of niche markets, depending upon the performance characteristics of the sheet. The following is a chart setting forth the application of specialized sheet with particular performance characteristics:

        Performance Characteristics                     Principal Uses
        ---------------------------                   --------------------
         flame and smoke retardancy             mass  transportation  vehicle
                                                 seating and interior panels,
                                                 aircraft interior trim and
                                                 computer and other electronic
                                                 equipment component housings

         static dissipation and
           conductivity                         computer chip and hard drive
                                                 carriers

         weatherability/temperature
           resistance                           recreational camper tops,
                                                 interior trim for agricultural
                                                 and other off road vehicles and
                                                 exterior boat trim

         buoyant, hydrodynamic and/or
           high strength-to-weight ratio        canoes, kayaks, other watersport
                                                 craft and amusement park
                                                 vehicles

                  The Company believes it has a substantial share of the markets for specialty thermoplastic sheet due to its ability to manufacture sheet with the wide variety of performance characteristics set forth above, and which are, in many cases, customized to meet its customers' exact specifications. Net sales of specialty thermoplastic sheet accounted for approximately 65 percent (65%) of total net sales of thermoplastic sheet by the Royalite Division during Fiscal 1996.

                  The Company maintains a scientific and technical staff and the necessary production capabilities to design specialty thermoplastic sheet with performance characteristics to suit its customers' specifications. See "- Research and Development." In addition, the Company has advanced coloring technology, including a database of up to 2,500 color formulas developed by the Royalite Division, which enables it to color its thermoplastic sheet to match customer specifications precisely and consistently. The Company also has the ability to texturize its sheet with what it believes to be one of the most extensive selections of embossing grains available in the market.

                  By contrast to specialty thermoplastic sheet, general purpose thermoplastic sheet is used in the manufacture of numerous consumer and industrial products, such as luggage, musical instrument and equipment cases, tote boxes and vehicle mudflaps, which do not require that the thermoplastic material used in their manufacture possess any of the performance characteristics which distinguish specialty sheet and which are referred to above. The market for general purpose thermoplastic sheet is significantly broader than the market for specialty thermoplastic sheet due to the almost limitless uses to which such sheet may be put in the manufacture of products. Such market is generally characterized by intense competition, high volume and low margins. The Company does not have a significant share of this market. Sales of general purpose sheet during Fiscal 1996 accounted for approximately 35 percent (35%) of total net sales of the Royalite Division.

                  In Fiscal 1995, the Royalite Division introduced two new product lines: injection molding resins, which are used in the manufacture of thermoplastic products through injection molding, and color concentrates, which are used to color thermoplastic sheet materials and injection molding products during the manufacturing process.

                  The Company introduced these product lines as part of its "life cycle sourcing" strategy implemented in 1995, aimed at satisfying a customer's needs for thermoplastic material with respect to a particular product from the product's development stage through maturity, including matching products to production methods used at different production volume levels. When a customer is in the initial stages of developing a product requiring a thermoplastic component, the Company employs its technological capabilities and scientific expertise to design and produce customized thermoplastic sheet, which the customer then generally "thermoforms" through the application of heat into particular applications to be incorporated into its final product. Due to its low cost, "thermoforming" is used in connection with the manufacture of thermoplastic components not required in large volume manufacturing runs. When a customer's unit volume of a product attains those levels at which it becomes economical for the customer to manufacture the thermoplastic application by injection molding, a more capital intensive but efficient process when compared to thermoforming, the Company, which does not compete in the injection molding manufacturing industry, can continue to supply the customer with the polymer resins and color concentrates used in the injection molding process, which will achieve the same properties and color as when the application was produced through thermoforming. By using the Company's injection molding resins and color concentrates, which have been customized to meet the customer's particular specifications, the customer avoids any disruption in its production that may result from having to qualify a thermoplastic material from a new manufacturer.


                  Although injection molding resins and color concentrates constitute less than five percent (5%) of net sales of the Royalite Division for Fiscal 1996, the Company believes that significant opportunities for growth exist in this market and that such product lines will enhance the division's specialty sheet lines by assuring customers that the Company will be able to meet their specialized thermoplastics needs throughout every stage of a product's life cycle.

                  In Fiscal 1995, the Royalite Division combined its technological capabilities with the Polycast Division's expertise in extrusion production methods (see " - High Performance Plastics Segment
         - Polycast Division") to commence manufacturing an extruded profile line of products which are used for applications requiring flexibility and resilience, such as dock/boat bumpers and gaskets which are sold to the Polycast Division for use in the manufacture of acrylic sheet. This product line was implemented primarily to make use of the Company's available production capacity at the division's Warsaw, Indiana facility. Even though sales of extruded profiles do not represent a significant part of the Royalite Division's business, the Company believes that significant opportunities for growth exist in this market.

                  Competition

                  The market for thermoplastic sheet in the United States is highly competitive, with companies competing primarily on the basis of product specifications, price, customer service and technical support. The Company competes in this market principally by maintaining or increasing its market share in the specialty thermoplastic niche markets described above. See "- Royalite Division - General." The Company believes that it competes effectively with other producers in such markets by providing strong customer service through technical support, state-of-the-art color technology and new product development. The Division maintains highly knowledgeable technical representatives who work directly with customers to ensure that the Division's materials used in the manufacture of a customer's product conform to the customer's specifications and work efficiently with the customers' manufacturing processes. In addition, the Company has polymer expertise and custom compounding capabilities to customize the performance characteristics and color of its thermoplastic products, whereas many of its competitors do not have such capability. Its technological capabilities have also permitted the Company to develop successful new products which enhance its competitiveness in this segment. For example, recently, the Royalite Division introduced graffiti-resistant seating material, developed for the mass transportation market. The addition of injection molding resins and color concentrates and implementation of life cycle sourcing have enhanced the Royalite Division's competitiveness by assuring customers that the Company will be able to meet their thermoplastics needs throughout every stage of a product's life.

                  The Company is also able to compete effectively with respect to price due in part to its low production costs and savings resulting from its use of recycled material in the manufacture of thermoplastic sheet. See "Royalite Division - Raw Materials." The Company's ability to internally produce and laminate a thin layer of high quality colored thermoplastic film over a less costly substrate allows it to compete favorably with most other specialty thermoplastic sheet manufacturers, which use a single layer of relatively expensive colored plastic sheet to produce the desired end product.

                  The Company's principal competitors in the flame and smoke retardant thermoplastic product market are Kleerdex Company, GenCorp Inc. and Spartech Corporation. Mitech Corp. is the Company's principal competitor in the static control thermoplastic product market, and Spartech Corporation and Primex Plastics Corp. are the Company's principal competitors in the general purpose thermoplastic sheet market. The Company's competitors have in the past increased their market shares in the thermoplastic industry generally through acquisitions.

                  Marketing

                  The  Royalite  Division's  thermoplastic  sheet  products  are marketed under the ROYALITE(R) and SPECTRUM(R) brand names. Thermoplastic sheet with specialized characteristics is also marketed under individual brand names, such as ROYALSTAT(R) (thermoplastic sheet designed to dissipate or conduct static electric charges), ROYALEX(R) (multilayer thermoplastic sheet with a foam core and highly weather-resistant layer on one or both sides, resulting in a high strength-to-weight ratio, designed for recreational, marine and sporting applications), ROYALTHOTIC(R) (thermoplastic sheet designed to be thermoformed at low temperatures to permit orthopedic medical practitioners to form individual patient orthopedic devices in their offices).

                  The  Royalite  Division  markets  its  thermoplastic  products primarily through a national sales force of approximately 14 sales representatives, who are employees of the Company, and through wholesale distributors to whom it supplies its products for resale to fabricators and manufacturers. Representative customers of the Royalite Division and representative end users of its products include: American Seating Company, National Railroad Passenger Corp. (Amtrak), Bombardier, Inc., Caterpillar, Inc., Curbell Plastics, a division of Curbell, Inc., Commercial Plastics and Supplies Corp., General Motors Corporation, Hewlett-Packard Company, Laird Plastics, Inc., McDonnell Douglas Corporation, Sensormatic Electronics Corporation, Seagate Technology, Inc. and the U.S. Navy. The Company has a broad customer base for its thermoplastic products and it does not believe that it is dependent upon any single customer or group of customers for sale of its thermoplastic products. Pricing and terms offered to customers are generally consistent with those found in the industry.

                  Manufacturing Facilities

                  The Company manufactures its thermoplastic products at three wholly-owned facilities, the largest of which is located in Warsaw, Indiana. The Company's other thermoplastic sheet manufacturing facilities are located in Rome, Georgia and Redlands, California. See "Item 2. Properties."

                  Raw Materials

                  The principal raw materials used by the Company in the manufacture of thermoplastic sheet, injection molding resins, color concentrates and extruded profiles are acrylonitrile butadiene styrene ("ABS") resins and polyethylene, polypropylene and polyvinylchloride ("PVC") resins and alloys of such resins. The Company has no long-term purchasing agreements with any suppliers for such raw materials, other than GE Plastics (a division of General Electric Company) from which the Company acquires a substantial portion of its ABS resins. The Company purchases PVC resins and other raw materials from a variety of domestic and international suppliers. These products are all currently readily available from a variety of suppliers.

                  The Company recycles scraps of thermoplastic material that result from customers' forming sheet for their specific applications for use in the manufacture of new sheet. Recycled material is generally used by the Company to replace the raw materials that would otherwise be required to manufacture specialized and general purpose thermoplastic sheet. Recycled material is purchased from customers and brokers and is significantly less expensive than new raw materials.

         The Polycast Division - Acrylic Products

                  General

                  The Polycast Division manufactures high performance acrylic sheet, rods and tubes which are sold principally to custom fabricators and original equipment manufacturers, who heat and form the Polycast product into shapes for specific applications, such as aircraft window units, furniture components and orthopedic braces. The Division's acrylic products have a unique combination of physical properties and performance characteristics which are required by the manufacturers who use them as a component of their products. For example, they weigh considerably less than, but are superior in clarity and impact resistance to, glass. They are thermoformable, remain stable under sustained exposure to the elements and can be processed to transmit or filter ultraviolet light, depending on customer requirements.

                  The Company manufactures acrylic sheet for three markets - the aerospace market, which includes the commercial and military aerospace industries, in which the Division's products are used for such applications as aircraft cockpit canopies and cabin windows and helicopter windshields; the specialty acrylic sheet market, which includes a variety of niche markets in which the Division's products are used in the manufacture of boat windshields, bullet-resistant security enclosures for banks, convenience stores and other businesses, basketball backboards, hockey rink protective barriers, furniture, sun tanning beds, aquariums and atriums; and the general purpose market for acrylic sheet, in which general purpose acrylic sheet is used for such applications as store displays and signage, where specific performance characteristics are not required. The Division's acrylic rods and tubes are used for a variety of applications, including the manufacture of lighting fixtures, furniture, medical instruments, orthopedic devices, such as orthopedic braces, and lens materials used to replace defective lenses of the eye in cataract surgery and certain types of hard contact lenses.

                  The Polycast Division manufactures its acrylic products through cell cast manufacturing, a process which enables it to customize the performance characteristics of its acrylic aerospace sheet, specialized sheet and rods and tubes, to meet the exact specifications of its customers and to offer its products with a broader range of physical characteristics than generally can be achieved through other manufacturing processes, such as continuous cast, extrusion and calender processes. For example, the Polycast Division's scientific staff have used the cell cast process to develop a specialized sheet which transmits rather than filters ultraviolet rays for use in sun tanning beds and an aerospace sheet with consistently high optical quality and exact color shading for use in constructing aerospace transparencies such as aircraft and helicopter window products. The Division can manufacture acrylic products in more than 60 colors and acrylic sheet in widths ranging from 0.030 to 6.00 inches. Acrylic sheet manufactured by the cell cast process, which is more labor intensive than continuous cast, extrusion or calender processes, generally yields higher margins than acrylic sheet produced by such other processes.

                  The Division markets its aerospace acrylic sheet in the military and commercial aerospace industries, which require products meeting precise specifications. The Division is one of a few acrylic manufacturers in the United States qualified to produce acrylic sheet meeting military manufacturing standards, specifications and requirements ("MILSPEC"), a designation made by the U.S. Navy's Naval Air Development Center which is a prerequisite for supplying the military aerospace industry. The Division and the Predecessor Companies have maintained this qualification since 1976. The Division's aerospace acrylic sheet is also qualified by several commercial aerospace manufacturers, including McDonnell-Douglas Corporation, Boeing Company, Sikorsky Aircraft Corporation and Bell-Helicopter,Textron, Inc., which include a supplier's products on their "qualified product lists" only after such products have met MILSPEC requirements and passed the manufacturer's additional and more stringent testing and approval procedures. Any failure of the Division's aerospace acrylic products to continue to meet required specifications under which they are provided to an aerospace manufacturer could have a material adverse effect on the Division.

                  The  Division  sells  its  specialty  acrylic  sheet in a wide variety of niche markets, including to manufacturers of boat windshields, bullet resistant enclosures and protective barriers for athletic facilities, furniture and sun tanning beds and aquariums and atriums. The Division markets its acrylic products to such industries through customization of the performance and physical characteristics of its specialty sheet to meet customer specifications.

                  Competition

                  The Division faces continuing competition from North American producers and from certain foreign producers, particularly from Asian and South American countries. Many of these competitors have greater resources than the Company. These competitors primarily produce standard sizes of general purpose acrylic sheet by continuous cast, extrusion or calender processes. The Division concentrates on the production of aerospace and specialty acrylic sheet, which in certain cases has unique characteristics that cannot be obtained by such other manufacturing processes. Net sales of aerospace and specialty acrylic sheet accounted for approximately 63 percent (63%) of total net sales by the Polycast Division.

                  The Company believes that the Division has a significant share of the niche markets in which it sells its aerospace and specialty acrylic sheet. See "- Polycast Division - General." The Division's principal competitors in the specialty acrylic sheet market are ICI
         Acrylics, Inc., a subsidiary of Imperial Chemicals Industries plc ("ICI"), AtoHaas Americas Inc. ("AtoHaas"), Cyro Industries, a division of Cytec Industries, Inc. ("Cyro"), and Nordam, Inc. ("Nordam"). The Division's principal competitors in the acrylic aerospace sheet market are Swedlow, Inc., a subsidiary of Pilkington plc ("Pilkington"), Rohm Darmstadt GmbH, and Cyro.

                  In order to compete with vertically integrated companies in the aerospace acrylic sheet market, such as Pilkington and Nordam, which manufacture such sheet as well as form it into finished aircraft window products for sale to commercial aircraft manufacturers, the Division entered into an agreement in 1995 with PPG Industries, Inc. ("PPG"), pursuant to which an affiliate of PPG in Italy uses acrylic window blanks constructed of Polycast(R) aerospace acrylic sheet to manufacture finished aircraft window systems for sale to the commercial aerospace market. The Polycast(R) acrylic sheet is stretched to form window blanks by Aerospace Composite Technologies Limited ("ACT") in England pursuant to an agreement with the Company and then sold to PPG. The purchase price paid by PPG for the acrylic blanks is based, in part, on PPG's profits from sales of aircraft windows incorporating such blanks. Both the agreement with PPG and the agreement with ACT expire in 1998 but may be renewed for successive 12-month periods.

                  In the acrylic rod and tube market, the Division's competitors are various small companies that typically produce only these products.

                  ICI, Cyro, and AtoHaas, which are North American producers of acrylic sheet, also produce methyl methacrylate monomer ("MMA"), the principal raw material used in the manufacture of acrylic sheet, rods and tubes, or certain of the components thereof, making it possible for them to absorb increases in the cost of MMA, and buy in large quantities, thereby availing themselves of volume discounts not available to the Division. Since the Company does not itself produce MMA, the Polycast Division is unable to compete with the low prices charged by these companies for general purpose acrylic sheet. See "- Polycast Division - Raw Materials."

                  Marketing

                  The Polycast Division's acrylic products are marketed under the POLYCAST(R) brand name. Acrylic products with special performance characteristics are also marketed under individual brand names, such as PILOTS' CHOICE(TM) (aerospace sheet with high optical quality) for helicopter windshields, SOLACRYL(R) (specialty sheet which transmits ultraviolet rays) for sun tanning beds and POLYDOR(R) (thermoformable sheet) used for orthopedic products. The Company's acrylic rods and tubes are also marketed under the GLASFLEX(TM) brand name.

                  The Division markets its acrylic sheets, rods and tubes primarily through five sales representatives, who are employees of the Division, and through wholesale distributors.

                  Representative domestic customers of the Polycast Division and representative end users of its acrylic products include Beech Aircraft Corp., Bell-Helicopter Textron, Inc., Boeing Company, Cadillac Plastic & Chemical Co., The Cessna Aircraft Company, Chris-Craft Industries, Inc., Llamas Plastics, Inc, Commercial Plastics and Supply Corp., Laird Plastics, Inc., Sensormatic Electronics Corporation, Sierracin/Sylmar Corporation, Sikorsky Aircraft Corporation, Texstar Inc., Thunderbird Products Corp. and Wellcraft Marine. Representative foreign customers and end users include Augusta Helicopters and Embraer. The Company is not dependent upon a single customer or group of customers for sales of its acrylic products.

                  Manufacturing Facilities

                  The Division manufactures acrylic sheet at its facility in Stamford, Connecticut and finishes and further processes acrylic sheet for certain applications at its facility in Hackensack, New Jersey, which also serves as the principal warehouse for acrylic sheet products. Acrylic sheet is also manufactured, along with acrylic rods and tubes, at the Division's facility in Stirling, New Jersey. The Company owns all three of these facilities. The Division leases office space used for its division headquarters adjacent to its Stamford, Connecticut manufacturing facility. See "Item 2. Properties."


                  Raw Materials

                  Since October 1, 1991, all of the Division's requirements of MMA have been purchased from ICI or its predecessor owner of the monomer business, E.I. duPont de Nemours & Co., pursuant to a supply agreement which obligates the Division to purchase from ICI and ICI to supply the Division with its requirements for MMA on a year-to-year basis, subject to termination by either party upon one year's advance notice. Under the supply agreement, the Division is entitled to purchase MMA from other suppliers who offer the product at prices lower than those ICI is willing to match. In addition, the supply agreement requires that any party that acquires all or substantially all of ICI's assets used to manufacture MMA assume the obligations of ICI under the agreement and further requires that any party that acquires all or substantially all of the Company's assets used to manufacture its acrylic sheet, rods and tubes assume the obligations of the Division under the agreement.

                  In the event that ICI elects to terminate the supply agreement, the Company believes that the Division could obtain MMA from one or more alternate sources. However, each of the two major alternate domestic manufacturers and certain other major alternate foreign manufacturers of MMA compete (as does ICI) with the Division in the manufacture and sale of acrylic sheet. Thus, there can be no assurance that the Division would be able to obtain MMA from these alternate sources at satisfactory prices, on a reliable basis or on terms otherwise satisfactory to the Division.

         Coated Fabrics Segment

                  The Company's Coated Fabrics Segment, which accounted for approximately $58.7 million (28 percent (28%)) of the Company's net sales for Fiscal 1996, is a leading manufacturer of vinyl coated fabrics and vinyl laminated composites. The segment's product lines consist of products for the automobile manufacturing industry, which accounted for 56 percent (56%) of total net sales for Fiscal 1996, and the well known Naugahyde(R) brand name vinyl coated fabric products, which accounted for 44 percent (44%) of total net sales for such fiscal year.

                  General

                   The segment's automotive product line consists of plastic vinyl coated fabrics and vinyl laminated composites used by manufacturers and custom fabricators in the production of vehicle seat coverings, door panels, arm rests, consoles and instrument panels. Its coated fabrics are durable, stain resistant, cost-effective alternatives to leather and cloth coverings. The segment's vinyl laminated composites are durable, easily formed, economical alternatives to fabric coverings used for applications such as automobile instrument and door panels. The materials manufactured by the segment can be hand or machine sewn or glued to an underlying structure, such as a seat frame or automobile door panel, or thermoformed to cover various underlying structures or into freestanding shapes for a variety of applications, and come in a wide range of colors and textures. The Company has determined to exit the Port Clinton, Ohio operation of this Segment. The operation consists of the vinyl laminated composite line. See "- Corporate Developments - Disposition of Port Clinton, Ohio Automotive Operation" and "Note 15 to Financial Statements."

                  The segment's Naugahyde(R) vinyl coated fabrics products have varying performance characteristics and are sold in markets depending upon the performance characteristics required by end users. For example, for recreational products which are used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, the segment sells a Naugahyde(R) product that is designed primarily for weatherability. It also manufactures Naugahyde(R) products that can withstand powerful cleaning agents, which are widely used in hospitals and in other medical facilities. Flame and smoke retardant Naugahyde(R) vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospital furniture and school bus seats. In Fiscal 1996, the segment employed a designer to commence development of additional styles and patterns for its Naugahyde(R) products in order to respond to changing needs of its customers. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Comparison of Fiscal 1996 with Fiscal 1995."

                  The segment is one of the few  manufacturers  that can produce coated fabrics through composite, continuous cast and calender manufacturing processes. These processes allow it to produce coated fabrics and laminated composites with different characteristics: composite manufacturing produces a material which is light in weight with sharply defined borders; the continuous cast method produces a material with a soft finish, deep grain pattern and a wide temperature range and high malleability factors for thermoforming; and calender manufacturing produces a material with less of a soft finish but which can be manufactured economically in high volume.

                  The segment has three state-of-the-art production lines which produce coated fabrics and laminated composites in more than 450 colors and 25 textures and patterns. However, one of such lines was installed to penetrate the market for the application of coatings for the automobile air bag market, which the segment subsequently decided to exit in Fiscal 1996. Such line continues idle at this time. Management is currently evaluating alternate uses for such line.

                  The segment's automotive products are marketed to domestic automobile manufacturers as well as to foreign automobile manufacturers producing vehicles in the United States ("transplant manufacturers"). The coated fabrics and laminated composites which comprise this line are designed to meet the performance specifications set by automobile manufacturers such as crisp lines or soft finishes of interior components or the ability to thermoform the products into specific applications. In Fiscal 1995, the segment introduced a new series of coated fabrics products in response to performance specifications of General Motors Corporation ("GM") for a coated fabric with limited propensity to lose cohesion upon exposure to heat and that would meet processability requirements but would also be lighter in weight and softer to the touch. Such products had been in development since 1992 and in Fiscal 1995 represented a nominal amount of the segment's sales. In Fiscal 1996, sales of such products to GM accounted for approximately $6.0 million in net sales. The products are currently being provided to GM for use in several of its automobile models. See "-Corporate Developments- Introduction of New Coated Fabrics Product."

                  In order to supply coated fabrics and laminated composites to the domestic automotive market, a supplier must first satisfy extensive product standards and specifications established by the manufacturer. The segment and the Predecessor Companies have had products that satisfied the standards of domestic automobile manufacturers for many years. In fact, the Company and its predecessors have supplied coated fabrics to GM for more than 30 years. As a result of the introduction of its new series of coated fabrics products, sales to GM increased substantially in Fiscal 1996. Although this segment has not had significant sales to other domestic automobile manufacturers in Fiscal 1996, the Company believes that an opportunity for significant expansion exists in the domestic automotive market for such product line for use in seat upholstery trim, door panels and other interior vinyl covered components for trucks and automobiles.

                  Similar to the domestic automotive market, a supplier must first satisfy extensive quality and manufacturing specifications in order to supply coated fabrics and laminated composites to transplant manufacturers. The segment has satisfied these standards of Honda America Manufacturing, Inc. ("Honda") with respect to seat covers and laminated composite door and instrument panels and for Mazda Motor Corporation with respect to seat covers and door panels. The Company believes that transplant manufacturers represent a growing market for its coated fabrics and laminated composites.

                  Pursuant to a technical collaboration agreement entered into with Okamoto Industries, Inc. ("Okamoto"), a Japanese manufacturer of coated fabrics products, the segment holds an exclusive license to use Okamoto's advanced technology for the manufacture of certain coated fabrics in the United States and Canada until 2003. This arrangement has provided the segment with the capability to manufacture materials using the composite production process, and has allowed it to supply product to transplant manufacturers such as Honda. The Company is required to pay Okamoto a royalty on net sales of products under the agreement.

                  The coated fabrics and laminated composites market for the automobile manufacturing industry is characterized by long lead times for new products requiring significant working capital investment and extensive testing, qualification and approval by automobile manufacturers. The segment faces a significant risk that automobile manufacturers might not select its new products after it has incurred significant cost for, among other things, research and development, manufacturing equipment, training and facility-related overhead expenses to develop such products. Moreover, even if the segment's products are eventually approved and purchased by automobile manufacturers, its working capital investment might fail to generate revenues for several years while the segment develops such products and automobile manufacturers conduct their testing, qualification and approval procedures for such products. For example, in 1992 the segment incurred significant costs for research and development, equipment and facility costs to develop a new series of coated fabric products but sales of such products were nominal or nonexistent until Fiscal 1996 when GM began purchasing significant quantities of the product for use in several automobile models, resulting in sales of approximately $6.0 million in such fiscal year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Fiscal 1996 with Fiscal 1995."

                  Competition

                  The Coated Fabrics Segment competes in the domestic and transplant automotive markets for coated fabrics and laminated composites primarily on the basis of price. In the case of unique product lines developed by the segment, such as the new product series discussed above, the segment competes on the basis of the performance characteristics of its products. In the domestic and transplant automotive markets, the segment generally sells its coated fabrics and laminated composites directly to automobile manufacturers and to custom fabricators, who use the segment's coated fabrics and laminated composites to make finished products, such as seats and door panels, which are then sold to automobile manufacturers.

                  The segment competes with respect to its Naugahyde(R) products primarily on the basis of style, color and quality, as well as price and customer service through technical support and performance characteristics which meet customer needs. In Fiscal 1996, it employed a designer to commence development of additional styles and patterns in order to respond to changing needs of end-users of Naugahyde(R)
         products. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 1996 with Fiscal 1995."

                  The segment's principal competitors in the domestic automotive markets are Canadian General Tower, Ltd. and Sandusky Vinyl Products Corporation, and its principal competitors in the transplant automotive markets are O'Sullivan Industries Corp. and foreign importers. Its principal competitors with respect to its Naugahyde(R) products are C.G. Spradling & Company, GenCorp Inc. and Morbern Inc.

                  Marketing

                  The segment's coated fabrics products were introduced by one of its predecessors more than 45 years ago and today are marketed under several nationally recognized brand names, including NAUGAHYDE(R), NAUGAFORM(R) and DURAN(R). BEAUTYGARD(R) is the name under which the segment markets its cleaning agent-resistant coated fabrics, and its flame and smoke retardant coated fabrics are marketed under the brand name FLAME BLOCKER(TM).

                  The segment markets and sells its coated fabrics and laminated composites primarily through 12 national sales representatives, who are employees of the Company, and independent sales representatives. In the furniture manufacturing market, it generally sells its coated fabrics through its sales representatives and to distributors who sell to furniture manufacturers, upholsterers and fabric distributors, which supply furniture manufacturers. Approximately 50 percent (50%) of the segment's non-automotive market sales in Fiscal 1996 were to distributors.

                  Representative customers and end users of the segment's coated fabrics and laminated composites include Becker Group, Inc., Bombardier, Inc., Club Car, Inc., GM, Honda, Kawasaki Heavy Industries, Inc., Harley-Davidson, Inc., Mazda Motors of America, Inc., Michigan Seat Co., Okamoto USA, Inc., Polaris Industries, Inc., Shelby Williams Industries, Inc., TS Trim, Inc. and United Technologies Automotive Division.

                  Manufacturing Facilities

                  The segment manufactures its coated fabrics at facilities located in Stoughton, Wisconsin and Port Clinton, Ohio. Both of these facilities are owned by the Company. The segment also leases offices in Troy, Michigan for its sales representatives serving the automotive industry and in Sarasota, Florida for customer service representatives of its Naugahyde(R) product line. See "Item 2. Properties."

                  Raw Materials

                  The principal raw materials for the segment's coated fabrics are casting paper, knit fabric, polyolefin foam, PVC plastic resins and plasticizers. The segment generally has multiple sources for casting paper, knit fabric and plasticizers. Although it obtains PVC plastic resins from several domestic and foreign suppliers, a substantial portion of its requirements of PVC plastic resins are purchased from The Goodyear Tire and Rubber Company ("Goodyear"). In 1996, Goodyear announced that commencing in early 1997 it would cease the manufacture and sale of PVC plastic resins. The segment has identified alternative sources of such materials and incurred costs of approximately $300,000 in Fiscal 1996 in connection with the reformulation of its current products to use such substitute resins in order to meet its customers' specifications. Although several of the Coated Fabrics Segment's customers have approved, for certain applications, such reformulation of the PVC plastic resins which the segment uses to manufacture its coated fabrics products, many of its customers, including GM, have not approved such reformulation as to all applications. The Company does not believe it will be adversely impacted in the future by Goodyear's decision to cease selling PVC plastic resins, since it expects that all PVC resin reformulations will be approved prior to such cessation or shortly thereafter.

                  The segment purchases polyolefin foam from Toray Industries, Inc. which currently is the only supplier of polyolefin foam approved by end users of the segment's foam-based products. Although the Company believes that polyolefin foam would be available from alternative suppliers, if polyolefin foam from Toray Industries, Inc. were to become unavailable, production of the segment's coated fabrics and laminated composites could be affected, because the segment would have to obtain approval from its customers of product using polyolefin foam purchased from alternative suppliers. The segment is currently in the process of seeking such approvals from its most significant customers with respect to alternative suppliers of polyolefin foam. The Company does not expect that the segment will have to incur significant costs to obtain such approval.

         Specialty Adhesives Segment

                  The Company's Specialty Adhesives Segment accounted for approximately $35.5 million (17 percent (17%)) of the Company's total net sales for Fiscal 1996. Approximately $17.2 million of this amount was attributable to net sales of Ensolite products. See "Note 3 to Financial Statements" and "Corporate Developments - Ensolite Sale."

                  General

                  The Specialty Adhesives Segment (formerly, the Specialty Foam and Adhesives Segment) is composed of two general product lines: roofing adhesives and sealants and industrial adhesives and sealants. The segment is one of the leading manufacturers of liquid adhesives and sealants for the commercial EPDM rubber roofing market. The segment's adhesives for this market, known as "splice adhesives" and "bonding adhesives," are used to splice rubber roofing sheets and to bond them to the underlying structure. They have the ability to withstand the stress of extensive thermal expansion and contraction. The Company believes that its patented splice adhesive is the best selling splice adhesive in the EPDM rubber roofing market. In Fiscal 1996, sales of splice adhesives represented 27 percent (27%) of the total net sales of the segment's adhesives and sealants. In addition, the segment manufactures more than 200 industrial adhesives and sealants in brush, roll and spray-on form which are used in a number of different industries such as furniture manufacturing, truck trailer and recreational vehicle manufacturing, and foam and plastic fabrication.

                  The Company's strategy for the development of this segment is to add to its existing product lines of industrial adhesives and sealants through acquisition and/or development of new products which satisfy unfulfilled market needs. For example, in Fiscal 1996 the segment commenced sales of water-based adhesives which it expects will become an increasingly more significant part of its business as environmental and worker health and safety requirements become more stringent. See "- Research and Development."

                  The segment sells splice and bonding adhesives for the EPDM rubber roofing market exclusively to Firestone Building Products Company, a division of Bridgestone/Firestone, Inc. ("Firestone"), pursuant to a five-year contract which was entered into in Fiscal 1995 and expires on February 20, 2000 (the "Firestone Agreement"). Under the terms of the Firestone Agreement, Firestone is obligated to purchase from the segment a minimum of 80 percent (80%) of its annual volume requirements of the splice and bonding adhesives for the EPDM rubber roofing market. In Fiscal 1996, 1995 and 1994, Firestone purchased 83 percent (83%), 69 percent (69%) and 63 percent (63%), respectively, of the Company's total net sales of adhesives and sealants for such periods. Sales to Firestone during the fiscal year ended September 29,1996 represented seven percent (7%) of the Company's net sales for such fiscal year. The loss of Firestone as a customer would have an adverse effect on the Company's Specialty Adhesives Segment. Firestone will acquire the Company's patent for splice adhesive upon expiration of the Firestone Agreement. See "-Trademarks and Patents."

                  This segment also manufactured and sold closed cell foam products until June 10, 1996, when the Company sold substantially all of the segment's assets relating to the manufacture of foam products to Rubatex for $25.0 million (the "Ensolite Sale"). See "- Corporate
         Developments - The Ensolite Sale." The segment's closed cell foam products were marketed under the brand name ENSOLITE(R), a registered trademark which was transferred to Rubatex.

                  Competition

                  Pursuant to the exclusivity terms of the Firestone Agreement, the Company does not compete with respect to its roofing adhesives and sealants. As to its industrial adhesives and sealants, the Company competes principally on the basis of price and the performance characteristics of its products.

                  The segment's principal competitors in the adhesives and sealants market for EPDM rubber roofing applications are Ashland Chemical Company, Adco Technologies, Inc. and TACC International Corp. In addition, Carlisle Syntec Systems, supplies these adhesives primarily for its own single-ply roofing system and consequently competes indirectly with the segment. In the industrial adhesives and sealants markets, the segment's primary competitors include Sika Corp., Imperial Adhesives, Inc. and Minnesota Mining and Manufacturing Company.

                  Marketing

                  The segment's industrial adhesives and sealants are marketed under the brand name SILAPRENE(R). Its water-based adhesives are also marketed under the brand name Hydra Fast-En(TM). The segment's SILAPRENE(R) products have established name recognition in, and hold a significant share of the recreational vehicle and truck trailer manufacturing markets. Hydra Fast-En(TM) adhesives, sales of which commenced in Fiscal 1996, are beginning to establish market share in the foam and plastic fabrication markets.

                  The segment's roofing adhesives and sealants are marketed under Firestone's private brand names. The Company indirectly controls a significant share of the splice adhesives and bond adhesives market through Firestone, which continues to control significant market share in the EPDM rubber roofing market.

                  The segment markets its industrial adhesives and sealants primarily to manufacturers through a network of 50 authorized distributors and ten sales representatives who are employees of the segment, located throughout the United States and Canada. Pursuant to its obligation under the Firestone Agreement, the segment does not market its splice and bonding adhesives for the EPDM rubber roofing market.

                  The segment's roofing adhesives business is seasonal, increasing in the warmer months of the year due to an increase in roofing and other construction activities in such months, and is sensitive to adverse weather conditions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Comparison of Fiscal 1996 with Fiscal 1995."

         Manufacturing Facilities

                  The segment manufactures specialty foam products and adhesives and sealants at its manufacturing facility in Mishawaka, Indiana, which is leased from Uniroyal Plastics Company, Inc., a company related to the Predecessor Companies. See "- History of Company." The term of the current lease expires on January 31, 1997 with options to extend the lease for two six-month periods. See "Item 2. Properties" and "- Business Corporate Developments - Acquisition of South Bend Facility."

                  On July 17, 1996, the Company acquired a manufacturing facility in South Bend, Indiana, consisting of approximately 240,000 square feet for $1.8 million. The new facility will house the Company's adhesives and sealants product lines as well as certain other Company operations, including the headquarters of the Royalite segment. The Company expects to move these operations to the South Bend, Indiana facility from the existing leased facility in Mishawaka, Indiana during the first six months of Fiscal 1997. See "- Corporate Developments - Acquisition of South Bend Facility."

         Raw Materials

                  The Division's adhesives and sealants use a variety of raw materials such as rubber, resins and solvents, which are generally available from multiple sources. The Division's principal suppliers of such raw materials and containers include E.I. duPont de Nemours & Co., Unocal Chemicals, a division of Unocal Corp. and Cleveland Steel Container Corp. The Company believes that adequate supplies of raw materials for its adhesives and sealants will be available to the Division from alternate suppliers. However, if the Division is required to use alternate suppliers, production could be affected while the raw materials produced by such alternate suppliers are qualified by the Division to meet the product specifications of its customers.

         Employees

                  The Company has approximately 1,285 employees, including approximately 845 hourly wage employees and 440 salaried employees. The Company believes that at the present time its workforce is adequate to conduct its business and that its relations with employees are generally satisfactory.

                  The Company is a party to a number of collective bargaining agreements. Approximately 130 hourly wage employees of the Company's acrylic sheet manufacturing facility located in Stamford, Connecticut are covered by an agreement expiring on March 31, 2000 with Teamsters Local 191, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "Teamsters"). Approximately 33 employees at the Company's Hackensack, New Jersey acrylic sheet manufacturing and warehouse facility are covered by an agreement expiring on February 3, 2002 with the Amalgamated Clothing & Textile Workers Union of America (AFL-CIO). At the Company's coated fabrics manufacturing facility located in Stoughton, Wisconsin, another 160 hourly employees of the Company are covered by an agreement expiring on September 17, 2001 with Local 1207 of the United Paperworkers International Union. Separate agreements expiring on April 20, 1999 with the United Steel Workers of America, United Rubber Workers Division (the "USWA") cover approximately 140 hourly wage employees at the Company's adhesives and sealants manufacturing facility located in Mishawaka, Indiana, and approximately 120 employees at the coated fabrics and laminated composites manufacturing facility located in Port Clinton, Ohio.

                  On July 20, 1995 the National Labor Relations Board certified the United Paperworkers International Union as the exclusive collective bargaining representative for the hourly wage employees at the Company's thermoplastic products plant in Warsaw, Indiana. The Company challenged the election which led to such certification and, accordingly, did not recognize the union. On October 24, 1996, the United States Court of Appeals for the Seventh Circuit denied the Company's appeal. The Company has since recognized the union and intends to negotiate a collective bargaining agreement with it.

                  Richard D. Kimbel, the former President of USWA Local 65 (Mishawaka), is a member of the Company's Board of Directors. See "Item
         10. Directors and Executive Officers of the Registrant."

         Trademarks and Patents

                  The Company owns and controls patents, trade secrets, trademarks, trade names, copyrights and confidential information, which in the aggregate are material to its business. The Company is not materially dependent, however, upon any single patent or trademark. The Company has several trademarks that have wide recognition and are valuable to its business. Among the trademarks that are of material importance to the Company are NAUGAHYDE(R), NAUGAFORM(R), DURAN(R), ROYALITE(R), PILOTS' CHOICE(TM), POLYCAST(R) and SILAPRENE(R). The Company's trademarks are registered in the United States and in a number of foreign jurisdictions with terms of registration expiring generally between 1996 and 2004. No trademark registration of material importance to the Company expired during Fiscal 1996. The Company intends to renew in a timely manner all those trademarks that are required for the conduct of its business.

                  The Company also holds more than 40 patents and pending patents worldwide. While in the past the Company considered the patent on its splice adhesives technology to be the most important patent owned by it, its value has since been determined by management to have eroded significantly due to the relatively short remaining life of the patent, the consolidation of the EPDM rubber roofing market and the development of competitive products. Consequently, in 1995, the Company entered into the Firestone Agreement pursuant to which the Company will transfer ownership of this patent to Firestone on February 20, 2000. The Company's splice adhesive patent expires on July 28, 2003. The loss of such patent would not have a material adverse effect on the Company's Adhesives Segment unless such loss were to affect the ability of the Company to perform under the Firestone Agreement. See "- Business Segments - Specialty Adhesives."

                  The Company uses the trade name and trademark "Uniroyal" pursuant to a license from Uniroyal Goodrich Licensing Services, Inc.

         Research and Development

                  The Company is actively engaged in research and development programs designed to develop new products, manufacturing processes, systems and technologies and to enhance its existing products and processes. Research and development is conducted within each business segment of the Company. Investment in research and development has been an important factor in establishing and maintaining the Company's competitive position in many of the specialized niche markets in which its products are marketed. For example, the Company's research and development efforts have led to the development of water-based adhesives (see "-Business Segments - Specialty Adhesives"), bullet resistant acrylic sheet, acrylic sheet for use in commercial aquariums (see "- Business Segments - High Performance Plastics - Polycast Division") and the new coated fabrics product line (see "Business Segments - Coated Fabrics"). The Company spent approximately $4.9 million for research and development during Fiscal 1996 compared to approximately $4.7 million during Fiscal 1995.

                  The Company currently employs a staff of approximately 30 individuals in connection with its research and development efforts. The individuals include chemists, process development engineers and laboratory technicians and are responsible for new product development and improvement of production processes. The allocation of research and development staff among the Company's business segments is as follows: seven at High Performance Plastics, 14 at Coated Fabrics and nine at Specialty Adhesives.

         Backlog

                  At September 29, 1996, the Company had backlog orders aggregating approximately $22.7 million, as compared to approximately $25.6 million as of October 1, 1995. Management presently anticipates that all backlog orders will be filled within the next 12 months. Backlog orders for each of the Company's business segments were as follows as of the indicated dates:

                                     September 29, 1996        October 1, 1995
                                     ------------------       -----------------
                                                    (in thousands)

          High Performance Plastics      $ 13,727                 $  15,059
          Coated Fabrics                    4,784                     4,360
          Specialty Adhesives               4,222                     6,144(1)
                                         --------                 ---------
               Total                     $ 22,733                 $  25,563
                                         ========                 =========

         (1) This amount includes $2.8 million in backlog orders for Ensolite products.

         Working Capital Items

                  Many of the markets in which the Company competes, the aerospace acrylic sheet market and the coated fabric and laminated composite markets for the automobile manufacturing industry, are characterized by long lead times for new products requiring significant working capital investment by the Company and extensive testing, qualification and approval by the Company's customers and end users of its products. The Company faces a significant risk that customers and end users in such markets may not select the Company's new products after it has incurred significant costs for, among other things, research and development, manufacturing equipment, training and facility-related overhead expenses to develop such products.

                  Moreover, even if the Company's products are eventually approved and purchased by customers and end users in such markets, the working capital investment made by the Company could fail to generate revenues for several years while the Company develops such products and its customers and end users conduct their testing, qualification and approval procedures for such products. For example, in 1992 through Fiscal 1995 the Company's Coated Fabrics Segment incurred significant costs for research and development, equipment and facility costs to develop a new series of coated fabrics products in response to GM's performance specifications for a coated fabrics product that would be lighter in weight and with a softer finish but that would not be affected by exposure to heat. See "- Business Segments - Coated Fabrics." Sales of such products were nominal or nonexistent until Fiscal 1996, when GM approved the products for use in several automobile models, resulting in sales of approximately $6.0 million in such fiscal year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 1996 with Fiscal 1995." Although the Company believes that cash from its operations and its ability to borrow under its revolving credit agreement (see " - Corporate Developments - Revolving Credit Agreement" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") will provide it sufficient liquidity to finance its efforts to develop new products, there can be no assurance that the Company's operations together with amounts available under its revolving credit agreement will be sufficient to finance such development efforts and to meet the Company's other obligations.

         Environmental Matters

                  The Company is subject to federal, state and local laws and regulations designed to protect the environment and worker health and safety. The Company's management emphasizes compliance with such laws and regulations and has instituted programs throughout the Company to provide education and training in compliance at and auditing of all Company facilities. Whenever required under applicable law, the Company has implemented product or process changes or invested in pollution control systems to ensure compliance with such laws and regulations. Such investments may in the future provide financial returns to the Company as a result of increased efficiencies or product improvements.

                  In Fiscal 1996, 1995 and 1994, the amount of capital expenditures related to environmental matters was immaterial and the amount of such expenditures is expected to be immaterial in Fiscal 1997. In the future, as the requirements of applicable law impose more stringent controls at Company facilities, expenditures related to environmental and worker health and safety are expected to increase. While the Company does not currently anticipate having to make any material capital expenditures in order to comply with these laws and regulations, if the Company is required to do so, such expenditures could have a material impact on its earnings or competitive position in the future.

         In connection with its acquisition of a manufacturing facility in South Bend, Indiana on July 17, 1996, the Company assumed the costs of remediation of soil and groundwater contamination resulting from the leaking of solvents used in the operation of the plant by its former owner. The Company is conducting the remediation voluntarily pursuant to an agreement with the Indiana Department of Environmental Management. The Company estimates that such remediation will cost approximately $1.0 million over a five-to-seven-year period. In connection with its acquisition of the facility, the Company placed in escrow in accordance with the terms of the purchase agreement $1.0 million of the $1.8 million purchase price to be applied to such remediation costs. See "-Corporate Developments - Acquisition of South Bend Facility."

                  The Company established a $610,000 reserve for environmental remediation costs related to its Mishawaka, Indiana facility. The Company intends to exit from the Mishawaka, Indiana facility to its South Bend, Indiana facility during the first six months of Fiscal
         1997. While the Company estimates the cost of such environmental remediation will be approximately $610,000, the ultimate cost will depend on the extent of contamination discovered following the relocation process. The Company expects the environmental remediation to be substantially completed within one year. The Indiana Department of Environmental Management ("IDEM") has conducted tests of the soil and water at the facility in response to requests from local government officials. According to press accounts, IDEM has found low levels of polychlorinated biphenyls (PCBs) in soil samples and ground water contamination. The Company believes that further testing might be necessary to determine the extent of contamination and that there might then need to be an allocation of any liability between the Company and UPC (see "- History of the Company ` Predecessor Companies"), since the Company's operations at the Mishawaka, Indiana facility do not employ PCBs.

                  Pursuant to a 1992 settlement agreement with the United States Environmental Protection Agency (the "EPA"), the United States Department of the Interior and the States of Wisconsin and Indiana (the "EPA Settlement Agreement") entered into in connection with the Plan of Reorganization of the Predecessor Companies (see "History of Company - Predecessor Companies"), the Predecessor Companies compromised and settled (in exchange for Common Stock of the Company) substantially all of their prepetition liabilities relating to disposal activities under Sections 106 and 107 of the Comprehensive Environmental Response, Compensation & Liability Act ("CERCLA"), Section 3008 of the Resource Conservation & Recovery Act ("RCRA") and similar state laws for the cleanup of 20 designated sites not owned by any of the Predecessor Companies (the "Known Sites") and for natural resource damages at 15 of the 20 Known Sites. Pursuant to the EPA Settlement Agreement, the United States and the States of Indiana and Wisconsin agreed not to sue for response costs and, with the exception of five Known Sites, natural resource damages at each of the Known Sites. In addition, pursuant to
         Section 113(f)(2) of CERCLA, and as provided under the Settlement Agreement, the Predecessor Companies and the Company will be protected against contribution claims filed by private parties for any Known Site for matters covered by the EPA Settlement Agreement. The EPA Settlement Agreement established a mechanism for the Company to resolve its liability for any other sites (the "Additional Sites"), except those owned by the Company, arising from prepetition disposal activity. The
         Company also agreed to share with such governmental parties the proceeds of claims relating to the Known Sites made against certain insurers of the Predecessor Companies and their affiliates.

                  In the event that the United States, Wisconsin or Indiana asserts a claim against the Predecessor Companies or the Company for response costs associated with prepetition disposal activities at any Additional Site, the governmental party will be entitled to pursue its claim in the ordinary course, and the Company and the Predecessor Companies will be entitled to assert all of their defenses. However, if and when the Company or any of the Predecessor Companies is held liable, and if the liability is determined to arise from prepetition disposal activities, the Company or such Predecessor Company may pay the liability in discounted "plan dollars" (i.e., the value of the consideration that the party asserting such claim would have received if the liability were treated as a general unsecured claim under the Plan of Reorganization). Such payment may be made in cash or in the Company's stock, or a combination thereof, at the Company's or such Predecessor Company's option. Claims arising from real property owned by the Company are not affected by the EPA Settlement Agreement.

                  In October 1996, the EPA sent the Company a General Notice and Special Notice of Liability concerning the Refuse Hideaway Landfill Superfund Site at Middleton, Wisconsin. While a unit of Uniroyal, Inc. is believed to have sent non-hazardous waste to the site between 1978 and 1984, the Company is not aware that the unit sent any hazardous materials to the site. The Company does not presently anticipate any material liability in connection with the site, and in any event, if the Company is found to have liability in connection with the site, such liability will be subject to the terms of the EPA Settlement Agreement. See "- History of Company- Predecessor Companies."

                  Based upon information available as of September 29, 1996, the Company believes that the costs of environmental remediation for which it may be liable have either been adequately reserved for or are otherwise unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

         History of Company

                  Predecessor Companies

                  The Company's businesses trace their origins to a number of predecessor companies which eventually were reorganized pursuant to the Third Amended Plan of Reorganization under the Bankruptcy Code for Polycast Technology Corporation and Its Affiliated Debtors (as subsequently modified, the "Plan of Reorganization"). See "- History of the Company - Reorganization."

                  The Company's acrylic sheet business originated in the 1960's in a company known as Polycast Technology Corporation ("Polycast Technology"), which subsequently changed its name to The Jesup Group, Inc. ("Jesup"). In 1984, Jesup acquired the business of Shenandoah Plastics ("Shenandoah"), a company engaged since 1967 in the manufacture of thermoplastic sheet, and Glasflex Corporation ("Glasflex"), a manufacturer since 1954 of acrylic sheet, rods and tubes. These businesses eventually became part of what is known today as the Company's High Performance Plastics Segment.

                  A substantial  portion of the thermoplastic  sheet business of the High Performance Plastics Segment (other than that acquired from Shenandoah ), as well as the businesses of the Coated Fabrics Segment and the Specialty Adhesives Segment (formerly the Specialty Foams and Adhesives Segment), originated in the chemical and plastics operations of the U.S. Rubber Company (later known as Uniroyal, Inc. ("Uniroyal")), which date from the mid-1940's. These operations were conducted by segments of Uniroyal until 1985, when Uniroyal Plastics Company, Inc. ("UPC") was formed by Uniroyal as a wholly-owned subsidiary to hold these operations. In October 1986, Jesup, indirectly, through its wholly-owned subsidiary, Uniroyal Plastics Acquisition Corp. ("UPAC"), acquired UPC from Uniroyal. Following its acquisition of UPC, Jesup combined the thermoplastic sheet operations acquired from UPC with its existing thermoplastic sheet and acrylic sheet, rod and tube businesses in a subsidiary known as Polycast Technology Corporation ("Old Polycast"). Jesup also transferred what is now the Coated Fabrics Segment of the Company's business into Uniroyal Engineered Products, Inc. ("Old UEP") and the adhesives and sealants business of what is now its Specialty Adhesives Segment into Uniroyal Adhesives and Sealants Company, Inc. ("Old UAS"). The assets of the specialty foam business were transferred from UPC to Ensolite, Inc. ("Old Ensolite"). Old Polycast, Old UEP, Old Ensolite and Old UAS are referred to herein as the "Predecessor Companies." UPC is currently in bankruptcy liquidation and is an affiliate of the Predecessor Companies. UPAC's plan of reorganization was substantially implemented in November 1993.

                  In October and November 1991, the Predecessor Companies and one other subsidiary of Jesup filed voluntary bankruptcy petitions with the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") for relief under Chapter 11 of Title 11 of the United States Code, as amended (the "Bankruptcy Code").

                  Reorganization

                  The Predecessor Companies sought protection under the Bankruptcy Code primarily as a result of their inability to meet significant obligations for retiree medical expenses, unfunded pension obligations and interest on indebtedness incurred in connection with the acquisition of UPC. Prior to the commencement of the Predecessor Companies' bankruptcy proceedings (the "Bankruptcy Proceedings") in Fiscal 1991, these non-operating expenses, combined with the loss of sales in certain economically depressed markets (particularly the automobile markets), caused a significant and increasing drain on the Predecessor Companies' working capital and resulted in certain of the Predecessor Companies' significantly reducing their operations (including profitable, but working capital-intensive, operations such as the Company's application of coatings to fabric for automotive airbags) and certain capital expenditure programs. The segments most adversely affected by the decreased working capital condition were the Coated Fabrics and Specialty Adhesives Segments.

                  The plan of reorganization of the Predecessor Companieswas substantially consummated on September 27, 1992. Pursuant to the Plan of Reorganization, each of the Predecessor Companies transferred substantially all of its assets to a newly organized subsidiary of the Company with a name that was substantially identical to the name of its corresponding Predecessor Company. In exchange, each of these new subsidiaries, including Polycast Technology Corporation ("Polycast"), Uniroyal Engineered Products, Inc. ("UEP"), Uniroyal Adhesives and Sealants Company, Inc. ("UAS") and Ensolite, Inc. ("Ensolite"), agreed to assume certain of the liabilities of its corresponding Predecessor Company. In addition, the Company issued, or authorized for issuance, 9,575,000 shares of its Common Stock to holders of allowed unsecured claims against the Predecessor Companies and 50 shares of Series A Preferred Stock and 50 shares of Series B Preferred Stock to the Pension Benefit Guaranty Corporation (the "PBGC"). (See "Item 13. Certain Relationships and Related Transactions.") On June 7, 1993, in conjunction with the public offering of the Company's 11.75% Senior Secured Notes, the Company merged each of its operating subsidiaries into the Company. In May 1993 the Company called and repurchased from the PBGC all of the outstanding shares of Series A Preferred Stock and 15 shares of the outstanding shares of Series B Preferred stock. On December 16, 1996, the Company repurchased an additional 15 shares of such stock. See "Item 1. Business Corporate Developments - Redemption of Series B Preferred Stock."

                  On November 8, 1993, the Plan of Liquidation of UPAC became effective and was substantially consummated. Pursuant to the UPAC Plan of Liquidation, the Company received a cash distribution of approximately $6.8 million following the liquidation of the assets of the UPAC estate and accordingly recorded income from the UPAC Plan of Liquidation in the amount of approximately $6.8 million shown as recovery of pension expense in the accompanying financial statements for the fiscal year ended October 2, 1994.

                  In connection with matters relating to its acquisition of UPC, on May 6, 1993 the Company entered into a settlement agreement (the "Company Settlement") with Uniroyal, Inc., CDU Holding Liquidating Trust, and Uniroyal Holding, Inc. (collectively, the "Uniroyal Parties") pursuant to which the Company and the Uniroyal Parties resolved certain existing and potential disputes arising from the acquisition of UPC by UPAC from Uniroyal, Inc. Uniroyal, Inc. was dissolved in December 1986. CDU Holding Liquidating Trust and Uniroyal Holding, Inc. were affiliates of Uniroyal, Inc. In connection with the resolution of the matters covered by the Company Settlement, the Uniroyal Parties paid $2.25 million in cash to the Company. In exchange, the Company agreed to certain matters involving the prosecution and settlement of claims under insurance policies, including certain claims of the Uniroyal Parties that covered environmental liabilities at certain of the Known Sites. See "Item 1. Business - Environmental Matters." As a result of this agreement and related agreements reached with insurance companies during Fiscal 1994 as to amounts with respect to environmental claims, the Company recorded as income in Fiscal 1994 approximately $1,176,000 and in Fiscal 1995 approximately $70,000, net of certain professional fees and other expenses.

                  The Company Settlement also provides that the Company will indemnify and hold harmless the Uniroyal Parties with respect to: (i) environmental liabilities associated with sites that were owned or operated by the Company or the Predecessor Companies on or before May 6, 1993; and (ii) future environmental expenditures by the Uniroyal Parties with respect to the businesses of UPC, net of recoveries from third parties (including insurance proceeds), but only with respect to the portion of such expenditures, if any, that exceeds $30 million and is less than $45 million. See "Item 1. Business - Environmental Matters."

                  Pursuant to the Company Settlement, the Company and the Uniroyal Parties also agreed to share on a 35 percent (35%) - 65 percent (65%) basis, respectively, the costs of providing medical, prescription drug and life insurance benefits to certain retired former salaried employees of UPC or Uniroyal who are class members in a federal class action lawsuit against certain of the Uniroyal Parties. The Company's cost for providing such medical, prescription drug and life insurance benefits in Fiscal 1996 was approximately $943,000. The Company and the Uniroyal Parties also mutually released each other from all claims and causes of action, if any, related to or arising in connection with the acquisition of UPC from Uniroyal in 1986 and all of the agreements entered into in connection therewith.


                  In a separate settlement agreement entered into on May 6, 1993 (the "UPAC Settlement"), UPAC and Jesup (each of which was an affiliate of the Predecessor Companies) settled their claims against the Uniroyal Parties and certain of their insiders and affiliates, The Uniroyal Parties and such insiders and affiliates are collectively referred to as the "Uniroyal Affiliated Parties". Pursuant to the UPAC Settlement, the Uniroyal Affiliated Parties paid $16.0 million in cash to UPAC. Such cash constituted the major portion of the bankruptcy estate of UPAC.

Item 2.  Properties

                  The following table sets forth the location, size, general character and nature of the Company's facilities:

                                                              SQUARE FEET       GENERAL CHARACTER            OWNED OR
          LOCATION AND ENTITY                                 OF FACILITY         OF PROPERTY                 LEASED
          Sarasota, Florida                                        18,000      Corporate offices              Leased

          High Performance Plastics Segment
          Mishawaka, Indiana(1)                                    12,000      Offices                        Leased
          Stamford, Connecticut                                     5,500      Offices                        Leased
          Stamford, Connecticut                                    81,000      Manufacture of cell cast       Owned
                                                                                 acrylics
          Hackensack, New Jersey                                   46,000      Manufacture of cell cast       Owned
                                                                                 acrylics
          Rome, Georgia                                            45,062      Manufacture of thermoplastic   Owned
                                                                                 products
          Redlands, California                                     60,000      Manufacture of thermoplastic   Owned
                                                                                 products
          Stirling, New Jersey                                     50,000      Manufacture of acrylic sheet   Owned
                                                                                 rods and tubes
          Warsaw, Indiana                                         225,000      Manufacture of thermoplastic   Owned
                                                                               products and warehouse
          Coated Fabrics Segment
          Sarasota, Florida                                         6,000      Offices                        Leased
          Stoughton, Wisconsin                                    198,275      Manufacture of coated          Owned
                                                                                 fabrics products
          Port Clinton, Ohio                                      240,000      Manufacture of coated          Owned
                                                                                 fabrics products
          Troy, Michigan                                            2,200      Offices                        Leased

          Specialty Adhesives
            Segment
          Mishawaka, Indiana (1) (2)                              692,245      Manufacture of closed-cell     Leased
                                                                                 foam products, adhesives and
                                                                                 sealants
          South Bend, Indiana (2)                                 240,000      Offices                        Owned
                                                                               Manufacture of adhesives and
                                                                                 sealants

         All of the owned properties are subject to the liens of mortgages securing the Company's 11.75% Senior Secured Notes Due 2003. (See Note
         8 to the Financial Statements.)

(1) Applicable fire and safety regulations and the configuration of the 704,245 square feet currently leased and used by the Company in the Mishawaka, Indiana facility require the Company to heat and light at its own expense an additional approximately 829,060 square feet of adjacent or nearby pre-mises that currently are not used by the Company. Such expenses may be credited against the rent expenses due under the Company's lease.


(2) On July 17, 1996, the Company acquired a manufacturing facility in South Bend, Indiana. The new facility will house the Company's Specialty Adhesives Segment, the headquarters of the Royalite Division and certain other Company operations. The Company plans to move these operations from the existing leased facility in Mishawaka, Indiana to the South Bend, Indiana facility during the first six months of Fiscal 1997.

Item 3.  Legal Proceedings


                  URBI, an organization unaffiliated with the Company, administers medical, prescription drug and life insurance programs for certain retired employees of the Predecessor Companies and certain of their affiliates. The Company contributes funding for a portion of the costs of the benefits programs administered by URBI in accordance with the terms of an agreement entered into with URBI's predecessor in connection with the Plan of Reorganization. See "Business - History of Company." As a result of disputes between the Company and URBI concerning the eligibility requirements applicable to URBI's medical plan and the level of payments due from the Company, URBI filed a complaint with the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court"), claiming that the Company had breached its agreement to fund URBI's operations. The Company filed counterclaims against URBI claiming breach of contract, fraud, negligent misrepresentation, unjust enrichment, declaratory judgment and clarification or reformation of contract. On December 20, 1995, the Bankruptcy Court ruled in favor of URBI with respect to certain matters and in favor of the Company with respect to other matters resulting in a net judgment against the Company of approximately $211,000. The Company filed an appeal of the Bankruptcy Court's December 20, 1995 ruling with the United States District Court for the Northern District of Indiana, South Bend Division, which appeal is still pending. On November 28, 1995, URBI filed an additional complaint with the Bankruptcy Court, concerning funding payments due in Fiscal 1996. The Bankruptcy Court ordered the Company to increase its monthly payments to URBI to approximately $160,000 through September 1996. In December 1996 the Bankruptcy Court ordered the Company to continue payments at such level through January 1997. The Company has agreed in principle with URBI to settle the foregoing litigation The proposed settlement provides, among other things, for a compromise on the level of funding to reflect URBI's current program needs. A definitive settlement agreement between the Company and URBI has not yet been executed.


                  Approximately 130 hourly employees at the Company's acrylic sheet manufacturing facility in Stamford, Connecticut are represented by Teamsters Local 191, which is affiliated with the Teamsters. The Teamsters declared a strike on July 11, 1994 on the grounds that the Company was allegedly bargaining in bad faith and called off the strike on December 10, 1994. The Company and Teamsters settled their dispute in June 1996. The Company agreed to settle the claim of the striking employees for back pay following the release of claims of such employees in exchange for a payment of approximately $808,000 (inclusive of employment taxes of approximately $58,000) in August 1996. The settlement amount paid by the Company in connection with such matter was less than the accrued back pay at issue.

                  The Company is also involved in certain other proceedings in the ordinary course of its business which, if determined adversely to the Company would, in the opinion of management, not have a material adverse effect on the Company or its operations.

                  In connection with its reorganization, the Company entered into a number of settlement agreements, including certain agreements relating to environmental matters. See "Item 1. Business - History of the Company - Reorganization."

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matter was submitted during the fourth quarter of Fiscal 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  Prior to the effective date of the Plan of Reorganization, none of the Company's common stock, par value $.01 per share (the "Common Stock"), was issued, and consequently there was no public market for the Common Stock. The Common Stock was admitted to trading on the Nasdaq National Market System ("Nasdaq") on September 28, 1992 and trades under the symbol "UTCI." At the close of trading on November 29, 1996, the price per share of Common Stock was $2.75. The Plan of Reorganization provides for the issuance of a maximum of 10,000,000 shares of Common Stock in settlement of claims and other matters in connection with the Bankruptcy Proceedings. As of November 29, 1996, 9,861,986 of such shares of Common Stock had been issued pursuant to the Plan of Reorganization (including shares transferred to the Company's treasury as a result of the election by certain claim holders, as provided under the Plan of Reorganization, to receive cash in lieu of Common Stock). The remaining shares are being held pending resolution of certain retiree medical claims.

                  As of November 29, 1996, there were 966 holders of record of shares of Common Stock.

                  The following table sets forth the high and low sales price per share of the Company's Common Stock as reported by Nasdaq for the indicated dates:

                                                   Fiscal Year Ended                          Fiscal Year Ended
                                                   September 29, 1996                          October 1, 1995
                                              ---------------------------                -------------------------
                     Quarter                   High                Low                    High              Low

                     First                    $3.750               $3.125                $4.000            $2.750
                     Second                   $3.563               $3.125                $4.250            $3.000
                     Third                    $4.438               $3.313                $3.625            $3.063
                     Fourth                   $3.750               $3.000                $4.500            $3.125

                  The holders of record of shares of Common Stock are entitled to receive dividends when and as declared by the Board of Directors of the Company, provided that the Company has funds legally available for the payment of such dividends and is not otherwise contractually restricted from making payment thereof. The Company has not paid any cash dividends on the common stock in the last three fiscal years. The Company's ability to pay cash dividends on Common Stock currently is restricted by the indenture in connection with the Company's Senior Secured Notes. See "Note 10 to Financial Statements."

Item 6.  Selected Financial Data

                  The following historical financial data as of and for the fiscal years ended September 29, 1996, October 1, 1995, and October 2, 1994 have been derived from financial statements of the Company audited by Deloitte & Touche LLP and contained elsewhere in this Form 10-K. The selected historical financial data presented below as of September 26, 1993 and September 27, 1992 and for the fiscal year ended September 26, 1993 have been derived from audited financial statements of the Company. The selected historical financial data presented below for the fiscal year ended September 27, 1992 have been derived from audited financial statements of the Predecessor Companies. All of the financial data set forth below should be read in conjunction with the Financial Statements and related notes and other financial information contained in this Form 10-K.

                                                                    SELECTED FINANCIAL DATA
                                           ------------------ ---------------- --------------- ----------------- ----------------
                                             September 29,      October 1,       October 2,     September 26,     September 27,
                                                 1996              1995           1994(1)            1993             1992
                                           ------------------ ---------------- --------------- ----------------- ----------------
                                                              (in thousands, except ratios, share and per share data)

 Operating Data:
 Net sales..............................   $   209,348        $   214,951       $   197,536      $   173,361       $  165,565
 Depreciation and amortization (2)......         9,848              9,521             8,356            8,872            7,358
 (Loss) income before interest, reorgan-
   ization items, income taxes and extra-
   ordinary item........................       (12,749)             9,549            15,414            6,462          (15,148)
 Interest expense(3)....................        (9,773)           (10,029)          (10,109)          (9,295)          (4,974)
 Reorganization items...................             -                  -                 -                -           52,520
 Income tax benefit (expense)...........         8,121                189            (2,217)             853           (5,085)
 (Loss) income before extraordinary
   item ................................       (14,401)              (291)            3,088           (1,980)          27,313
 Extraordinary gain.....................             -                363               727                -          127,842
 Net (loss) income......................       (14,401)                72             3,815           (1,980)         155,155
 (Loss) income per common share and common
 stock equivalent:
 Primary and fully diluted:                                                                                              (4)
 (Loss) income before extraordinary item   $     (1.09)      $      (0.02)      $      0.22      $     (0.20)
 Extraordinary gain.....................             -               0.02              0.05                -             N/A
                                           -----------       ------------       -----------      -----------
 Net (loss) income per share............   $     (1.09)      $       0.00       $      0.27      $     (0.20)
                                           ===========       ============       ===========      ===========


 Average number of shares used in
 computation(5) ........................    13,167,466         14,507,605        14,317,298        9,971,552            (4)
                                            ==========         ==========        ==========        =========
 Balance Sheet Data:

 Cash and cash equivalents..............   $     2,023        $       291        $    4,249      $     3,683      $     1,047
 Working capital........................        29,148             31,292            34,454           25,174            7,723
 Total assets...........................       170,786            180,483           179,274          186,288          168,078
 Long-term debt (including current
 portion)...............................        72,775             76,763            79,371           89,953           69,904
 Shareholders' equity...................        43,499             57,669            57,533           53,936           54,400

(1) All fiscal years presented are 52-week periods except for the fiscal year ended October 2, 1994 which was a 53-week fiscal year.

(2) Excludes amortization of reorganization value in excess of amounts allocable to identifiable assets of $765,000, $769,000, $1,003,000 and $714,000 for the fiscal years ended September 29, 1996, October 1, 1995, October 2, 1994 and September 26, 1993, respectively. There was no corresponding charge for the fiscal year ended September 27, 1992.

(3) Does not include $3,927,000 of contractual interest on indebtedness of one of the Predecessor Companies for the fiscal year ended September 27, 1992 for which the Company ceased accruing interest during the Bankruptcy Proceedings.

(4) Net (loss) income per common share based on the capital structures of the Predecessor Companies is not meaningful due to the debt discharge and issuance of new common stock of the Company. See "Note 2 to Financial Statements."

(5)      See Note 2 to Financial Statements.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

                  The following discussion and analysis by the Company's management should be read in conjunction with Item 6. Selected Financial Data and Item 8. The Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

         Results Of Operations

                  Comparison of Fiscal 1996 with Fiscal 1995

                  Net Sales. The Company's net sales decreased in Fiscal 1996 by approximately three percent (3%) to $209.3 million from $215.0 million in Fiscal 1995. While overall net sales decreased during the period, net sales in the Company's High Performance Plastics and Coated Fabrics Segments increased in the aggregate approximately three percent (3%) to $173.8 million in Fiscal 1996 from $168.3 million in Fiscal 1995. Such increase was offset by decreased net sales in the Specialty Adhesives Segment resulting principally from the Ensolite Sale, the prices received by the Company for its roofing adhesives and sealants under the Firestone Agreement, which are generally lower than those which the Company had historically been able to obtain in the relevant market, and the impact on the commercial roofing sector generally of severe winter weather conditions in the Northeastern United States. See "Item
         1. Business - Business Segments - Specialty Adhesives" and "Note 3 to Financial Statements."

                  Net sales in the High Performance Plastics Segment increased in Fiscal 1996 by approximately three percent (3%) to approximately $115.1 million from $112.2 million in Fiscal 1995. This increase was principally due to increased sales prices and unit volume of the Royalite Division's specialty thermoplastic sheet. Decreases in the unit volume of Royalite's general purpose thermoplastic sheet partially offset such increase. Management believes that this shift in unit volume resulted, in part, from its efforts to focus on the production of specialty sheet for sale in niche markets rather than on the production of general purpose sheet. See "Item 1. Business - Business Segments - High Performance Plastics - Royalite Division." Increases in unit volume sales of both specialty and general purpose acrylic sheet by the Polycast Division also contributed to such increase in net sales. These increases were partially offset by decreased sales prices for aerospace specialty acrylic sheet in response to market conditions.

                  The Coated Fabrics Segment's net sales increased in Fiscal 1996 approximately five percent (5%) to $58.7 million from $56.1 million in Fiscal 1995. This increase resulted primarily from increased sales prices for, and unit volume of, products sold to the automotive industry. Increased sales to the automotive industry resulted principally from the Company's introduction of a new product line (see "Item 1. Business - Corporate Developments - Introduction of New Coated Fabric Product" and "- Business Segments - Coated Fabrics") qualified for use in the manufacture of several automobile models by General Motors. This increase was partially offset by decreased net sales of Naugahyde(R) coated vinyl products resulting primarily from a delay in developing and marketing products in new styles and patterns which in Fiscal 1996 were generally in greater demand than the styles and patterns offered by the Company. In response to such market conditions, the Company employed a designer in 1996 in order to design and commence production of newer styles and patterns.

                  Net sales in the Specialty Adhesives Segment decreased in Fiscal 1996 by approximately 24 percent (24%) to $35.5 million from $46.7 million in Fiscal 1995. This decrease resulted principally from the Ensolite Sale and the impact of severe winter weather conditions in the Northeastern United States on the commercial roofing sector generally. See "Item 1. Business - Business Segments - Specialty Adhesives" and "Note 3 to Financial Statements." In Fiscal 1996, net sales of Ensolite(R) products for the 8 month period preceding consummation of the Ensolite Sale on June 10, 1996, were approximately $17.2 million as compared to net sales of approximately $24.6 million during Fiscal 1995. Net sales of liquid adhesives and sealants decreased approximately 17 percent (17%) from Fiscal 1995 to Fiscal 1996.

                  (Loss) Income Before Interest, Reorganization Items, Income Taxes and Extraordinary Item. In Fiscal 1996, the Company incurred a loss before interest, reorganization items, income taxes and extraordinary item of $12.7 million as compared to income before interest, reorganization items, income taxes and extraordinary item of $9.5 million for Fiscal 1995. This loss resulted from factors which impacted all of the Company's segments. The performance of the High Performance Plastics Segment was impacted principally by a back pay labor settlement at the Polycast Division and costs of implementing quality assurance programs and improved manufacturing efficiency at the Royalite Division. In the Coated Fabrics Segment, the Company established reserves totalling approximately $12.5 million related to its decision to exit the Port Clinton, Ohio automotive operations. See
         Item 1. Business - Corporate Developments - Disposition of Port Clinton, Ohio Automotive Operation" and "Note 15 to Financial Statements". In addition the Company suffered incremental losses resulting primarily from production problems encountered as a result of defective adhesion materials purchased from one of its suppliers. In the Specialty Adhesives Segment, performance was adversely affected principally by the Ensolite Sale and the impact of the Firestone Agreement for all of Fiscal 1996. See "Item 1. Business - Business Segments - Specialty Adhesives - General."

                  Income before interest, reorganization items, income taxes and extraordinary item for the High Performance Plastics Segment decreased in Fiscal 1996 to $7.0 million from $13.0 million approximately in Fiscal 1995 primarily as a result of higher MMA costs on average and an $808,000 charge incurred for estimated back pay and retraining costs in connection with the settlement of a strike at the Polycast Division's Stamford, Connecticut facility and a temporary decline in manufacturing efficiency at such facility during Fiscal 1996 as a result of the required retraining of employees returning from the strike. In addition, the Royalite Division incurred approximately $560,000 in consulting fees for production and reengineering studies relating to its Warsaw, Indiana facility and certain additional costs in connection with the implementation of improved quality standards, training and support programs for employees and a more efficient manufacturing process at such facility.

                  The Coated Fabrics Segment's loss before interest, reorganization items, income taxes and extraordinary item increased in Fiscal 1996 to approximately $19.0 million from a loss of approximately $4.9 million in Fiscal 1995. In Fiscal 1996 the Company established reserves totalling approximately $12.5 million related to its decision to exit the Port Clinton, Ohio automotive operation. The automotive products business incurred operating losses of approximately $7.6 million (before consideration of reserves totalling $12.5 million described above) and $5.5 million in Fiscal 1996 and 1995, respectively. In addition, the increased losss resulted from decreased sales of instrument panels for a transplant automotive customer as a result of defective adhesion materials provided by one of the Company's suppliers and the continued incurrence of fixed costs associated with the operation of such facility at less than 50 percent (50%) of its capacity as a result of the decreased sales caused by such defective adhesion. While the production problems caused by such defective materials have been satisfactorily resolved, the Port Clinton, Ohio facility has continued to operate at significantly reduced levels as the Company sought to recover the segment's lost automotive sales and to expand the segment's sales in the automotive sector generally.

                  Income before interest, reorganization items, income taxes and extraordinary item for the Specialty Adhesives Segment decreased in Fiscal 1996 to $70,000 from approximately $2.1 million in Fiscal 1995. This decrease resulted from decreased sales resulting principally from the effect of the Ensolite Sale, the impact of reduced sales prices for roofing adhesives under the Firestone Agreement and the effect on the EPDM roofing adhesives market of severe winter weather conditions in the Northeastern United States which caused delays in the commercial roofing industry and increased costs at the Company's Mishawaka, Indiana manufacturing facility resulting from general energy price increases. Energy prices represent a significant cost of operating the Mishawaka, Indiana facility. Due to its configuration and applicable fire and safety regulations, the entire facility must be heated and lit even though the Company's operations occupy less than 50 percent (50%) of the facility. The Specialty Adhesives Segment will relocate its operations from the Mishawaka, Indiana facility to its facility in South Bend, Indiana during the first six months of Fiscal 1997. See "Item 2. Properties, Note 2" and "Item 1. Business - Business Segments
         - Specialty Adhesives - Manufacturing Facilities." The effects of these items were partially offset by reduced costs of raw materials and an approximately $2.1 million gain from the Ensolite Sale. The gain from the Ensolite Sale is net of an approximately $4.3 million reserve established in Fiscal 1996 for fixed asset write-offs, severance and incentive packages for Ensolite employees to be terminated and facility clean-up costs. In prior years, the Company established a relocation reserve for its planned restructuring and move of the Specialty Adhesives Segment. Management believes that such reserves are adequate to cover the costs to be incurred in connection with the relocation of the Specialty Adhesives Segments to the new plant at South Bend, Indiana. See "Item 1. Business - Business Segments - Specialty Adhesives - General."

                  Amortization of reorganization value in excess of amounts allocable to identifiable assets in Fiscal 1996 decreased to $765,000 from $769,000 in Fiscal 1995. This decrease results from the write-off of the assets transferred in connection with the Ensolite Sale.

                  Approximately $73,000 of miscellaneous income in Fiscal 1995 was not allocated to any segment of the Company's business. There were no such unallocated amounts in Fiscal 1996.

                  Interest Expense. Interest expense in Fiscal 1996 decreased to approximately $9.8 million from $10.0 million in Fiscal 1995 due to interest income earned by the Company on the $5.0 million, 11.75 percent (11.75%) note issued to the Company by RBX, Inc. as part of the purchase price of the Ensolite Sale. See "Item 1. Business - Business Segments - Specialty Adhesives - General" and "Note 3 to Financial Statements."

                  Income Tax Benefit. Income tax benefit in Fiscal 1996 was approximately $8.1 million as compared to $189,000 in Fiscal 1995. The provisions for income tax benefit were calculated by the Company through use of the estimated income tax rates based upon its projected annualized income.

                  Extraordinary Gain on the Extinguishment of Debt. Extraordinary gain on the extinguishment of debt for Fiscal 1995 was $363,000. This amount represents a gain recognized by the Company as a result of open market purchases of approximately $7.5 million of face amount of its Senior Secured Notes (see "Note 8 to Financial Statements") net of the write-off of applicable debt issuance costs and unamortized debt discount associated therewith and approximately $310,000 of income taxes.

                  Comparison of Fiscal 1995 With Fiscal 1994

                  Net Sales. The Company's net sales increased in Fiscal 1995 by approximately nine percent (9%) to approximately $215.0 million from approximately $197.5 million in Fiscal 1994, as a result of increased net sales in each of the Company's three business segments. Fiscal 1995 contained 52 weeks of operations as compared to 53 weeks of operations in Fiscal 1994.

                  Net sales by the High Performance Plastics Segment increased in Fiscal 1995 by approximately six percent (6%) to approximately $112.2 million from approximately $105.5 million in Fiscal 1994. This increase was primarily due to increased sales prices for both Royalite(R) thermoplastic products and Polycast(R) acrylic products. These increases were partially offset by decreased unit volume of thermoplastic products generally. Total unit volume for the Royalite Division decreased ten percent (10%), principally as a result of Fiscal 1995 decreases in sales of general purpose thermoplastic sheet and, to a lesser extent, of specialty thermoplastic sheet. Overall unit volume of sales of acrylic products in Fiscal 1995 was comparable to Fiscal 1994.

                  The Coated Fabrics Segment's net sales increased in Fiscal 1995 approximately 14 percent (14%) to approximately $56.1 million from approximately $49.2 million in Fiscal 1994, as a result of increased sales prices for both Naugahyde(R) vinyl coated fabric products generally and products sold to the automotive industry. This increase was offset by decreased unit volume of Naugahyde(R) products generally. Overall, the segment's unit volume in Fiscal 1995 increased six percent (6%) compared to Fiscal 1994. Unit volume increased in products sold to the automotive industry as a result of sales of laminated composite products produced using new technology introduced at the Company's Port Clinton, Ohio facility pursuant to the technical collaberation agreement with Okamoto. See "Item 1. Business - Business Segment - Coated Fabrics - General" For example, Honda commenced making purchase of such laminated composites from the Company in 1995.

                  Net sales of the Specialty Adhesives Segment increased in Fiscal 1995 by approximately nine percent (9%) to $46.7 million from approximately $42.8 million in Fiscal 1994. This increase resulted particularly from an increase in the segment's total unit volume. Such increase in unit volume is attributable principally to a 27 percent (27%) increase in unit volume of sales of liquid adhesives and sealants for the EPDM roofing market as a result of sales to Firestone pursuant to the Firestone Agreement. See "Item 1. Business - Business Segments Specialty Adhesives." The increase in total unit volume was partially offset by decreased sales prices of liquid adhesives and sealants under the Firestone Agreement. Also contributing to the increase in net sales were increases of unit volume and sales prices of Ensolite's foam products. Ensolite unit volume increased four percent (4%) in Fiscal 1995.

                  (Loss) Income Before Interest, Reorganization Items, Income Taxes and Extraordinary Item. Income before interest, reorganization items, income taxes and extraordinary item for Fiscal 1995 was approximately $9.5 million compared to approximately $15.4 million for Fiscal 1994. This decrease was primarily due to gains recorded in Fiscal 1994 of approximately $6.8 million and $1.2 million from the recovery of pension expenses incurred in previous years pursuant to the UPAC Settlement and from insurance settlements, respectively. See "Item
         3. Litigation." In addition, after refining its estimate of the restructuring reserve required in connection with the relocation of certain manufacturing operations within its Mishawaka, Indiana facility, the Company, in Fiscal 1994, reduced the reserve recorded in a prior period by approximately $1.8 million to reflect the anticipated reduced costs of such relocation. The original relocation plan assumed these operations would be moved to a new facility. In Fiscal 1994, management developed a plan to reconfigure the existing facility to improve efficiencies, and, therefore, reduced the reserve to reflect the revised plan. Excluding these nonrecurring gains in Fiscal 1994 and a $70,000 nonrecurring gain in Fiscal 1995, operating income would have increased $3.8 million. This increase is primarily due to increased sales and improved margins which were partially offset by an increase in excess facility expenses at the Company's facility in Mishawaka, Indiana. As a result of the present configuration of such plant, the Company incurs the cost of heating and lighting the entire facility even though the Company occupies less than 50 percent (50%) of the facility.

                  The High Performance Plastics Segment's income before interest, reorganization items, income taxes and extraordinary item for Fiscal 1995 increased to approximately $13.0 million from $9.2 million in Fiscal 1994. This increase was principally due to an increase in net sales of and improved margins on, Royalite products and Polycast products. During the third quarter of Fiscal 1994, the Teamsters, which represent the hourly wage workers at the Acrylic Products Division's Stamford, Connecticut facility, went on strike. As a result, productivity at such facility decreased, causing reduced margins on acrylic products produced at such manufacturing facility. During Fiscal 1995, the division made significant improvements in productivity and produced acrylic sheet at pre-strike productivity levels. The strike was settled during Fiscal 1996. See "Item 3. Litigation."

                  The Coated Fabrics Segment's loss before interest, reorganization items, income taxes and extraordinary item marginally increased in Fiscal 1995 to approximately $4.9 million from $4.8 million in Fiscal 1994. Although such segment's net sales increased, such increase was offset by decreased margins caused by increased production costs resulting from increased raw material costs and production problems encountered in the manufacturing of certain coated fabrics for an automotive customer stemming from certain equipment failure at the Company's Port Clinton, Ohio facility which has been remedied.

                  The Specialty Adhesives Segment's income before interest, reorganization items, income taxes and extraordinary item decreased in Fiscal 1995 to approximately $2.1 million from $4.1 million in Fiscal 1994. The effect of the increase in net sales was offset by margin decreases caused by reduced sales prices for product under the
         Firestone Agreement. See "Item 1. Business - Business Segments - Specialty Adhesives - Marketing and Competition." Also contributing to the decrease was an increase in certain excess facility expenses associated with the operation of the Company's Mishawaka, Indiana leased facility. See "Item 2. Properties" and "Item 1. Business - Business Segments - Specialty Adhesives - Manufacturing Facilities." In previous years, the excess facility costs were charged to reserves established in connection with the Plan of Reorganization. See "Item 1. Business - History of the Company." In addition, during Fiscal 1994 the restructuring reserve recorded in prior periods was reduced by approximately $1.8 million as the Company refined its estimate of the costs associated with relocating the segment's manufacturing operations.

                  Amortization of reorganization value in excess of amounts allocable to identifiable assets in Fiscal 1995 decreased to $769,000 from approximately $1.0 million in Fiscal 1994. The decrease is due to adjustments made to reorganization value in excess of amounts allocable to identifiable assets in Fiscal 1994.

                  Not allocated to any of the Company's business segments in Fiscal 1995 was approximately $70,000 of miscellaneous income. Also, the gains of approximately $70,000 and approximately $1.2 million resulting from the settlement of certain environmental claims with insurance companies recorded during Fiscal 1995 and Fiscal 1994, respectively, and the gain of approximately $6.8 million from the UPAC Settlement recorded during Fiscal 1994 were unallocated to any segment.

                  Interest Expense. Interest expense in Fiscal 1995 marginally decreased to $10.0 million from $10.1 million in Fiscal 1994. This decrease resulted primarily from reduced total interest expense on the Company's Senior Secured Notes as a result of the Company's open market purchases of $7.5 million of face amount of Senior Secured Notes during Fiscal 1995. See "Note 8 to Financial Statements." This decrease was partially offset by increased interest expense on capitalized lease obligations incurred in the last two quarters of Fiscal 1994 and during Fiscal 1995 and increased borrowings by the Company under its revolving line of credit agreement during the last two quarters of Fiscal 1995. See "Note 8 to Financial Statements."

                  Income Tax Benefit (Expense). Income tax benefit in Fiscal 1995 was $189,000 as compared to an income tax expense of approximately $2.2 million in Fiscal 1994. The provisions for income tax benefit (expense) were calculated through the use of estimated income tax rates based on annualized income.

                  Extraordinary Gain on the Extinguishment of Debt. Extraordinary gain on the extinguishment of debt in Fiscal 1995 was $363,000. This amount represents the gain recognized as a result of the Company's acquisition of approximately $7.5 million of face amount of its Senior Secured Notes net of the write-off of applicable debt issuance costs and unamortized debt discount and approximately $310,000 of income taxes. Extraordinary gain on the extinguishment of debt for Fiscal 1994 was $727,000. This amount represents a gain in the amount of $2.2 million on the early retirement of a $10 million note issued by the Company pursuant to the Reorganization Plan and payable to the PBGC, less applicable professional fees, expenses and income taxes. See "Note 8 to Financial Statements."

                  Liquidity and Capital Resources

                  For Fiscal 1996, the Company's operations used approximately $3.8 million of cash as compared to approximately $6.4 million provided during Fiscal 1995. This increase in cash used in operations for Fiscal 1996 resulted primarily from increased net losses, trade accounts receivable and inventories and was partially offset by the timing of payments of trade accounts payable and increases in other liabilities resulting from the establishment of reserves in connection with the Ensolite Sale.

                  Net cash  provided by investing  activities  of the Company in
         Fiscal 1996 was approximately $10.5 million as compared to approximately $7.4 million used during Fiscal 1995. Approximately $19.6 million of such cash was provided from the Ensolite Sale. The primary use of cash during Fiscal 1996 and Fiscal 1995 was to purchase property, plant and equipment. The Company used approximately $1.8 million to purchase the facility located in South Bend, Indiana. See "Item 1. Business - Corporate Developments." The Company does not have any significant specific commitments for the purchase of property, plant and equipment.

                  Net cash used in financing activities was $4.9 million during Fiscal 1996 as compared to approximately $3.0 million used during Fiscal 1995. Cash was used during Fiscal 1996 to repay the Company's obligation under its revolving credit agreement. See "Note 8 to Financial Statements." At September 29, 1996 the Company did not have any borrowings outstanding under this agreement. The principal use of cash during Fiscal 1995 was to purchase on the open market approximately $7.5 million of face value of the Company's Senior Secured Notes. See "Note 8 to Financial Statements."

                  The Company on September 29, 1996, had approximately $2.0 million in cash and cash equivalents as compared to approximately $291,000 at October 1, 1995. Working capital at September 29, 1996 was approximately $29.1 million compared to approximately $31.3 million at October 1, 1995. The Company had short-term borrowings of approximately $3.8 million under a $15 million revolving credit agreement at October 1, 1995. The Company had no outstanding borrowings under its $25 million revolving credit agreement at September 29, 1996. See "Note 8 to Financial Statements."

                  The Company believes that cash from its operations and its ability to borrow under the revolving credit facility mentioned above provide it sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facility will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing.

                  Effects of Inflation

                  The markets in which the Company sells products are competitive. In particular, the Company has encountered in connection with its sales of coated fabrics to the automotive industry and its sales of acrylics to the aerospace industry, effective resistance to price increases generally. Thus, in an inflationary environment the Company may not in all instances be able to pass through to consumers general price increases in which event the Company's operations may be materially impacted if such conditions were to occur. The Company has not in the past been adversely impacted by general price inflation.

Item 8.  Financial Statements and Supplementary Data

                  See Index to Financial Statements on Page F-1.

Item 9.  Changes in and Disagreements wit Accountants on Accounting and
           Financial Disclosure

                  None.

Part III

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to the directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 11. Executive Compensation

         Information with respect to the directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to the directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 13. Certain Relationships and Related Transactions

         Information with respect to the directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Part IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

         (a)   Financial  Statements as of  September 29, 1996, and October 1,
               1995 and for the Years Ended September 29, 1996, October 1, 1995 and October 2, 1994:

               Independent Auditors' Report                                          F-2

               Balance Sheets as of September 29, 1996 and October 1, 1995           F-3

               Statements of Operations  for the  Years  Ended  September  29,
               1996, October 1, 1995 and October 2, 1994                             F-5

               Statements  of Changes in  Stockholders'  Equity for the Years
               Ended  September  29, 1996,  October 1, 1995 and October 2, 1994      F-6

               Statements of Cash Flows for the Years Ended September 29, 1996,
               October 1, 1995 and October 2, 1994                                   F-7

               Notes to Financial Statements                                         F-9

         (b)   Financial Statement Schedule:

               Independent Auditors' Report                                          S-1

               Schedule VIII - Valuation and Qualifying Accounts                     S-2

         (c)   Exhibits:
           2.1      Certificate of Ownership and Merger, dated June 7, 1993, of Polycast Technology  Corporation,  Uniroyal
                    Engineered Products,  Inc., Uniroyal Adhesives and Sealants,  Inc. and Ensolite, Inc. with the Company.
                    (8)

           3.1      Amended and Restated  Certificate  of  Incorporation  of the Company as corrected by a  Certificate  of
                    Correction of the Amended and Restated Certificate of Incorporation of the Company. (1)

           3.2      By-Laws of the Company, as amended to November 14, 1996.

           4.1      Indenture, dated as of June 1, 1993, between the Company and The Bank of New York, as trustee. (8)

           4.2      Warrant  Agreement,  dated as of June 1, 1993, between the Company and The Bank of New York, as warrant agent. (8)

           10.1     Asset  Acquisition  Agreement,  dated as of September 27, 1992,  among Old  Polycast,  Polycast and the
                    Company. (2)

           10.2     Asset Acquisition Agreement, dated as of September 27, 1992, among Old UEP, UEP and the Company. (2)

           10.3     Asset  Acquisition  Agreement,  dated as of September 27, 1992,  among Old  Ensolite,  Ensolite and the
                    Company. (2)

           10.4     Asset Acquisition Agreement, dated as of September 27, 1992, among Old UAS, UAS and the Company. (2)

           10.5     Asset Acquisition  Agreement,  dated as of September 27, 1992,  between Plastics Support Corp.  ("PSC")
                    and the Company. (2)

           10.6     Asset Acquisition  Agreement,  dated as of September 27, 1992, among U.E. Systems,  Inc.,  Ensolite and the Company. (2)

           10.7     Amended and Restated Employment  Agreement,  dated as of April 25, 1995, between Howard R. Curd and the
                    Company. (9)

           10.8     Amended and Restated  Employment  Agreement,  dated as of April 25, 1995,  between Oliver J. Janney and the Company. (9)

           10.9     Amended and Restated Employment Agreement,  dated as of April 25, 1995, between Robert L. Soran and the
                    Company. (9)

           10.10    Amended and Restated Employment  Agreement,  dated as of April 25, 1995, between George J. Zulanas, Jr.
                    and the Company. (9)

           10.11    Joint  Stipulation  Between the Debtors and the United  States of America on Behalf of Its Agency,  The
                    Internal Revenue Service, Regarding Treatment of Tax Claims. (3)

           10.14    Supply  Agreement,  dated as of February  17, 1992,  between Old Polycast and E.I.  duPont de Nemours &
                    Company, Inc. assumed by ICI Acrylics Inc. (3)

           10.15    Uniroyal Technology Corporation Employee Stock Ownership Plan. (4)

           10.16    Amended and Restated Uniroyal Technology Corporation 1992 Stock Option Plan.

           10.19    Registration Rights Agreement, dated September 27, 1992, between the PBGC and the Company. (2)

           10.21    Settlement  Agreement  among  Old  Polycast,  Old UAS,  Old UEP,  Old  Ensolite  and the  Official
                    Retirees' Committee. (3)

           10.22    Settlement  Agreement  and  Stipulated  Order  among  Old  Polycast,  Old UAS,  Old UEP,  Old  Ensolite, the United States of America, the State of Indiana and the State of Wisconsin. (3)

           10.23    Plan Disbursing Agent Agreement,  dated September  27,1992,  among Old Polycast,  Old UAS, Old UEP, Old
                    Ensolite and the Company. (2)

           10.24    Technical Collaboration Agreement, dated June 20, 1988, between UPC and Okamoto Industries, Inc. (3)

           10.25    Assignment of Technical Collaboration Agreement,  among UPC, Old UEP, The Jesup Group, Inc. and Okamoto
                    Industries, Inc. (3)

           10.26    Letter  Amendment to Technical  Collaboration  Agreement,  dated January 21, 1991,  between Old UEP and
                    Okamoto Industries, Inc. (3)

           10.27    Amendment No. 2 to Technical  Collaboration  Agreement,  dated as of July 31, 1992, between Old UEP and
                    Okamoto Industries, Inc. (3)

           10.28    Amended and Restated Uniroyal Technology Corporation 1992 Non-Qualified Stock Option Plan.

           10.29    Agreement  dated  August 20, 1993 among the  Company,  UPAC,  and the  Official  Committee of Unsecured
                    Creditors of UPAC.(7)

           10.30    Settlement Agreement dated December 6, 1993 among the Company, UPAC, Jesup and the PBGC.(7)

           10.34    Uniroyal Technology Corporation Deferred Compensation Plan Effective as of August 1, 1995. (10)

           10.35    Split-Dollar  Insurance  Agreement  dated as of August  15,  1995 by and  between  Uniroyal  Technology
                    Corporation and Howard R. Curd. (11)

           10.39    Financing  Agreement dated as of June 5, 1996 by and between The CIT  Group/Business  Credit,  Inc. and
                    Uniroyal Technology Corporation. (12)

           10.40    Amended and Restated Uniroyal Technology Corporation 1994 Stock Option Plan.

           10.41    Amended and Restated Uniroyal Technology Corporation 1995 Non-Qualified Stock Option Plan.

           10.42    Asset Purchase Agreement between Rubatex  Corporation and Uniroyal Technology  Corporation,  dated June
                    5, 1996. (13)

           10.43    Amendment No. 3 to Technical Collaboration Agreement,  dated March 1, 1996, between Uniroyal Technology
                    Corporation and Okamoto Industries, Inc.

           10.44    Shareholder Rights Agreement, dated as of December 18, 1996, between Uniroyal Technology Corporation and
                    The Bank of New York, as rights agent.  (14)

           23.1     Independent Auditors' Consent

           (1)      Incorporated by reference to Amendment No. 2 to the Company's  Registration Statement on Form 10, dated
                    September 25, 1992.

           (2)      Incorporated by reference to Amendment No. 4 to the Company's  Registration Statement on Form 10, dated
                    October 1, 1992.

           (3)      Incorporated by reference to the Company's Amendment No. 1 to the Company's  Registration  Statement on
                    Form 10, dated September 17, 1992.

           (4)      Incorporated by reference to the Company's Form 10-K, dated December 24, 1992.

           (5)      Incorporated by reference to the Company's Registration Statement on Form 10, dated July 28, 1992.

           (6)      Incorporated by reference to the Company's Form 10-K/A, dated May 26, 1993.

           (7)      Incorporated by reference to the Company's Form 10-K, dated December 17, 1993.

           (8)      Incorporated by reference to the Company's Form 8-K, dated June 9, 1993.

           (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1995.

           (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995.

           (11)     Incorporated  by  reference to the  Company's  Form 10-Q dated  August 14,  1995.  Virtually  identical agreements were entered into between the Company and each of Robert L. Soran,  George J. Zulanas,  Jr.,
                    Oliver J. Janney and Martin J. Gutfreund.

           (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 filed August 13, 1996.

           (13)     Incorporated by reference to the Company's Form 8-K,  dated June 10, 1996.

           (14)     Incorporated by reference to the Company's Registration Statement on Form 8-A,
                    dated December 20, 1996.

           (d)      Reports on Form 8-K:

                    No reports on Form 8-K were filed during the last quarter of Fiscal 1996.

Item 8.  Financial Statements and Supplementary Data.

         Index to Financial Statements

         Financial  Statements  as of September  29, 1996 and October 1, 1995 and
         for the Years Ended  September  29, 1996, October 1, 1995 and October 2, 1994:
                   Independent Auditors' Report                                                                  F-2

                   Balance Sheets as of September 29, 1996 and October 1, 1995                                   F-3

                   Statements of Operations for the Years Ended September 29, 1996,
                   October 1, 1995 and October 2,                                                                F-5

                   Statements of Changes in  Stockholders'  Equity for the Years
                   Ended September 29, 1996, October 1, 1995 and October 2, 1994                                 F-6

                   Statements of Cash Flows for the Years Ended September 29, 1996,
                   October 1, 1995 and October 2, 1994                                                           F-7

                   Notes to Financial Statements                                                                 F-9

         Financial Statement Schedule:

                   Independent Auditors' Report                                                                  S-1

                   Schedule VIII - Valuation and Qualifying Accounts                                             S-2

                   Schedules Omitted - Certain other schedules have been omitted because they are not required or because the information required therein has been included in Notes to the Financial
                   Statements.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Uniroyal Technology Corporation
Sarasota, Florida


We have audited the accompanying balance sheets of Uniroyal Technology Corporation (the "Company") as of September 29, 1996 and October 1, 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 29, 1996 and October 1, 1995 and the results of its operations and its cash flows for each of the three years in the period ended September 29, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", during the year ended September 29, 1996.


/S/ DELOITTE & TOUCHE LLP
-------------------------

DELOITTE & TOUCHE LLP
Tampa, Florida
December 20, 1996


                                              UNIROYAL TECHNOLOGY CORPORATION
                                                      BALANCE SHEETS
                                                      (In thousands)


                                                          ASSETS

                                                                                  September 29,             October 1,
                                                                                      1996                     1995
                                                                                   -----------             -----------
Current assets:

     Cash and cash  equivalents  (including  restricted cash
         and cash equivalent of $764 at September 29, 1996) (Note 2)              $    2,023               $      291

     Trade accounts  receivable (less estimated reserve for
         doubtful accounts of $369 and $437, respectively) (Notes 2 and 8)             25,094                   27,042
     Inventories (Notes 2, 4 and 8)                                                    33,170                   32,632
     Prepaid expenses and other current assets                                          1,507                    1,903
     Deferred income taxes (Notes 2 and 9)                                              7,408                    6,541
                                                                                   ----------               ----------
         Total current assets                                                          69,202                   68,409

Property, plant and equipment - net (Notes 2, 5 and 8)                                 63,312                   90,728
Property, plant and equipment held for sale (Notes 2 and 15)                           11,504                        -
Note receivable (Note 3)                                                                5,000                        -
Reorganization value in excess of amounts allocable to identifiable
     assets - net (Note 2)                                                              8,288                    9,228
Deferred income taxes (Notes 2 and 9)                                                   1,485                        -
Other assets (Notes 6 and 8)                                                           11,995                   12,118
                                                                                   ----------               ----------
         TOTAL ASSETS                                                              $  170,786               $  180,483
                                                                                   ==========               ==========


                                              UNIROYAL TECHNOLOGY CORPORATION
                                                      BALANCE SHEETS
                                             (In thousands, except share data)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  September 29,         October 1,
                                                                                      1996                 1995
                                                                                  -------------        ------------
Current liabilities:
   Current portion of long-term debt (Note 8)                                     $       659           $    4,290
   Trade accounts payable                                                              16,549               16,686
   Accrued expenses:
     Compensation and benefits                                                         10,166                8,145
     Interest                                                                           2,861                2,930
     Taxes, other than income                                                           1,939                2,061
     State income taxes                                                                   259                  253
     Other                                                                              7,621                2,752
                                                                                  -----------          -----------
         Total current liabilities                                                     40,054               37,117
Long-term debt (Note 8)                                                                72,116               72,473
Other liabilities (Note 7)                                                             15,117                6,804
Deferred income taxes (Notes 2 and 9)                                                       -                6,420
                                                                                  -----------          -----------
         Total liabilities                                                            127,287              122,814
                                                                                  -----------          -----------
Commitments and contingencies (Note 12)
Stockholders' equity (Notes 8 and 10):
   Preferred  stock - par value $0.01;  1,000 shares  authorized;
     Series B - 35 shares issued and outstanding (redemption value
     of $150,000 per share)                                                             5,250                5,250
   Common stock - par value $0.01; 35,000,000 shares authorized;
     13,233,912 and 13,103,113 shares issued or to be issued,
     respectively                                                                         133                  131
   Additional paid-in capital                                                          52,517               52,331
   Deficit                                                                            (14,401)                   -
                                                                                  -----------          -----------
                                                                                       43,499               57,712
   Less treasury stock at cost - 50,843 and 52,369 shares, respectively                     -                  (43)
                                                                                  -----------          -----------

         Total stockholders' equity                                                    43,499               57,669
                                                                                  -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   170,786          $   180,483
                                                                                  ===========          ===========

                                            See notes to financial statements.


                                              UNIROYAL TECHNOLOGY CORPORATION
                                                 STATEMENTS OF OPERATIONS
                                      (In thousands, except share and per share data)


                                                                                   Fiscal Years Ended
                                                                    -------------------------------------------------

                                                                       September 29,     October 1,      October 2,
                                                                           1996             1995            1994
                                                                       ------------     ------------    -----------
Net sales                                                              $  209,348        $  214,951      $  197,536
Costs, expenses and (other income):
   Costs of goods sold                                                    170,088           166,384         154,710
   Selling and administrative                                              28,626            26,783          26,770
   Amortization of reorganization value in excess of amounts
     allocable to identifiable assets                                         765               769           1,003
   Depreciation and other amortization                                      9,848             9,521           8,356
   Excess facility expense                                                    924             1,307             409
   Reorganization professional fees subsequent to effective date              640               708             599
   Gain on sale of division (Note 3)                                       (2,102)                -               -
   Loss on assets to be disposed of (Note 15)                              12,500                -               -
   Strike settlement and training expense                                     808                 -               -
   Recovery from insurance settlement (Note 13)                                 -               (70)         (1,176)
   Recovery of pension expense (Note 11)                                        -                 -          (6,761)
   Reduction of restructuring reserve (Note 5)                                  -                 -          (1,788)
                                                                       ----------        ----------      ----------

   (Loss) income before interest, income taxes
      and extraordinary item                                              (12,749)            9,549          15,414
   Interest expense - net                                                  (9,773)          (10,029)        (10,109)
                                                                       ----------        ----------      ----------
   (Loss) income before income taxes and extraordinary item               (22,522)             (480)          5,305
   Income tax benefit (expense) (Notes 2 and 9)                             8,121               189          (2,217)
                                                                       ----------        ----------      ----------
   (Loss) income before extraordinary item                                (14,401)             (291)          3,088
   Extraordinary gain on the extinguishment of
     debt - net (Note 8)                                                        -               363             727
                                                                       ----------        ----------      ----------
   Net (loss) income                                                   $  (14,401)       $       72      $    3,815
                                                                       ==========        ==========      ==========
   (Loss) income per common share and common stock equivalent
     (Notes 2 and 10)
       Primary and fully diluted:
       (Loss) income before extraordinary item                         $    (1.09)       $    (0.02)     $     0.22
       Extraordinary gain                                                       -              0.02            0.05
                                                                       ----------        ----------      ----------
       Net (loss) income                                               $    (1.09)       $     0.00      $     0.27
                                                                       ==========        ==========      ==========

       Average number of shares used in computation                    13,167,466        14,507,605      14,317,298
                                                                       ==========        ==========      ==========

                                            See notes to financial statements.


                                               UNIROYAL TECHNOLOGY CORPORATION
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        (In thousands)



                                            Preferred Stock                 Additional
                                          --------------------    Common     Paid-In                 Treasury  Stockholders'
                                          Series A    Series B     Stock     Capital     Deficit       Stock      Equity
                                          --------    --------    --------   --------    --------    --------    --------
Balance at September 26, 1993             $  7,500    $  7,500    $    100   $ 40,845    $ (1,980)   $    (29)   $ 53,936
Common stock issued in
 conjunction with Private
 Placement                                       -           -          25     10,500           -           -      10,525
Stock issuance costs                             -           -           -       (775)          -           -        (775)
Preferred stock repurchase
 in conjunction with Private
 Placement                                  (7,500)     (2,250)          -       (322)          -           -     (10,072)
Common stock issued under
 stock option plan                               -           -           -          7           -           -           7
Amounts received pursuant
 to Directors' stock option
 plan                                            -           -           -        111           -           -         111
Purchase of treasury stock                       -           -           -          -           -         (14)        (14)
Stock dividends paid (Note 10)                   -           -           5      1,830      (1,835)          -           -
Net income                                       -           -           -          -       3,815           -        3,815
                                          --------    --------    --------   --------    --------    --------     --------
Balance at October 2, 1994                       -       5,250         130     52,196           -         (43)      57,533
Common stock issued under
 stock option plans                              -           -           -          8           -           -            8
Amounts received pursuant
 to Directors' stock option plan                 -           -           -         56           -           -           56
Stock dividends paid (Note 10)                   -           -           1         71         (72)          -            -
Net income                                       -           -           -          -          72           -           72
                                          --------    --------    --------   --------    --------    --------     --------
Balance at October 1, 1995                       -       5,250         131     52,331           -         (43)      57,669
Common stock issued under
 stock option plans                              -           -           1         20           -           -           21
Common stock issued to
 employee benefit plan                           -           -           1        166           -          43          210
Stock dividends paid (Note 10)                   -           -           -          -           -           -            -
Net loss                                         -           -           -          -     (14,401)          -      (14,401)
                                          --------    --------    --------   --------    --------    --------     --------
Balance at September 29, 1996             $      -    $  5,250    $    133   $ 52,517    $(14,401)   $      -     $ 43,499
                                          ========    ========    ========   ========    ========    ========     ========


                                                             See notes to financial statements.


                                               UNIROYAL TECHNOLOGY CORPORATION
                                                  STATEMENTS OF CASH FLOWS
                                                       (In thousands)

                                                                                Fiscal Years Ended
                                                              -------------------------------------------------------

                                                               September 29,       October 1,         October 2,
                                                                    1996              1995               1994
                                                               -------------      ------------       ------------
   OPERATING ACTIVITIES:
    Net (loss) income                                            $(14,401)         $      72           $  3,815
    Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:
       Depreciation and other amortization                          9,848              9,521              8,356
       Deferred tax (benefit) expense                              (8,904)              (431)             2,053
       (Recovery of) provision for doubtful accounts                   (6)              (217)                38
       Amortization of reorganization value in excess of
           amounts allocable to identifiable assets                   765                769              1,003
       Amortization of Senior Secured Notes discount                  100                 92                 85
       Amortization of debt issuance costs                            457                466                436
       Reduction of restructuring reserve                               -                  -             (1,788)
       Gain on sale of division                                    (2,102)                 -                  -
       Loss on assets to be disposed of                            12,500                  -                  -
       Extraordinary gain                                               -               (363)              (727)
       Other                                                          106                299                370
       Changes in assets and liabilities:
           Increase in trade accounts receivable                   (1,858)            (5,837)            (2,175)
           Increase in inventories                                 (2,456)            (2,995)            (1,924)
           (Increase) decrease in prepaid expenses and
                other assets                                         (359)             1,532             (2,167)
           Increase in trade accounts payable                         757              3,363              2,457
           Increase (decrease) in accrued expenses                  1,130               (773)            (1,300)
           Increase (decrease) in other liabilities                   609                920             (1,503)
                                                                ---------         ----------          ---------
    Net cash (used in) provided by operating activities            (3,814)             6,418              7,029
                                                                ---------         ----------          ---------
INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                     (9,181)           (7,422)             (6,042)
    Proceeds from sale of division                                 19,641                 -                   -
    Proceeds from sale of U.S. Treasury Notes - restricted              -                 -              10,094
                                                                ---------         ---------           ---------
    Net cash provided by (used in) investing activities            10,460            (7,422)              4,052
                                                                ---------         ---------           ---------
 FINANCING ACTIVITIES:
    Note retirement costs                                               -                 -                (823)
    Repurchase of Senior Secured Notes                                  -            (6,223)                  -
    Other(decrease) increase  in debt, net                         (4,934)            3,261              (9,363)
    Preferred stock redeemed                                            -                 -             (10,072)
    Common stock issued                                                 -                 -              10,525
    Stock options exercised                                            20                 8                   7
    Purchases of treasury stock                                         -                 -                 (14)
    Common stock issuance costs                                         -                 -                (775)
                                                                ---------         ---------           ---------

     Net cash used in financing activities                         (4,914)           (2,954)            (10,515)
                                                                ---------         ---------           ---------

Net increase (decrease) in cash and cash equivalents                1,732            (3,958)                566

Cash and cash equivalents at beginning of year                        291             4,249               3,683
                                                                ---------         ---------           ---------

Cash and cash equivalents at end of year                        $   2,023         $     291           $   4,249
                                                                =========         =========           =========


                                             UNIROYAL TECHNOLOGY CORPORATION
                                                STATEMENTS OF CASH FLOWS
                                                       (Continued)

Supplemental Disclosures:

Payments for income taxes and interest expense were (in thousands):


                                                                            Fiscal Years Ended
                                                       --------------------------------------------------------------
                                                         September 29,           October 1,            October 2,
                                                              1996                  1995                  1994
                                                       -------------------    -----------------      ----------------
Income tax payments                                         $     570               $   155              $    172
Interest payments                                               9,549                 9,784                 9,626

The amounts shown as payment of debt is the net activity for the Company's revolving loan and term loan facilities which includes draws and payments on the revolving loan facilities during the periods shown. The following summarizes the activity of these facilities (in thousands):


                                                                            Fiscal Years Ended
                                                       --------------------------------------------------------------
                                                         September 29,           October 1,            October 2,
                                                              1996                  1995                  1994
                                                       -------------------    -----------------      ----------------
Term loan payments                                          $       -               $  (500)             $ (9,363)
(Decrease) increase in revolver loan balances                  (4,934)                3,761                     -
                                                            ---------               -------              --------
Other (decrease) increase in debt, net                      $  (4,934)              $ 3,261              $ (9,363)
                                                            =========               =======              ========

The purchases of property, plant and equipment and the other increase (decrease) in debt, net for the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994 do not include $846,000, $1,404,000 and $696,000, respectively, related to property held under capitalized leases (Note 12).

Net cash used in financing activities for the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994 do not include the dividends declared on the Series A Preferred Stock or the Series B Preferred Stock since they were paid with the issuance of 115,657, 125,588 and 495,403 shares, respectively, of the Company's common stock (Note 10). Net cash used in financing activities for the fiscal years ended October 1, 1995 and October 2, 1994 do not include 36,409 and 48,999 options purchased pursuant to the 1992 Non-Qualified Stock Option Plan. No such options were purchased during the fiscal year ended September 29, 1996.

                                See notes to financial statements.

                          UNIROYAL TECHNOLOGY CORPORATION
                           NOTES TO FINANCIAL STATEMENTS

                   For the Fiscal Years Ended September 29, 1996,
                       October 1, 1995 and October 2, 1994

1.       THE COMPANY

         Uniroyal Technology Corporation, a Delaware corporation, through its operating divisions, Royalite Thermoplastics ("Royalite"), Polycast Technology ("Polycast"), Uniroyal Engineered Products ("UEP"), and Uniroyal Adhesives and Sealants ("UAS") (collectively, the "Company") is engaged in the manufacture and sale of high performance plastics, coated fabrics and specialty adhesives. During Fiscal 1996 the Company sold substantially all the assets, net of certain liabilities, of its Ensolite closed cell foam division (Note 3).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Fiscal Year End

         The Company's fiscal year ends on the Sunday following the last Friday in September. The dates on which the fiscal year ended for the past three fiscal years were September 29, 1996, October 1, 1995 and October 2, 1994. Fiscal 1996 and Fiscal 1995 were 52-week periods and Fiscal 1994 was a 53-week period.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         Cash and cash equivalents includes all highly liquid investments purchased with an original maturity of three months or less. Restricted cash and cash equivalents are the net proceeds from the sale of the Ensolite division placed in escrow in accordance with the terms of the indenture agreement for the Company's Senior Secured Notes (Notes 3 and
         8).

         Fair Value of Financial Instruments

         The estimated fair value of amounts reported in the financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying value of all current assets and liabilities approximates the fair value because of their short term nature.

         Trade Accounts Receivable

         The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory. There are no significant concentrations of credit risk to the Company.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using a monthly average basis for raw materials and supplies and the first-in, first-out ("FIFO") basis of accounting or standard costs (which approximates actual costs) for work in process and finished goods.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. The cost of property, plant and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation is computed principally under the straight-line method based on the cost and estimated useful lives of the related assets including assets held under capital leases.

         During March 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 121 ("SFAS No.121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with SFAS No. 121, during the fiscal year ended September 29, 1996 the Company established reserves totalling approximately $12,500,000 related to its decision to exit the Port Clinton, Ohio automotive operation of the Coated Fabrics Segment. See
         Note 15. Other than the establishment of these reserves the adoption of SFAS No. 121 did not have a significant effect on the Company's financial statements.

         Property, Plant and Equipment Held for Sale

         Property, plant and equipment held for sale is stated at the lower of cost or market.

         Amortization

         Debt discount and debt issuance costs are amortized using the interest method over the life of the related debt. Patents and trademarks are being amortized using the straight-line method over periods ranging from 7 to 20 years. Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over 15 years. Reorganization value in excess of amounts allocable to identifiable assets is reported net of accumulated amortization of $3,251,000 and $2,486,000 at September 29, 1996 and October 1, 1995,
         respectively.

         Research and Development Expenses

         Research and development expenditures are expensed as incurred. Research and development expenditures were $4,918,000, $4,689,000 and $4,021,000 for the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994, respectively.

         Employee Compensation
         The cost of post-retirement benefits other than pensions are recognized in the financial statements over an employee's term of service with the Company.

         Income Taxes

         The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company has recorded a net deferred tax asset of approximately $8,893,000. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         Net (Loss) Income Per Common Share

         Primary and fully diluted loss per common share for the fiscal year ended September 29, 1996 do not include the assumed conversion of the Series B Preferred Stock nor the exercise of the warrants and the employee stock options since their inclusion would have been anti-dilutive. The computations of primary and fully diluted income per common share for the fiscal years ended October 1, 1995 and October 2, 1994 are based on the weighted average number of common shares issued and outstanding (or to be issued pursuant to the Plan, as defined in
         Note 12) less the average number of shares held in treasury for the period and also include the assumed conversion of the Series B Preferred Stock and the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. The convertible preferred stock issued to the Pension Benefit Guaranty Corporation ("PBGC"), the warrants and stock options are considered to be common stock equivalents.

         Reclassifications

         Certain prior years' amounts have been reclassified to conform with the current year's presentation.

3.       SALE OF ENSOLITE DIVISION

         Pursuant to an asset purchase agreement, the Company sold on June 10, 1996 substantially all the assets net of certain liabilities of its Ensolite closed-cell foam division to Rubatex Corporation ("Rubatex") for $25,000,000 consisting of cash in the amount of $20,000,000 and a promissory note of the parent of Rubatex in the amount of $5,000,000 (the "Ensolite Sale"). Interest on the promissory note is payable semi-annually at 11.75% per annum. The promissory note matures on May 1, 2006. Cash proceeds from the sale were used to pay off the Company's borrowings under its revolving credit agreement. The remaining cash proceeds, net of amounts placed in escrow in accordance with the Company's indenture agreement for the Senior Secured Notes, were invested in short-term highly liquid investments. The Company recognized a pre-tax gain on the sale of approximately $2,102,000 net of transaction costs, the write-down of certain fixed assets not acquired by Rubatex and after consideration of reserves for severance and incentive packages for Ensolite employees, facility clean-up costs and the recognition of Ensolite's pro rata share of the Company's transition obligation, net of a curtailment gain of $664,000 in accordance with Statement of Financial Accounts Standards No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106"). In connection with the Ensolite Sale Rubatex received an option to purchase certain additional equipment housed at the Company's Mishawaka, Indiana manufacturing facility for $250,000 which it exercised in November 1996. The purchase price was adjusted for changes in working capital, as defined in the asset purchase agreement, between October 1, 1995 and June 10, 1996. The change in working capital resulted in additional proceeds and select assets paid to the Company by Rubatex of approximately $700,000. Such amount has been included in the pre-tax gain on sale. The Company and Rubatex also entered into an earn-out agreement whereby the Company could earn between $.15 and $.20 per board foot of Ensolite products produced by Rubatex in excess of the base volume as defined in such agreement during each of the four year periods following the closing of the Ensolite Sale. In no event will the total amount earned by the Company under the earn-out agreement during the forty-eight month period following the closing of the sale exceed $3,000,000.

         In conjunction with the Ensolite Sale, the Company entered into a toll manufacturing agreement with Rubatex. The Company is producing Ensolite products for the benefit of Rubatex at its leased Mishawaka, Indiana manufacturing facility for an initial period of approximately twelve months, and in no event beyond July 31, 1997. The Company is being reimbursed by Rubatex for the variable costs incurred in the production of Ensolite products and is being paid a fixed amount for manufacturing period costs based on actual costs incurred by the Company during Fiscal 1995 and adjusted for inflation. In addition the Company provides certain support services to Rubatex and is reimbursed by Rubatex for the costs of such services.

4.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                             September 29,         October 1,
                                                                                 1996                 1995
                                                                           ------------------   -----------------
           Raw materials and supplies                                           $  17,058             $  14,926
           Work in process                                                          4,400                 5,253
           Finished goods                                                          11,712                12,453
                                                                                ---------             ---------
           Total                                                                $  33,170             $  32,632
                                                                                =========             =========

5.       PROPERTY, PLANT AND EQUIPMENT

         Property,   plant  and   equipment   consisted  of  the  following  (in
         thousands):

                                                          Estimated
                                                           Useful            September 29,         October 1,
                                                            Lives                1996                 1995
                                                       ----------------    ------------------    ----------------
           Land and improvements                             -                  $   5,014              $  5,358
           Buildings and improvements                    3-40 years                16,083                19,025
           Machinery, equipment and office
                furnishings                              3-15 years                57,170                85,097
           Construction in progress                          -                      7,412                 5,959
                                                                                ---------              --------
                                                                                   85,679               115,439
           Accumulated depreciation                                               (22,367)              (24,711)
                                                                                ---------              --------
                    Total                                                       $  63,312              $ 90,728
                                                                                =========              ========

         On July 17, 1996 the Company acquired a manufacturing facility in South Bend, Indiana for a purchase price of approximately $1,800,000 in cash. This facility will house the Company's UAS division and the Royalite division's headquarters as well as certain other Company operations. The Company plans to move all these operations from their existing leased facility in Mishawaka, Indiana during the first six months of Fiscal 1997.

         In prior years the Company had established reserves for the estimated costs for asset write-offs, property clean-up costs and relocation costs associated with the Company's move of its UAS division. The reserves totaled $1,658,000 as of September 29, 1996. Such amounts are classified as current and are included in other accrued expenses in the accompanying financial statements.

  6.     OTHER ASSETS

         Other assets consisted of the following (in thousands):

                                                                                September 29,          October 1,
                                                                                    1996                  1995
                                                                              -----------------      ----------------
          Patents and trademarks                                                     $  5,322            $   6,457
          Debt issuance costs                                                           4,110                4,425
          Other                                                                         2,563                1,236
                                                                                     --------            ---------
          Total                                                                      $ 11,995            $  12,118
                                                                                     ========            =========

         Patents and trademarks are reported net of accumulated amortization of $2,142,000 and $1,776,000 at September 29, 1996 and October 1, 1995,
         respectively. During the fiscal year ended October 1, 1995 the Company wrote off $466,000 of debt issuance costs in connection with the acquisition of $7,497,000 of face value of the Company's Senior Secured Notes (Note 8). During the fiscal year ended October 2, 1994 the Company wrote off $228,000 of debt issuance costs related to the PBGC debt retirement (Note 8). Debt issuance costs are shown net of accumulated amortization of $1,502,000 and $1,045,000 at September 29, 1996 and October 1, 1995, respectively.

7.       OTHER LIABILITIES

         Other liabilities consisted of the following (in thousands):

                                                                                September 29,          October 1,
                                                                                    1996                  1995
                                                                              ------------------     ----------------
          Accrued retirement benefits                                                $ 13,639             $  5,058
          Taxes, other than income                                                      1,478                1,746
                                                                                     --------             --------
          Total                                                                      $ 15,117             $  6,804
                                                                                     ========             ========

8.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                                September 29,           October 1,
                                                                                     1996                 1995
                                                                              -----------------     ----------------
         11.75% Senior Secured Notes,  principal due June 1, 2003,
             interest due semi-annually on December 1 and June 1                    $  72,503             $  72,503
          Revolving credit agreement                                                        -                 3,761
          Unamortized debt discount                                                    (1,130)               (1,230)
                                                                                    ---------             ---------
                                                                                       71,373                75,034
          Other obligations                                                             1,402                 1,729
                                                                                    ---------             ---------
                                                                                       72,775                76,763
          Less current portion                                                           (659)               (4,290)
                                                                                    ---------             ---------
          Long-term debt                                                            $  72,116             $  72,473
                                                                                    =========             =========

         Debt amounts become due during subsequent fiscal years ending in September as follows (in thousands):

                             1997                                                    $    659
                             1998                                                         450
                             1999                                                         161
                             2000                                                         118
                             2001                                                          14
                             Subsequent years                                          72,503
                             Less unamortized debt discount                            (1,130)
                                                                                     --------
                                                                                       72,775
                             Less current portion                                        (659)
                                                                                     --------
                             Total                                                   $ 72,116
                                                                                     ========

         Prior to Fiscal 1994, the Company consummated a public offering of 80,000 units, consisting of $80,000,000 aggregate principal amount of its 11.75% Senior Secured Notes Due 2003 ("Senior Secured Notes") and warrants to purchase an aggregate of 800,000 shares of its common stock. The warrants issued with the Senior Secured Notes are detachable and therefore were allocated a portion of the proceeds in the amount of approximately $1,566,000 which was an estimate of their market value at the time they were issued. The proceeds allocated to the notes were approximately $78,434,000 resulting in a note discount of $1,566,000, which is being amortized using the interest method. The effective interest rate of the notes based on the allocated proceeds was calculated to be approximately 12.09%. The notes will mature on June 1, 2003. Interest is payable on June 1 and December 1 of each year at the rate of 11.75% per annum. The notes are collateralized by a lien on substantially all of the non-cash assets of the Company (other than trade accounts receivable) and net cash proceeds of the sale of collateral. The notes are redeemable at the option of the Company, in whole or in part, on or after June 1, 1998, at 104.41% of the principal amount, declining to par on and after June 1, 2001. The indenture contains certain covenants which limit, among other things, the Company's ability to incur additional debt, pay cash dividends, make certain other payments, sell its assets, and redeem its capital stock. The Company was in compliance with these covenants at September 29, 1996 and October 1, 1995.

         During the fiscal year ended October 1, 1995 the Company acquired $7,497,000 of face value of the Senior Secured Notes through open market purchases. These purchases resulted in an extraordinary gain (net of the write-off of applicable debt issuance costs, unamortized debt discount and other transaction costs totaling $601,000, and net of applicable income taxes of $310,000) of approximately $363,000. The Company did not acquire any such notes during the fiscal years ended September 29, 1996 and October 2, 1994.

         On June 5, 1996, the Company entered into a revolving credit agreement with The CIT Group/Business Credit Inc., pursuant to which, subject to the satisfaction of certain borrowing conditions, the Company may borrow the lesser of $25,000,000 or 85% of eligible accounts receivable but in no event at any time more than 75% of the Company's Accounts, as defined in the agreement, determined in accordance with generally accepted accounting principles. Interest is payable monthly at prime plus .5% per annum or at the LIBOR rate plus 2.75% if the Company elects to borrow funds under a LIBOR Loan as defined in the agreement. The loan matures on June 5, 2001. All of the Company's trade accounts receivable are pledged as collateral for this loan. The agreement restricts the creation of certain additional indebtedness. The Company was in compliance with the covenants under this agreement at September 29, 1996. The Company repaid in full its obligations to Heller Financial, Inc. with borrowings under this agreement. At September 29, 1996 the Company had approximately $19,727,000 available under the revolving credit agreement. The Company had no outstanding borrowings under this agreement at September 29, 1996.

         On December 7, 1993, the Company repaid at a discount its remaining obligation to the PBGC in the amount of $10,000,000 plus accrued interest of $243,000 with a payment of $8,000,000. Concurrent with the payment, the PBGC released its lien on the Company's $10,000,000 investment in U.S. Treasury Notes, which were sold and the proceeds therefrom were used, in part, to make the repayment. A gain of $727,000 resulting from this transaction, net of applicable income tax of $465,000 and certain expenses, including the write-off of loan costs of $228,000, is shown in the accompanying financial statements as an extraordinary item for the fiscal year ended October 2, 1994. In addition to the forgiveness of debt, the PBGC also agreed to make certain payments to the Company as a result of any recoveries the PBGC receives on account of its claims against the estate of Uniroyal Plastics Company, Inc. ("UPC") which is currently in liquidation proceedings under Chapter 7 of the U.S. Bankruptcy Code and is an affiliate of the Predecessor Companies, which are the predecessors of the Company's current operating divisions. The Company acquired the businesses of the Predecessor Companies in connection with the consummation of their plan of reorganization (the "Plan") on September 27, 1992. The amount and timing of the recovery of additional amounts, if any, cannot be estimated and are not included in the accompanying financial statements.

         The Company leases certain machinery and equipment under non-cancelable capital leases which extend for varying periods up to 5 years. Other obligations include remaining capitalized lease obligations of $1,402,000 and $1,729,000 as of September 29, 1996 and October 1, 1995,
         respectively (Note 12).

9.       INCOME TAXES

         The effective tax rate differs from the statutory federal income tax rate for the following reasons (in thousands):

                                                                           Fiscal Years Ended
                                                           ---------------------------------------------------------
                                                             September 29,           October 1,         October 2,
                                                                 1996                  1995               1994
                                                           ------------------    ----------------    ---------------
          Income tax calculated at the statutory
            rate applied to income  before income
            tax                                                $   (7,657)          $    (163)         $    1,804

          Increase (decrease) resulting from:
             Exclusion of extraordinary gain
             on the extinguishment of debt                              -                 310                 465

            Amortization of reorganization value
              in excess of amounts allocable to
              identifiable assets                                     145                 145                 204

            State income taxes                                       (593)                  -                   -

            Other                                                     (16)               (171)                209
                                                               ----------          ----------          ----------

          Income tax (benefit) expense                         $   (8,121)         $      121          $    2,682
                                                               ==========          ==========          ==========


         Income tax (benefit) expense consisted of the following components (in thousands):

                                                                          Fiscal Years Ended
                                                          ---------------------------------------------------------
                                                            September 29,         October 1,          October 2,
                                                                 1996                1995                1994
                                                          ------------------    -----------------    --------------
          Current
            Federal                                           $      118          $        -           $        -
            State                                                    533                 242                  164
                                                              ----------          ----------           ----------
              Total                                           $      651          $      242           $      164
                                                              ==========          ==========           ==========

          Net deferred tax
          (benefit) expense
            Federal                                           $   (7,647)         $     (106)          $    2,195
            State                                                 (1,125)                (15)                 323
                                                              ----------          ----------           ----------
              Total                                           $   (8,772)         $     (121)          $    2,518
                                                              ==========          ==========           ==========


          Total
            Federal                                           $   (7,529)         $     (106)          $    2,195
            State                                                   (592)                227                  487
                                                              ----------          ----------           ----------
              Total                                           $   (8,121)         $      121           $    2,682
                                                              ==========          ==========           ==========

         The total income tax expense of $121,000 and $2,682,000 for the fiscal years ended October 1, 1995 and October 1, 1994, respectively, includes an expense in the amount of $310,000 and $465,000, respectively, applicable to the extraordinary item (Note 8).

         The components of the deferred tax assets and liabilities consisted of the following (in thousands):

                                                                               September 29, 1996
                                                            -----------------------------------------------------------
                                                                Assets             Liabilities             Total
                                                            ----------------    ------------------    -----------------
           Current
            Accrued expenses deductible in future
              period                                          $    7,408            $        -          $    7,408
                                                              ==========            ==========          ==========

          Non-Current
            Acquired tax loss carryforward benefits           $    7,872            $        -          $    7,872
            Net operating loss carryforward                        4,906                     -               4,906
            Book basis in excess of tax basis of
              assets                                                 -                  (7,931)             (7,931)
            Long-term accrual of expenses deductible
              in future periods                                    4,510                     -               4,510
            Valuation allowance                                   (7,872)                    -              (7,872)
                                                              ----------            ----------          ----------
                Total                                         $    9,416            $   (7,931)         $    1,485
                                                              ==========            ==========          ==========

                                                                                   October 1, 1995
                                                            -----------------------------------------------------------
                                                                Assets               Liabilities           Total
                                                            ----------------    ------------------    -----------------
          Current
            Accrued expenses deductible in future
              period                                          $    6,541            $        -          $    6,541
                                                              ==========            ==========          ==========

          Non-Current
            Acquired tax loss carryforward benefits
                                                              $    7,872     $               -          $    7,872
            Net operating loss carryforward                        6,395                     -               6,395
            Book basis in excess of tax basis of
              assets                                                 -                 (12,815)            (12,815)
            Valuation allowance                                   (7,872)                    -              (7,872)
                                                              ----------            ----------          ----------
                Total                                         $    6,395            $  (12,815)         $   (6,420)
                                                              ==========            ==========          ==========

         The ultimate realization of the acquired tax loss carryforward benefits is uncertain and subject to interpretation of the tax law as it applies to the Company's bankruptcy reorganization.

         The net operating and acquired tax loss carryforward benefits expire in various years ending in 2010. The acquired tax loss carryforward benefits consist of tax net operating loss carryforwards and pension contribution deductions. The acquired net operating loss carryforwards are subject to an annual limitation arising from the Company's September 27, 1992 bankruptcy reorganization. The annual limitation on utilization of the acquired benefits for tax purposes is approximately $700,000 per year. Utilization of the acquired tax loss carryforward benefits in future periods will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

10.      STOCKHOLDERS' EQUITY

         The Company's certificate of incorporation provides that the authorized capital stock of the Company consists of 35,000,000 shares of common stock and 1,000 shares of preferred stock, each having a par value of $0.01 per share. At September 29, 1996, 13,002,595 shares of common stock had been issued. Approximately 230,000 shares of common stock are reserved for issuance pending resolution of disputed claims in the bankruptcy proceedings (Note 12).

         The holder of the Series B Preferred Stock is entitled to vote as a separate class of shareholders for the purpose of electing one director to the Board of Directors of the Company. A holder of Series B Preferred Stock has no preemptive or preferential rights to purchase or subscribe to any additional shares of capital stock except for the conversion rights described below.

         The Company has the right to redeem all or any portion of the Series B Preferred Stock at any time following 30 days' notice to the holder of such Preferred Stock by (a) paying $150,000 per share for each share of Series B Preferred Stock that the Company, in its sole discretion, elects to redeem; and (b) issuing all common stock dividends then accrued but unpaid on the Preferred Stock to be redeemed. The Company has the right, but no obligation, to redeem, at its option, any or all whole or fractional shares of Preferred Stock. In the event of a liquidation of the Company, the holder of the Preferred Stock will be entitled to receive, following all distributions to creditors of the Company required under Delaware law, a liquidation payment of $150,000 per share plus all accrued but unpaid dividends prior to any distributions to common stockholders.

         The holder of Series B Preferred Stock may require that the Company convert all of its Series B Preferred Stock into common stock (a) during a period commencing on November 1 and ending on the last business day prior to November 30 of each year for so long as the Series B Preferred Stock is outstanding (the "Series B Conversion Period") or (b) during a 30-day period following notice by the Company of its intention to exercise its redemption option with respect to the Series B Preferred Stock (the "Series B Redemption Conversion Period"). Pursuant to the certificate of incorporation, the number of common shares into which each share of Series B Preferred Stock is convertible has been fixed at approximately 38,071 shares for the remaining outstanding shares of Series B Preferred Stock.

         On May 31, 1994, the Company issued 2,476,586 shares of the Company's common stock (the "Private Placement") at a price of $4.25 per share for aggregate proceeds of approximately $10,525,000. The net proceeds after certain expenses totalling approximately $775,000 were approximately $9,750,000 or $3.94 per share. The Company used these net proceeds together with approximately $322,000 of the Company's cash on hand to repurchase all of the outstanding shares (50 shares) of the Company's Series A Preferred Stock and 15 of the 50 outstanding shares of Series B Preferred Stock (aggregate redemption value of $9,750,000) for an aggregate of approximately $10,072,000 representing a price of $4.07 for the Underlying Common Stock. The excess redemption price of $322,000 has been charged to additional paid-in capital. On December 16, 1996, the Company redeemed 15 shares of Series B Preferred Stock.

         The holders of record of shares of common stock are entitled to receive dividends when and as declared by the Board of Directors of the Company, provided that the Company has funds legally available for the payment of dividends and is not otherwise contractually restricted from the payment of dividends. The Company's ability to pay cash dividends on common stock currently is restricted by the indenture in connection with the Senior Secured Notes.

         Since September 1, 1992, the holder of shares of Series A Preferred Stock and Series B Preferred Stock has been entitled to receive an annual dividend equal to 8% of the redemption price for outstanding shares of Series A Preferred Stock and Series B Preferred Stock, as applicable, payable only in shares of common stock which number of shares is based on the average of the last reported bid prices for the 30 calendar days preceding the declaration date. The Company has declared such dividends, on a quarterly basis, since January 1, 1994, and pays such dividends within 30 days after each such declaration. To the extent that outstanding shares of Series A Preferred Stock and Series B Preferred Stock were repurchased in connection with the Private Placement, the PBGC agreed that no dividends of common stock would accrue on such repurchased shares of preferred stock subsequent to March 31, 1994. In connection with such repurchase the Company agreed to issue to the PBGC shares of the Company's common stock in an amount equal to the dividends that would have accrued on the shares repurchased for a period of 30 days subsequent to March 31, 1994.

         During the fiscal years ended September 29, 1996, October 1, 1995, and October 2, 1994, the Company declared stock dividends of $420,000, $420,000 and $2,069,000, respectively, resulting in the issuance of 115,657, 125,588 and 495,403 shares of common stock, respectively, at an average price per common share of $3.63, $3.34 and $4.18, respectively. The $420,000 of dividends declared during the fiscal year ended September 29, 1996 were charged to additional paid-in capital. Of the $420,000 of dividends declared during the fiscal year ended October 1, 1995, $72,000 were charged to retained earnings and the remaining $348,000 was charged to additional paid-in capital. Of the $2,069,000 of dividends declared during the fiscal year ended October 2, 1994, $1,835,000 were charged to retained earnings and the remaining $234,000 were charged to additional paid-in capital.

         The dividend for the period July 1, 1996 through September 29, 1996 as declared on October 1, 1996 was approximately $105,000, which resulted in the issuance in October 1996 of 32,796 shares of common stock based on a share price of $3.20.

         On December 18, 1996, The Board designated a new series of preferred stock of the Company termed Series C Participating Preferred Stock $.01 par value ("Series C Preferred") and reserved 500 shares of Series C Preferred for issuance. At the same time, the Board declared a dividend of a right to acquire 1/100,000 of a share of Series C Preferred to the holder of each share of Common Stock (the "Rights") under the Shareholders Rights Plan adopted on the same date. The Rights will trade with the common stock and be detachable from the common stock and exercisable only in the event of an acquistion of 15% or more of the common stock by one party or a common group or a tender offer to acquire 15% or more of the Common Stock.

         Warrants

         The Company has 800,000 warrants outstanding to purchase an aggregate of 800,000 shares of its Common Stock at a price equal to $4.375 per share subject to adjustments under certain circumstances. All outstanding warrants are exercisable at any time on or prior to June 1, 2003, at which time they will terminate and become void. The warrants are detachable from the Senior Secured Notes and, therefore, were allocated a portion of the proceeds of the sale of the Senior Secured Notes and warrants in the amount of approximately $1,566,000, which was their market value at the time they were issued. This amount was added to additional paid-in capital. As of September 29, 1996 no warrants had been exercised.

         Stock Options

         The Company has reserved 1,363,636 shares of common stock to be issued and sold pursuant to the 1992 Stock Option Plan that was adopted by the Company effective September 27, 1992. Generally, of the options under this plan granted, 60% vested on May 1, 1994 and the remainder vested on November 1, 1995. Vesting provisions for any additional options will be determined by the Board of Directors of the Company at the time of the grant of such options. The stock options are exercisable over a period determined by the Board of Directors or its Option Committee, but not longer than ten years after the date granted.

         During the fiscal year ended September 26, 1993, the Company adopted the 1992 Non-Qualified Stock Option Plan for non-officer directors. This plan provides that directors who are not officers of the Company are entitled to forego up to 100% of their annual retainer in exchange for options to purchase the Company's common stock at an option price of 50% of the market price of the underlying common stock at the date of grant. The options are exercisable for a period of 10 years starting with the date of the grant of each option. The plan provides for the granting of stock options to purchase up to 150,000 shares of common stock.

         During the fiscal year ended October 2, 1994, the Company adopted the 1994 Stock Option Plan available for certain key employees of the Company. The Company has reserved 800,000 shares of common stock to be issued under this plan, provided that the aggregate number of options that may be granted under the 1994 Stock Option Plan and all other stock option plans of the Company for employees may not at any time exceed in the aggregate 15% of the then currently authorized common stock outstanding, on a fully diluted basis. Stock options granted under this plan are exercisable until not later than January 1, 2004.

         During the fiscal year ended September 29, 1996, the Company adopted the 1995 Non-Qualified Stock Option Plan available for directors. Each director is granted an option to purchase 10,000 shares of the Company's common stock in the case of the initial grant and 5,000 shares for any subsequent grant. The initial grant occurred upon the adoption of this plan. Options granted under this plan have a term of three years and may be exercised nine months after the date of the grant. This plan terminates on February 14, 2006.

         Transactions in stock options under these plans are summarized as follows (in thousands):

                                                                           Fiscal Years Ended
                                                       -------------------------------------------------------------
                                                        September 29,           October 1,             October 2,
                                                             1996                  1995                   1994
                                                       ----------------     -----------------      -----------------
          Options outstanding at beginning
            of year                                           1,734                  1,409                    788
          Options granted                                        96                    421                    641
          Options exercised                                       7                      3                      2
          Options canceled                                       29                     93                     18
                                                        -----------             ----------             ----------
          Options outstanding at end of year                  1,794                  1,734                  1,409
                                                        ===========             ==========             ==========
          Options exercisable at end of year                  1,778                    840                    851
                                                        ===========             ==========             ==========

          Option prices per share:
            Granted                                        $3.375               $1.69-$4.25            $1.75-$4.13
            Exercised                                    $2.75-$3.44                $2.75              $2.75-$3.44
            Canceled                                     $2.75-$4.13            $2.75-$4.13            $2.75-$4.13

         Approximately 570,000 options are available for grant under the Company's stock option plans as of September 29, 1996.

         In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans, including stock option and stock purchase plans. It encourages entities to adopt that method in place of the provisions of Accounting Practice Bulletin No. 25, Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995 and will become effective for the Company beginning in Fiscal 1997. The adoption of SFAS No. 123 is not expected to have a significant effect on the Company's results of operations, cash flows or financial condition.

         Employee Stock Ownership Plan

         The Company has established the Uniroyal Technology Corporation Employee Stock Ownership Plan (the "ESOP") effective September 27, 1992. The ESOP is a stock bonus plan intended to encourage eligible employees to save for their retirement and to increase their proprietary interest in the Company by accumulating the Company's common stock. Eligible employees generally are all employees employed by the Company on or after January 1, 1993, excluding executive officers of the Company.

         The Company made an initial contribution to the ESOP of 425,000 shares of common stock. Future contributions by the Company are discretionary. The initial contribution has been allocated to eligible employees of the Company ratably based upon the respective compensation levels of the eligible employees. Shares allocated to each participant account under the ESOP become vested upon the participant's completion of three years of cumulative service with the Company. The Company did not make any contributions to the ESOP during the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994. The Company did not have any ESOP expense during the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994.

11.      EMPLOYEE COMPENSATION

         Retirement Plan

         All salaried and non-union hourly employees and certain union employees of the Predecessor Companies were covered by a retirement plan prior to September 27, 1992. The PBGC approved the termination of the retirement plan effective February 20, 1992. During the fiscal year ended October 2, 1994, the Company received approximately $6,761,000, net of certain expenses, from the Uniroyal Plastics Acquisition Corp. ("UPAC") estate related to a claim filed by the Company with the Bankruptcy Court against the UPAC estate. The claim was filed to recover amounts paid by the Company to the PBGC on behalf of UPAC. UPAC was an affiliate of the Predecessor Companies. Such amount is shown as a recovery of pension expense in the accompanying financial statements.

         Post-retirement Health Care and Life Insurance Benefits

         Certain retired employees are currently provided with specified health care and life insurance benefits. Generally, the plan provides for reimbursement of approved medical and prescription drug costs not fully covered by Medicare. The plan also provides for certain deductibles and co-payments. The life insurance benefits provide for amounts based upon the retirees' compensation at the time of their retirement. Eligibility requirements for such benefits vary by division, but generally provide that benefits are available to employees who retire after a certain age with specified years of service or a combined total of age and years of service. The Company has the right to modify or terminate certain of these benefits. The Company's policy is to pay the actual expenses incurred by the retirees; the Company does not intend to fund any amounts in excess of those obligations. The Company is also obligated to provide benefits to certain salaried retirees of UPC or Uniroyal, Inc. ("Uniroyal") (not affiliated with the Company) who are class members under a federal district court order. In the Company Settlement (Note 13), the Company and the Uniroyal Parties (Note 13), agreed to share on a 35%-65% basis, respectively, the costs of providing medical, prescription drug and life insurance benefits to these retirees. The Company is further obligated to make payments to an administrative corporation established to provide benefits to certain retirees of the Predecessor Companies and UPC.

         The Company adopted SFAS No. 106 as of September 27, 1992, which requires that the cost of the foregoing benefits be recognized in the Company's financial statements over an employee's service period with the Company. The Company determined that the accumulated post-retirement benefit obligation ("Transition Obligation") of these plans upon adoption of SFAS No. 106 was $28,085,000. The Company elected to defer the recognition of the Transition Obligation and amortize it over the greater of the average remaining service period or life expectancy period of the participants, which is expected to be approximately 16 years. In connection with the Ensolite Sale (Note 3), the Company recognized approximately $4,500,000 of the Transition Obligation relating to this employee group as reduction to the gain on the sale.

         The following table summarizes the accumulated post-retirement and benefit obligation included in the Company's balance sheets (in thousands):

                                                                           September 29,            October 1, 1995
                                                                               1996
                                                                         ------------------         ----------------
          Accumulated post-retirement benefit obligation:
            Retirees                                                       $     25,919               $     26,731
            Fully eligible active plan participants                               4,836                      4,554
            Other active plan participants                                        2,904                      4,302
            Plan assets at fair value                                                 -                          -
            Unrecognized prior service cost                                        (290)                      (322)
            Unamortized transition obligation                                   (16,613)                   (22,819)
            Unrecognized net loss                                                (6,279)                    (8,123)
                                                                           ------------               ------------
            Accrued post-retirement benefit obligation                     $     10,477               $      4,323
                                                                           ============               ============

         Not reflected in the above table is approximately $3,600,000 of the Transition Obligation the Company recognized as of September 29, 1996 in connection with its decision to exit the Port Clinton, Ohio automotive operation (Note 15).

         The net periodic post-retirement benefit cost contains the following components (in thousands):

                                                                             Fiscal Years Ended
                                                           -------------------------------------------------------
                                                             September 29,        October 1,          October 2,
                                                                1996                1995                1994
                                                           ----------------     --------------    ----------------
          Service cost                                     $      205            $      196           $     196
          Interest cost on projected benefit                    2,366                 2,202               2,202
            obligation
          Amortization of unrecognized transition
            obligation                                          1,651                 1,755               1,755
          Amortization of net loss                                362                   140                 140
                                                           ----------            ----------           ---------
          Net periodic post-retirement benefit cost        $    4,584            $    4,293           $   4,293
                                                           ==========            ==========           =========

         All post-retirement benefits are based on actual costs incurred except for a certain group of retirees which is covered under an agreement providing payments based on the number of beneficiaries. For measurement purposes, an approximately 7.6% annual rate of increase in the cost of covered health care benefits was assumed for years one through four, approximately 6.5% for years five through seven, and approximately 5.5% thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the health care trend rate by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of September 29, 1996 by $3,265,000 and the net periodic post-retirement benefit cost by $283,000.

         The weighted average discount rate used in determining the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost was 7.75% for the fiscal year ended September 29, 1996 and 7.00% for the fiscal years ended October 1, 1995 and October 2, 1994.

         Other Benefit Plans

         The Royalite, UEP and UAS divisions provide additional retirement benefits to substantially all of their employees and the Polycast division provides such benefits to certain of its employees through two defined contribution savings plans. The plans provide for employee contributions and employer contributions to employee savings. Employer contributions are generally either 2% of salaried and certain non-union hourly participants' gross earnings or rates per hour ranging generally from $.05 to $.51 based on years of service. The expenses pertaining to these plans amounted to approximately $699,000, $670,000 and $608,000, for the fiscal years ended in 1996, 1995 and 1994, respectively.

         In addition, the Company provides a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan covers all eligible salaried and non-union wage employees of the Company. The savings plan allows all eligible employees to defer up to 15% of their income on a pretax basis through contributions to the savings plan. For every dollar an employee contributes the Company may contribute an amount equal to 25% of each participant's before-tax obligation up to 6% of the participant's compensation. Such employer contribution may be made in cash or in Company common stock. The expenses pertaining to this savings plan were approximately $228,000 and $174,000 for the fiscal years ended 1996 and 1995. No expenses were incurred by the Company for the fiscal year ended 1994. During Fiscal 1996 the Company contributed 60,648 shares of its common stock with a market value of approximately $212,000 to the savings plan. The Company did not make any such contributions during the fiscal years ended in 1995 and 1994.

12.      COMMITMENTS AND CONTINGENCIES

         Bankruptcy Proceedings

         Notwithstanding the confirmation and effectiveness of the Plan, the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") continues to have jurisdiction to, among other things, resolve disputed prepetition claims and to resolve other matters that may arise in connection with or relate to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. During Fiscal 1996, pursuant to the Predecessor Companies' Plan, the Company distributed 1,061,998 shares of common stock reserved for the satisfaction of disputed claims; a total of 9,768,683 such shares have been issued to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The Company retained 50,843 shares of common stock which are included in treasury stock. The remaining shares are being held pending resolution of certain retiree medical claims.

         Litigation

         Uniroyal Retiree Benefits, Inc. ("URBI"), an organization that is unaffiliated with the Company, administers a medical, prescription drug and life insurance program for certain retired employees of the Predecessor Companies and certain affiliates of the Predecessor
         Companies. This program is partially funded by the Company in accordance with terms of an agreement entered into by and between the predecessors of URBI and the Company in connection with the Predecessor Companies' Plan. The Company has had disputes with URBI concerning the eligibility of certain participants in URBI's medical plan and the level of payments due. URBI had filed a complaint with the Bankruptcy Court claiming the Company had breached its agreement relating to funding URBl's operations. The Company filed counterclaims against URBI claiming breach of contract, fraud, negligent misrepresentation, unjust enrichment, declaratory judgment and clarification or reformation of contract. The Bankruptcy Court ruled in favor of URBI with respect to certain matters and in favor of the Company with respect to other matters. The effect to the Company was a net judgment against the Company of approximately $211,000. URBI filed an additional complaint with the Bankruptcy Court concerning payments due in Fiscal 1996. The Bankruptcy Court then ordered the Company to increase its monthly payments to URBI to approximately $160,000 through September 1996 and later ordered the Company to continue payments at that level through January 1997. The Company filed an appeal of Bankruptcy Court's December 20, 1995 ruling with the United States District Court for the Northern District of Indiana, South Bend Division which is still pending. The Company has agreed in principle with URBI to settle the foregoing litigation on a level of funding to reflect URBI's current program needs.

         Approximately 130 hourly employees at the Company's acrylic sheet manufacturing facility in Stamford, Connecticut are represented by Teamsters Local 191, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "Teamsters"). The Teamsters declared a strike on July 11, 1994 and called off the strike December 10, 1994. The Company and Teamsters settled their dispute in June 1996. The Company agreed to settle the claim of the striking employees for back pay following the receipt of release of claims from such employees. The Company settled its obligation to the employees in August 1996 with a payment of approximately $808,000, inclusive of employment taxes of $58,000.

         The Company is also engaged in litigation arising in the ordinary course of business. Management believes the ultimate outcome of such litigation will not have a material adverse effect upon the Company's results of operations, cash flows or financial position.

         Environmental Factors

         The Company is subject to a wide range of federal, state and local laws and regulations designed to protect the environment and worker health and safety. The Company's management emphasizes compliance with these laws and regulations. The Company has instituted programs to provide guidance and training and to audit compliance with environmental laws and regulations at Company owned or leased facilities. The Company's policy is to accrue environmental and cleanup-related costs of a non-capital nature when it is probable both that a liability has been incurred and that the amount can be reasonably estimated.

         The Company may become subject to claims relating to certain environmental matters. The operations of the Predecessor Companies and certain of their affiliates produced waste materials that, prior to 1980, were disposed of at some 36 known unregulated sites throughout the United States. After 1980, waste disposal was limited to sites permitted under federal and state environmental laws and regulations. If any of the disposal sites (unregulated or regulated) are found to be releasing hazardous substances into the environment, under current federal and state environmental laws, the companies that sent hazardous waste materials to such sites could be subject to liability for cleanup and containment costs.

         Prior to the effective date of the Predecessor Companies' Plan several sites were identified where there were potential liabilities for the cost of environmental cleanup. In most instances, this potential liability resulted from the alleged arrangement for the off-site disposal of hazardous substances by Uniroyal, Inc.

         Pursuant to a settlement agreement with the United States Environmental Protection Agency ("EPA"), the United States Department of the Interior and the States of Wisconsin and Indiana (the "EPA Settlement Agreement"), entered into in connection with the Plan, the Predecessor Companies compromised and settled (in exchange for common stock of the Company) substantially all of the prepetition liabilities of the Predecessor Companies and the Company relating to disposal activities under Sections 106 and 107 of the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), Section 3008 of the Resource Conservation and Recovery Act ("RCRA") and similar state laws for cleanup of the remaining unsettled 20 designated sites not owned by any of the Predecessor Companies (the "Known Sites") and for natural resource damages at 15 of the 20 Known Sites. Pursuant to the EPA Settlement Agreement, the Predecessor Companies and the Company received from the United States and the States of Indiana and Wisconsin a covenant not to sue for response costs and, with the exception of five Known Sites, natural resource damages at each of the Known Sites. In addition, pursuant to Section 113(f)(2) of CERCLA, and as provided under the EPA Settlement Agreement, the Predecessor Companies and the Company will be protected against contribution claims filed by private parties for any Known Site for matters covered by the EPA Settlement Agreement. The EPA Settlement Agreement established a mechanism for the Company to resolve its liability for any other sites, except those owned by the Company (the "Additional Sites"), arising from prepetition disposal activity. The Company also agreed to share with such governmental parties the proceeds of claims relating to the Known Sites made against certain insurers of the Predecessor Companies and their affiliates.

         In the event that the United States, or the State of Wisconsin or the State of Indiana asserts a claim against any of the Predecessor Companies or the Company for response costs associated with prepetition disposal activities at any Additional Site, the governmental party will be entitled to pursue its claim in the ordinary course, and the Company and the Predecessor Companies will be entitled to assert all of their defenses. However, if and when the Company or any of the Predecessor Companies is held liable, and if the liability is determined to arise from prepetition disposal activities, the Company or such Predecessor Company may pay the claims in discounted "plan dollars" (the value of the consideration that the party asserting such claim would have received if the liability were treated as a general unsecured claim under the Plan). Such payment may be made in cash or securities, or a combination thereof, at the Company's or such Predecessor Company's option. The Company is not aware of any material claims related to Additional Sites.

         Claims arising from real property owned by the Company are not affected by the EPA Settlement Agreement. In connection with the acquisition of a manufacturing facility in South Bend, Indiana, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven-year period. The Company has placed $1,000,000 in an escrow account to be used for such clean-up in accordance with the terms of the purchase agreement.

         The Company has established a reserve for cleanup costs, including environmental remediation costs, related to the Ensolite Sale and the Company's planned exit from its Mishawaka, Indiana leased manufacturing facility. The Company estimates the cost for all such cleanup costs to be approximately $610,000; however, the ultimate cost will depend on the extent of contamination found as the project progresses. The Company expects the clean-up to be substantially completed within one year.

         Based on information available as of September 29, 1996, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

         Leases

         The Company is a party to non-cancelable lease agreements involving equipment. The leases extend for varying periods up to 5 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Generally these leases have options to purchase at varying dates.

         The Company's property held under capitalized leases, included in property, plant and equipment (Note 5) consists of the following (in thousands):

                                                                        September 29,             October 1,
                                                                            1996                     1995
                                                                      ----------------          --------------
          Machinery, equipment and office furnishing                  $       1,445               $     1,199
          Construction in progress                                              969                       969
          Less accumulated amortization                                        (308)                     (146)
                                                                      -------------               -----------
                                                                      $       2,106               $     2,022
                                                                      =============               ===========

         The   approximate   minimum  future  lease   obligations  on  long-term
         non-cancelable capital lease obligations included in long-term debt (Note 8) during subsequent fiscal years ending in September are as follows (in thousands):

                                Fiscal Year
                                  1997                                $         761
                                  1998                                          500
                                  1999                                          182
                                  2000                                          125
                                  2001                                           14
                                                                      -------------
                                                                              1,582
                                Less imputed interest                           180
                                                                      -------------
                                Total                                 $       1,402
                                                                      =============

         Interest is imputed using the rate that would equate the present value of the minimum lease payments to the fair value of the leased equipment.

         The Company leases equipment, vehicles and warehouse and office space under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. The approximate future minimum rentals under non-cancelable operating leases during subsequent fiscal years ending in September are as follows (in thousands):

                                Fiscal Year
                                  1997                                $       1,021
                                  1998                                          650
                                  1999                                          505
                                  2000                                          497
                                  2001                                           47
                                                                      -------------
                                Total                                 $       2,720
                                                                      =============

         Rent expense was  approximately  $1,592,000,  $1,643,000 and $2,056,000 for the years ended September 29, 1996, October 1, 1995 and October 2, 1994, respectively.

         Officers' Compensation

         On August 1, 1995 the Company implemented a Deferred Compensation Plan providing certain key employees the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer a portion of their base compensation and bonuses earned each year. Amounts deferred will earn interest at 12% per annum. The program is not qualified under Section 401 of the Internal Revenue Code. At September 29, 1996 and October 1, 1995 participant deferrals which are included in accrued liabilities were $173,000 and $17,000, respectively. The expense during the fiscal year ended September 29, 1996 and October 1, 1995 was $156,000 and $17,000, respectively.

         Also during the fiscal year ended October 1, 1995, split dollar life insurance contracts were purchased on the lives of the five executive officers. Insurance premiums of $186,000 were paid during each of the fiscal years ended September 29, 1996 and October 1, 1995. As of September 29, 1996 and October 1, 1995, $356,000 and $178,000,
         respectively, had been capitalized to reflect the cash surrender value of these contracts net of loan balances.

         As of September 29, 1996, the Company had employment contracts with four officers of the Company, providing for total annual payments of approximately $1,339,000 plus bonuses through September 1997.

13.      RECOVERY FROM INSURANCE SETTLEMENT

         As a result of the EPA Settlement Agreement (Note 12), the Company filed claims to recover amounts payable under various insurance policies issued in the name of Uniroyal. To consolidate the processing of claims of the Company and Uniroyal and to establish their respective entitlement to proceeds, if any, of the claims submitted, on May 6, 1993, the Company entered into a settlement agreement (the "Company Settlement") with Uniroyal, CDU Holding Liquidating Trust ("CDU") and Uniroyal Holding, Inc. ("UHI") (collectively the "Uniroyal Parties") pursuant to which the Company and the Uniroyal Parties resolved certain existing and potential disputes arising from the acquisition by UPAC of UPC from Uniroyal. Uniroyal was dissolved in December 1986 and CDU and UHI were affiliates of Uniroyal. In connection with the resolution of the matters covered by the Company Settlement, the Uniroyal Parties paid $2,250,000 in cash to the Company upon execution of the Company Settlement. In exchange, the Company agreed to certain matters involving the prosecution and settlement of claims under insurance policies of the Uniroyal Parties that covered environmental liabilities at certain of the Known Sites (the "Class A Sites").

         The Company Settlement also provides that the Company will indemnify and hold harmless the Uniroyal Parties with respect to: (a) environmental liabilities associated with sites that were owned or operated by the Company or the Predecessor Companies on or prior to the date of the Company Settlement; and (b) future environmental expenditures by the Uniroyal Parties with respect to the businesses of UPC net of recoveries from third parties (including insurance), but only with respect to the portion of such expenditures, if any, that exceeds $30,000,000 and is less than $45,000,000.

         During the fiscal years ended October 1, 1995 and October 2, 1994, the Company reached agreements with several insurance companies to recover amounts with respect to environmental claims. As a result of these agreements, the Company recorded as income approximately $1,176,000 net of certain professional fees and other expenses in the fiscal year ended October 2, 1994 and approximately $70,000 in the fiscal year ended October 1, 1995.

14.      RELATED PARTY TRANSACTIONS

         In connection with the Ensolite Sale, the Company utilized the services of an investment banking firm that employs a relative of one of the Company's executive officers. This firm also provides certain other services to the Company on a periodic basis. The Company incurred expenses related to services provided by this firm of approximately $258,000 during the fiscal year ended September 29, 1996.

15.      SUBSEQUENT EVENT

         On December 11, 1996 the Company determined to exit the Port Clinton, Ohio automotive operation of the Coated Fabrics Segment. The automotive operation incurred operating losses of approximately $7,640,000 (before consideration of the estimated loss reserves totalling $12,500,000), $5,540,000 and $3,696,000 during the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994, respectively. In accordance with SFAS No. 121 the Company established reserves totalling approximately $12,500,000 during the fiscal year ended September 29, 1996. The carrying value of the long-lived assets to be disposed of was $11,504,000 as of September 29, 1996.

16.      SEGMENT INFORMATION

         Identifiable assets by segment are those assets that are used solely in the Company's operations in each segment. The Company did not derive 10% or more of its sales from any single customer during the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994 .

         Segment data for the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994 are as follows (in millions):

                                                                           Fiscal Years Ended
                                                        ------------------------------------------------------------
                                                         September 29,          October 1,              October 2,
                                                              1996                 1995                    1994
                                                        -----------------      ---------------        --------------
          Net sales:
            High performance plastics                       $      115.1       $      112.2           $      105.5
            Coated fabrics                                          58.7               56.1                   49.2
            Specialty adhesives                                     35.5               46.7                   42.8
                                                            ------------       ------------           ------------
              Total                                         $      209.3       $      215.0           $      197.5
                                                            ============       ============           ============

          Operating (loss) income:
            High performance plastics                       $        7.0       $       13.0           $        9.2
            Coated fabrics                                         (19.0)              (4.9)                  (4.8)
            Specialty adhesives                                      0.1                2.1                    4.1
            Unallocated                                             (0.8)              (0.7)                   6.9
                                                            ------------       ------------           ------------
              Total                                         $      (12.7)      $        9.5           $       15.4
                                                            ============       ============           ============

          Identifiable assets:
            High performance plastics                       $       81.7       $       80.1           $       74.0
            Coated fabrics                                          45.9               51.0                   51.3
            Specialty adhesives                                      9.3               24.9                   24.9
            Corporate                                               33.9               24.5                   29.1
                                                            ------------       ------------           ------------
              Total                                         $      170.8       $      180.5           $      179.3
                                                            ============       ============           ============

          Depreciation and amortization:
            High performance plastics                       $        4.4       $        4.0           $        3.5
            Coated fabrics                                           3.7                3.6                    3.1
            Specialty adhesives                                      1.6                1.9                    1.8
            Unallocated                                              0.9                0.8                    1.0
                                                            ------------       ------------           ------------
              Total                                         $       10.6       $       10.3           $        9.4
                                                            ============       ============           ============

          Capital expenditures:
            High performance plastics                       $        3.9       $        4.5           $        4.1
            Coated fabrics                                           2.4                1.3                    1.1
            Specialty adhesives                                      1.8                0.8                    1.1
            Corporate                                                2.0                2.2                    0.4
                                                            ------------       ------------           ------------
              Total                                         $       10.1       $        8.8           $        6.7
                                                            ============       ============           ============


         The amount shown as unallocated operating (loss) income for the fiscal year ended October 2, 1994 includes (i) amortization of reorganization value in excess of amounts allocable to identifiable assets of $1,003,000; (ii) recovery from insurance settlement of $1,176,000; and
         (iii) recovery of pension expense of $6,761,000.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Uniroyal Technology Corporation
Sarasota, Florida

We have audited the balance sheets of Uniroyal Technology Corporation (the "Company") as of September 29, 1996 and October 1, 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 29, 1996 and have issued our report thereon dated December 20, 1996 (included in this Form 10-K). Our audits also included the accompanying financial statement schedule listed in
Item 14 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Tampa, Florida
December 20, 1996

                                                                           SCHEDULE VIII


                                                                   UNIROYAL TECHNOLOGY CORPORATION
                                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                                            (in thousands)




                                          COLUMN A          COLUMN B          COLUMN C        COLUMN D       COLUMN E

                                                                                ADDITIONS
                                         BALANCE AT        CHARGED (CREDITED)    CHARGED
                                       BEGINNING OF         TO COSTS AND        TO OTHER                        BALANCE AT
                                           PERIOD             EXPENSES            ACCTS.        DEDUCTION      END OF PERIOD
              DESCRIPTION
                                                                 (a)               (b)
  Year ended September 29, 1996                $ 437           $   (6)           $  27           $ (89)           $ 369
    Estimated reserve for
    doubtful accounts

  Year ended October 1, 1995                   $ 629           $ (217)           $ 114           $ (89)           $ 437
    Estimated reserve for
    doubtful accounts

(a)       Amount represents recovery of amounts previously written-off.
(b)       Amount includes write-off of uncollectible accounts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UNIROYAL TECHNOLOGY CORPORATION


Date:  December 20, 1996                        By:  /s/ Howard R.Curd
                                                     ---------------------
                                                     Howard R. Curd, Chief
                                                      Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Howard  R. Curd                                  /s/ Curtis L.Mack
----------------------                               ------------------------
Howard R. Curd, Chairman of                          Curtis L. Mack, Director
 the Board and Chief Executive Officer               Date:  December 20, 1996
Date:  December 20, 1996


/s/ Robert  L. Soran                                 /s/ Roland H. Meyer
--------------------------                           ------------------------
Robert L. Soran, Director, President                 Roland H. Meyer, Director
  and Chief Operating Officer                        Date:  December 20, 1996
Date:  December 20, 1996


/s/  George J. Zulanas Jr.                           /s/ John A. Porter
--------------------------                           ------------------------
George J. Zulanas Jr.Executive Vice                  John A. Porter, Director
  President and Chief Financial Officer              Date:  December 20, 1996
Date:  December 20, 1996


/s/ Peter C. B. Bynoe                                /s/ Thomas J. Russell
--------------------------                           ------------------------
Peter C. B. Bynoe, Director                          Thomas J. Russell, Director
Date:  December 20, 1996                             Date:  December 20, 1996


/s/ Richard D.Kimbel
--------------------------
Richard D. Kimbel, Director
Date:  December 20, 1996

                                POWER OF ATTORNEY

Each person whose  signature to this report appears below hereby appoints Howard
R. Curd, Robert L. Soran and Oliver J. Janney, and each individually, any one of whom may act without the joinder of the others, as his agent and attorney-in-fact to sign on his behalf individually and in the capacity stated below and to file all amendments to this report, which amendments make such changes and additions to this report as such agent and attorney-in-fact may deem necessary and appropriate.






/s/ Howard  R. Curd                                  /s/ Peter C. B. Bynoe
----------------------                               ------------------------
Howard R. Curd, Chairman of                          Peter C. B. Bynoe, Director
 the Board and Chief Executive Officer               Date:  December 20, 1996
Date:  December 20, 1996


/s/ Robert  L. Soran                                 /s/ Richard D. Kimbel
--------------------------                           ------------------------
Robert L. Soran, Director, President                 Richard D.Kimbel, Director
  and Chief Operating Officer                        Date:  December 20, 1996
Date:  December 20, 1996

                                                     /s/ Curtis L. Mack
                                                     --------------------------
                                                     Curtis L. Mack, Director
                                                     Date:  December 20, 1996


                                                     /s/ Roland H. Meyer
                                                     --------------------------
                                                     Roland H. Meyer, Director
                                                     Date:  December 20, 1996


                                                     /s/ John A. Porter
                                                     --------------------------
                                                     John A. Porter, Director
                                                     Date:  December 20, 1996


                                                     /s/ Thomas J. Russell
                                                     -------------------------
                                                     Thomas J. Russell, Director
                                                     Date:  December 20, 1996