Form 10-K/A
period 1996-09-29
UNIROYAL TECHNOLOGY CORP
filed 1997-01-22
CIK 890096

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-K/A
(Mark One)
[  X  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

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

                             (941) 361-2100
             (Registrant's telephone number, including area code)

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

                  Redemption of Series B Preferred Stock

                  On December 16, 1996, the Company redeemed 15 shares of the Company's Series B Preferred Stock held by the Pension Benefit Guaranty Corporation ("PBGC") for an aggregate redemption price of approximately $2.3 million. On January 3, 1997 the Company issued a notice that it would redeem the remaining 20 shares of Series B Preferred Stock held by the PBGC on February 3, 1997. See "Note 10 to Financial Statements" for further description of redemption terms.

                   Shareholder Rights Plan

                  On December 18, 1996, the Company's Board of Directors (the "Board") declared a dividend distribution of one preferred shared purchase right (a "Right") for each share of the Company's Common Stock, par value $.01 per share ("Common Stock"), outstanding as of December 30, 1996. Each Right entitles the holder to purchase from the Company 1/100,000 of a share of participating preferred stock of the Company for $17.00, subject to adjustment. Initially, the Rights are attached to the Common Stock and are not represented by separate certificates or exercisable until the earlier to occur of (i) ten days after the public announcement (the date of such first public announcement being the "Stock Acquisition Date") that a person or group has acquired 15% or more of the Common Stock (other than the existing 15% owners who do not increase their ownership), or (ii) ten business days (or such later date as may be determined by the Board) after the commencement of a tender or exchange offer that would result in an Acquiring Person owning 15% or more of the Common Stock, the earlier of such dates being the "Distribution Date". If after the Distribution Date a person shall become an Acquiring Person (other than pursuant to certain offers approved by the Board) each holder of a Right (other than the Acquiring Person and, in certain circumstances, his transferees) will have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the purchase price of the Right. In addition, if after a Stock Acquisition Date the Company enters into certain business combinations, or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive, upon exercise, Common Stock of the acquiring company having a value equal to two times the purchase price of the Right. The Board may, subject to certain limitations, amend the Rights and may redeem all but not less than all of the Rights for $0.001 per Right. The Rights have certain anti-take-over-effects. The Rights will expire on December 18, 2006 unless earlier redeemed.

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

         Raw Materials

                  The Division's adhesives and sealants use a variety of raw materials such as rubber, resins and solvents, which are generally available from multiple sources. The Division's principal suppliers of such raw materials and containers include E.I. duPont de Nemours & Co., Unocal Chemicals, a division of Unocal Corp., and Cleveland Steel Container Corp. The Company believes that adequate supplies of raw materials for its adhesives and sealants will be available to the Division from alternate suppliers. However, if the Division is required to use alternate suppliers, production could be affected while the raw materials produced by such alternate suppliers are qualified by the Division to meet the product specifications of its customers.

         Employees

                  The Company has approximately 1,220 employees, including approximately 787 hourly wage employees and 433 salaried employees. The Company believes that at the present time its workforce is adequate to conduct its business and that its relations with employees are generally satisfactory.

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

         Working Capital Items

                  Many of the markets in which the Company competes, including the aerospace acrylic sheet market and the coated fabric and laminated composite markets for the automobile manufacturing industry, are characterized by long lead times for new products requiring significant working capital investment by the Company and extensive testing, qualification and approval by the Company's customers and end users of its products. The Company faces a significant risk that customers and end users in such markets may not select the Company's new products after it has incurred significant costs for, among other things, research and development, manufacturing equipment, training and facility-related overhead expenses to develop such products.

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

         All of the owned properties are subject to the liens of mortgages securing the Company's 11.75% Senior Secured Notes Due 2003. (See "Note
         8 to Financial Statements".)

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

(5)      See "Note 2 to Financial Statements".


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

                  The Coated Fabrics Segment's net sales increased in Fiscal 1995 approximately 14 percent (14%) to approximately $56.1 million from approximately $49.2 million in Fiscal 1994, as a result of increased sales prices for both Naugahyde(R) vinyl coated fabric products generally and products sold to the automotive industry. This increase was offset by decreased unit volume of Naugahyde(R) products generally. Overall, the segment's unit volume in Fiscal 1995 increased six percent (6%) compared to Fiscal 1994. Unit volume increased in products sold to the automotive industry as a result of sales of laminated composite products produced using new technology introduced at the Company's Port Clinton, Ohio facility pursuant to the technical collaberation agreement with a Japanese manufacturer. See "Item 1. Business -
         Business Segment - Coated Fabrics - General" For example, Honda commenced making purchase of such laminated composites from the Company in 1995.

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

Item 9.  Changes in and Disagreements wit Accountants on Accounting and
           Financial Disclosure

                  None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Company

====================================================================================================================
NAME                           AGE                    POSITION                           DIRECTOR SINCE
====================================================================================================================
Peter C.B. Bynoe                45                    Director                                1992
--------------------------------------------------------------------------------------------------------------------
Howard R. Curd                  57          Chairman of the Board, Chief                      1992
                                           Executive Officer and Director
--------------------------------------------------------------------------------------------------------------------
Richard D. Kimbel               52                    Director                                1992
--------------------------------------------------------------------------------------------------------------------
Curtis L. Mack                  54                    Director                                1992
--------------------------------------------------------------------------------------------------------------------
Roland H. Meyer                 69                    Director                                1992
--------------------------------------------------------------------------------------------------------------------
John A. Porter                  53                    Director                                1994
--------------------------------------------------------------------------------------------------------------------
Thomas J. Russell               65                    Director                                1994
--------------------------------------------------------------------------------------------------------------------
Robert L. Soran                 53       President, Chief Operating Officer                   1993
                                                    and Director
--------------------------------------------------------------------------------------------------------------------
William J. Morgan (1)           42              Nominee for Director                            -
--------------------------------------------------------------------------------------------------------------------

(1) While Mr. Morgan has been nominated by the holder of the Series B Preferred Stock, in view of the fact that the Series B Preferred Stock is expected to be redeemed on or about February 3, 1997, Mr. Morgan will not be included on the slate of nominees for election as a director.

         Peter C.B. Bynoe is Chairman of the Audit Committee and a member of the Executive Committee of the Board of Directors. Since 1982, Mr. Bynoe has been the Chairman and Chief Executive Officer of Telemat Ltd., a project management and financial services consulting firm he founded. He is also a partner in the Chicago law firm of Rudnick & Wolfe. Mr. Bynoe also formerly served as the Executive Director of the Illinois Sports Facilities Authority, a joint venture of the City of Chicago and the State of Illinois created to build a new Comiskey Park for the Chicago White Sox. Mr. Bynoe is also a director of JG Industries, a retailing holding company. Mr. Bynoe was formerly the co-owner and Managing General Partner of the National Basketball Association's Denver Nuggets. Mr. Bynoe is also an Overseer of Harvard University.

         Howard R. Curd was appointed Chief Executive Officer of the Company as of September 21, 1992. Mr. Curd is also a member of the Executive Committee of the Board of Directors. Mr. Curd was Chief Executive Officer, President (from September 1991), Chairman of the Board and a director of The Jesup Group, Inc., the parent of the Predecessor Companies ("Jesup"), from 1981 until March 1993.

         Richard D. Kimbel is a member of the Audit, Compensation, Trust Funds and Executive Committees of the Board of Directors. Mr. Kimbel had been employed as an engineer by certain of the Predecessor Companies and the Company from 1962 until June 1994, when he became Manager of Human Resources for the Ensolite and Uniroyal Adhesives and Sealants divisions of the Company. From 1983 to 1986 and from 1989 to June 1994, Mr. Kimbel was President of the United Rubber Workers, Local 65. Mr. Kimbel also served as an executive board officer of the United Rubber Workers International from 1984 to 1987.

         Curtis L. Mack is Chairman of the Trust Funds Committee and a member of the Executive Committee of the Board of Directors. Mr. Mack is an attorney specializing in labor law. Mr. Mack is currently a partner in Mack, Williams, Hygood & McLean, a law firm based in Atlanta, Georgia. Mr. Mack was formerly a partner in Mack & Bernstein, a law firm based in Atlanta, Georgia, from 1983 to 1994.

         Roland H. Meyer is Chairman of the Compensation Committee and the Option Committee and a member of the Executive Committee of the Board of Directors. Mr. Meyer was elected Vice Chairman of American National Can Company, a leading manufacturer of metal, glass and plastic packaging products, in 1987. He was elected Chief Operating Officer of American National Can in 1988 and President in 1989. Mr. Meyer served as President and Chief Operating Officer of American National Can until his retirement in June 1992. Mr. Meyer is currently a director of American National Can, a position he has held since 1985, and is a member of American National Can's Executive Committee. Mr. Meyer also served for various periods as a director of certain subsidiaries of American National Can. Mr. Meyer has also served as a director and Vice Chairman of First Commercial Bank of Tampa since 1989.

         John A. Porter is a member of the Audit and Executive Committees of the Board of Directors. Mr. Porter is Vice Chairman of the Board of Directors of LDDS Worldcom, Inc., a major long distance telephone carrier. He was Chairman of the Board of Directors of LDDS Communications, Inc. ("LDDS") from 1988 until its merger with Metromedia Communications in 1993. He served as President and Chief Executive Officer of Telephone Management Corporation from 1987 until it was acquired by LDDS in August 1988. Mr. Porter also serves as Chairman of the Board of Directors and Chief Executive Officer of Phillips & Brooks/Gladwin, Inc., a manufacturer of pay telephone enclosures and equipment; a director of Intelligent Electronics Inc., a distributor of computer products; and Chairman of the Board of Directors and Chief Executive Officer of Industrial Electric Manufacturing Inc.

         Thomas J. Russell is a member of the Compensation, Option, Trust Funds and Executive Committees of the Board of Directors. Dr. Russell currently serves as a director of Adidas AG, a German-based international sporting goods manufacturer; Cordiant PLC, a U.K.-based advertising conglomerate; and Emcore Corporation, a U.S.-based international compound semiconductor equipment and material manufacturer. He founded Bio/Dynamics, Inc. in 1961 and managed the company until its acquisition by IMS International, Inc. in 1973, following which he served as president of that company's Life Sciences Division. From 1984 he served as a director and subsequently as chairman of IMS until its acquisition by Dunn & Bradstreet in 1988. From 1988 to 1992 he served as chairman of Applied Bioscience International, Inc., and served as a director of that company until 1996.

         Robert L. Soran was elected President and Chief Operating Officer of the Company as of September 21, 1992. Mr. Soran is also a member of the Executive Committee of the Board of Directors. Mr. Soran was employed by Plastics Support Corp. ("PSC"), a Predecessor Company, from February 1992 to September 27, 1992. From September 1991 to February 1992, Mr. Soran was an independent consultant. Mr. Soran was President and Chief Executive Officer of Tropicana Products Inc., a fruit beverage processor ("Tropicana"), from 1986 until September 1991, and served as Executive Vice President of Operations of Tropicana in 1985 and 1986.

         William J. Morgan is the President, a director and a major shareholder of the Pacholder Associates, Inc. ("PAI"), a registered investment advisor. Mr. Morgan has been nominated by the PBGC as holder of 20 shares of Series B Preferred Stock of the Company for election as a director at the 1997 Annual Meeting of Stockholders. Mr. Morgan has been with PAI since 1984. Pursuant to a contract dated April 13, 1994, between PAI and the PBGC, PAI has full and complete investment discretion with respect to the shares of the Company's stock owned by the PBGC, including the power to vote such shares. Mr. Morgan also serves on the Board of Directors of the following public companies: ICO, Inc. (an oil field service company), USF&G Pacholder Fund, Inc. (a closed and mutual fund), Duckwall - Alco Stores, Inc. (a discount retail chain), Kaiser Ventures, Inc. (an environmental resources company) and PremiumWear, Inc. (a men's apparel designer and distributor). The Company has not reviewed Mr. Morgan's qualifications. While Mr. Morgan has been nominated by the holder of the Series B Preferred Stock, in view of the fact that the Series B Preferred Stock is expected to be redeemed on or about February 3, 1997, Mr. Morgan will not be included on the slate of nominees for election as a director.

Executive Officers of the Company

         Officers of the Company are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders or until their respective successors have been duly elected and qualified. Any officer of the Company may be removed, pursuant to the Company's By-Laws, with or without cause, by a vote of a majority of the entire Board of Directors. Any officer of the Company may resign at any time upon notice to the Company. The following table sets forth the name, age and position of each executive officer of the
Company:

====================================================================================================================
                     NAME                               AGE                            POSITION
====================================================================================================================
Howard R. Curd                                          57          Chairman of the Board of Directors and Chief
                                                                    Executive Officer
--------------------------------------------------------------------------------------------------------------------
Robert L. Soran                                         53          Director, President and Chief Operating Officer
--------------------------------------------------------------------------------------------------------------------
George J. Zulanas, Jr.                                  52         Executive Vice President, Chief Financial
                                                                   Officer and Treasurer
--------------------------------------------------------------------------------------------------------------------
Oliver J. Janney                                        50          Vice President, General Counsel and Secretary
--------------------------------------------------------------------------------------------------------------------
Martin J. Gutfreund                                     55          Vice President, Human Resources and
                                                                    Administration
--------------------------------------------------------------------------------------------------------------------

         The business experience of Messrs. Curd and Soran is described above under "Election of Directors - Nominees for Director".

         George J. Zulanas, Jr. was elected Vice President, Chief Financial Officer and Treasurer of the Company as of September 21, 1992 and appointed Executive Vice President in December 1996. Mr. Zulanas was employed by PSC from February 1992 to September 27, 1992. From September 1991 to February 1992, Mr. Zulanas was an independent consultant. Mr. Zulanas served as Executive Vice President of Tropicana from 1986 until September 1991.

         Oliver J. Janney was elected Vice President, General Counsel and Secretary of the Company as of September 21, 1992. Mr. Janney served as Vice President and General Counsel of Jesup from October 1990 until March 1993 and as Secretary of Jesup from November 1990 until March 1993. From 1985 to 1990 he was General Counsel and Secretary of RKO General, Inc., a wholly-owned subsidiary of GenCorp Inc., engaged primarily in broadcasting, soft drink bottling and motion picture production and distribution.

         Martin J. Gutfreund was elected Vice President, Human Resources and Administration as of September 21, 1992. Mr. Gutfreund served as Vice President, Government Affairs of Tropicana from November 1991 until August 1992. From 1985 to November 1991 Mr. Gutfreund was Vice President of Human Resources and Administration at Tropicana.

         Based on a review of the copies of reports of ownership and changes in ownership filed with the S.E.C. by officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities, furnished to the Company, the Company believes that during fiscal 1996 its officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that Mr. Richard D. Kimbel reported one acquisition of an option to acquire Common Stock approximately five months late.

Item 11. Executive Compensation

Compensation of Directors

         Each director who is not an officer of the Company receives an annual fee (the "Annual Retainer Fee") of $18,000, plus $1,000 for each meeting of the Board of Directors attended, $2,500 per annum for service on a committee (except the chairman of a committee, who receives $3,000 per annum) and $500 to $1,000 for each committee meeting attended, depending upon whether the committee meeting is held in conjunction with a meeting of the Board of Directors, independent of a meeting of the Board of Directors or by teleconference. Each director receives reimbursement of his expenses incurred in attending each meeting of the Board of Directors or of a committee.

         Directors who are not officers of the Company may elect to apply up to the entire amount of their Annual Retainer Fees and committee retainer fees in exchange for options to purchase Common Stock pursuant to the 1992 Non-Qualified Stock Option Plan (the "1992 Non-Qualified Plan"). The 1992 Non-Qualified Plan provides that Common Stock underlying each option issued pursuant to such Plan may be purchased for 100% of the market price of the Common Stock on the date of grant. Although the amount of the Annual Retainer Fee is initially paid for the option, such amount also constitutes 50% of the consideration payable for the underlying Common Stock. When the Director exercises the option, the additional 50% of the purchase price of the Common Stock must be paid in cash by the Director. If the Director does not timely exercise the option to purchase the Common Stock, the Annual Retainer Fee applied to acquire the option will be forfeited by the Director. In addition, each director of the Company has received options to purchase shares of Common Stock under the 1995 Non-Qualified Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

         Mr. Kimbel, who serves as a member of the Compensation Committee, has been employed by the Company and certain of its predecessor companies since 1962. Mr. Kimbel had been employed as an engineer by certain of the Predecessor Companies and the Company from 1962 until June 1994, when he assumed his present position as Manager of Human Resources for the Ensolite and Uniroyal Adhesives and Sealants divisions of the Company.
         No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Compensation of Executive Officers

     Report of the Compensation Committee

         Role of the Compensation Committee

              The Compensation Committee is responsible for administering the compensation program for the executive officers of the Company.

         Compensation Philosophy

              The  Company's   compensation   philosophy  with  respect  to  the
         compensation of the Company's executive officers consists of the following core principles:

                  o Base salary should be competitive in order to attract and retain well-qualified executives.
                  o Incentive compensation should be directly related to achieving specified levels of corporate financial performance. A significant part of the executive officers' compensation should be at risk, based upon the success of the Company.
                  o Long-term stock ownership of the Company's Common Stock by the Company's executive officers creates a valuable link between the Company's management and stockholders. Stock ownership gives management strong incentives to properly balance the need for short-term profits with long-term goals and objectives and to develop strategies that build and sustain stockholder returns.

     Executive Compensation Program

     The Company's executive compensation program contains three components which are intended to reflect the Company's compensation philosophy.

         Base Salary. Base salary and adjustments to base salary are set by employment agreements with Messrs. Curd, Soran, Zulanas and Janney. The base salaries for executive officers are targeted at the upper quartiles of the competitive market. For this purpose, the Compensation Committee reviews and considers the salary ranges of executive officers in comparable positions at companies comparable to the Company in various industries. The Compensation Committee's practice is to review the base salary of each executive officer annually, at which time the executive officer's base salary may be increased based upon the executive officer's individual performance and contributions to the Company.

         Annual Bonus. The Company's executive officers, as well as a number of other key employees of the Company, are eligible for an annual cash bonus pursuant to the Company's Management Incentive Plan (the "MIP"). Target annual bonus amounts for the executive officers are established at the beginning of the fiscal year by the Compensation Committee. For this purpose, the Compensation Committee reviews and considers bonus amounts awarded to officers of companies in comparable positions in various industries comparable in size to the Company and also considers Company performance and the achievement of each executive officer in his area of responsibility and the resulting contribution to overall corporate performance. Total payments into the MIP Plan for all participants, including executive officers, were $821,000 for fiscal 1993, approximately $515,000 for fiscal 1994 and approximately $1,200,000 for fiscal 1995, and approximately $775,000 for fiscal 1996.


         Long Term Incentives. The executive officers of the Company and 53 other members of management and other key employees have been granted stock options pursuant to the Company's 1992 Stock Option Plan (the "1992 Stock Option Plan") consistent with the Plan of Reorganization. In addition, 124 members of management and other key employees have been granted options under the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"). The 1992 Stock Option Plan and 1994 Stock Option Plan are intended to provide opportunities for stock ownership by management employees, which will increase their proprietary interest in the Company and, consequently, their identification with the interests of the stockholders of the Company. In addition, the executive officers have purchased stock on their own as a demonstration of their commitment to the business. Stock options granted under the 1992 and 1994 Stock Option Plans have exercise prices equal to the fair market value of the Company's Common Stock on the dates of grant and in most cases options granted under the 1992 Stock Option Plan and the 1994 Stock Option Plan were fully vested on December 1, 1996. The stock options have a ten-year term, except stock options granted under the 1994 Stock Option Plan for a three-year term. A deferred compensation plan was instituted for the executive officers in fiscal 1995; this will allow an improvement in the Company's short-term cash flow. A split-dollar life insurance plan was also instituted, to facilitate executive officers' saving for retirement.

     Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended, which became effective in 1994, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's chief executive officer and the four other most highly compensated executive officers. Certain exceptions are provided for non-discretionary, performance-related compensation. The Compensation Committee considers it unlikely that the compensation level of any executive officer in 1997 would exceed the limit under Section 162(m). The Compensation Committee will review the effects of Section 162(m), from time to time, as it reviews changes in the design of compensation plans, to the extent it deems appropriate.

     Chief Executive Officer's Performance

         The Compensation Committee has reviewed the compensation of the Chief Executive Officer and has found the level appropriate in comparison of persons holding similar positions in comparable companies and in light of favorable developments at the Company during fiscal 1996, including the following: continued strengthening of the Company's balance sheet, replacement of the Company's revolving credit agreement with one having terms more favorable to the Company, successful implementation of the SAP information system to improve the Company's competitive position and relationship with key customers, the sale of substantially all of the assets of the Company's Ensolite Division on terms highly favorable to the Company to enhance shareholder value and arrangements for the relocation from the plant leased by the Company in Mishawaka, Indiana, resulting in the projected elimination of a substantial excess facility charge.


     ROLAND H. MEYER, CHAIRMAN
     RICHARD D. KIMBEL
     THOMAS J. RUSSELL

                           Summary Compensation Table
         The following table sets forth the cash and other compensation paid by the Company in respect of the fiscal year ended September 29, 1996, to the Chief Executive Officer and the other four most highly compensated officers of the Company. Certain of the executive officers of the Company also received certain other compensation, including automobile allowances. The amount of such other compensation received by each of these officers was less than the lesser of $50,000 or 10% of each officer's respective cash compensation as set forth in the Salary and Bonus columns of this table.

   -------------------------------------------------------------------------------------=========================
                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                                  ANNUAL COMPENSATION            AWARDS
   -------------------------------------------------------------------------------------=========================
    =================================== ============== ================ ================ ========================
    Name and Principal Position                                                           Securities Underlying
                                         Fiscal Year       Salary            Bonus               Options
                                                              ($)              ($)                  (#)
    =================================== ============== ================ ================ ========================
    =================================== -------------- ---------------- ---------------- ========================
    Howard R. Curd                          1996               523,640          147,279                   10,000
    Chairman of the  Board and Chief        1995               508,659          189,406                   79,053
    Executive  Officer                      1994               493,954           25,000                  123,864


    =================================== -------------- ---------------- ---------------- ========================
    Robert L. Soran                         1996               430,107          117,208                   10,000
    President & Chief                       1995               418,322          155,813                   63,242
    Operating Officer                       1994               406,120           20,000                  104,545

    =================================== -------------- ---------------- ---------------- ========================
    George J. Zulanas, Jr                   1996               217,776           58,393                        0
    Executive Vice President,               1995               211,809           75,186                   47,432
    Chief Financial Officer &               1994               205,630           15,000                   56,818
    Treasurer

    =================================== -------------- ---------------- ---------------- ========================
    Oliver J. Janney                        1996               213,141           59,612                        0
    Vice President,                         1995               207,043           76,574                   31,621
    General Counsel &                       1994               200,981           12,500                   47,727
    Secretary
    =================================== ============== ================ ================ ========================
    Martin J. Gutfreund                     1996               120,000           33,751                        0
    Vice President,                         1995               139,689           44,696                   15,811
    Human Resources and                     1994               110,000              ---                   28,409
    Administration
    =================================== ============== ================ ================ ========================

         The Company has a salary administration program and the MIP for certain management employees. The Board of Directors will consider any changes in compensation for executive officers, including changes to the salary administration program and the MIP, except for adjustments required pursuant to employment agreements.

 Compensation Pursuant to Other Programs; Stock Option Plan

         In addition to the salary administration program and MIP, in order to retain and attract quality management, the Company maintains a compensation program that includes stock option plans and benefit programs such as disability and health insurance and death benefits. Stock options for key employees are granted by the Option Committee, and the Option Committee reviews the other benefit programs. The Compensation Committee has delegated to the Vice President, Human Resources and Administration the authority to grant limited stock options to key employees other than executive officers following written approval by the Chief Executive Officer and the Chief Operating Officer of the Company.

         The options granted in the last fiscal year to the Chief Executive Officer and the four most highly compensated executive officers of the Company other than the Chief Executive Officer are set forth in the following table:


                                                 OPTION GRANTS IN LAST FISCAL YEAR

====================================================================================================================================
                                                                                                    Potential Realizable Value at
                                                                                                    Assumed Annual Rates of Stock
                                                                                                    Price Appreciation for Option
                                                                                                    Term
                                                Individual Grants
====================================================================================================================================
============================== =============== ======================= ============== ============== ================= =============
                                 Number of
                                 Securities    % of Total Options
                                 Underlying    Granted to Employees      Exercise
                                  Options      in Fiscal Year              Price       Expiration           5%              10%
Name                              Granted                                ($/Share)        Date             ($)              ($)
============================== =============== ======================= ============== ============== ================= =============
============================== --------------- ----------------------- -------------- -------------- ----------------- -------------
Howard R. Curd                         10,000           30%                3.375        03/14/99          5,320               11,171
============================== --------------- ----------------------- -------------- -------------- ----------------- =============
Robert L. Soran                        10,000           30%                3.375        03/14/99          5,320               11,171
============================== --------------- ----------------------- -------------- -------------- ----------------- =============
George J. Zulanas, Jr.                      0           ---                 ---            ---             ---              ---
============================== --------------- ----------------------- -------------- -------------- ----------------- =============
Oliver J. Janney                            0           ---                 ---            ---             ---              ---
============================== =============== ======================= ============== ============== ================= =============
Martin J. Gutfreund                         0           ---                 ---            ---             ---              ---
============================== =============== ======================= ============== ============== ================= =============





                                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                                AND
                                                   FISCAL YEAR END OPTION VALUES







           ============================ =================================== ================================================
                                           Number of Securities Underlying   Value of Unexercised In-the-Money Options at
                                         Unexercised Options at October 1,                  October 1,1996 (2)
                                                                    1996(1)                       ($)
           ============================ =================================== ================================================
           ============================ =================================== ================================================
           Name                                  Exercisable/Unexercisable                        Exercisable/Unexercisable
           ============================ =================================== ================================================
           ============================ ----------------------------------- ================================================
           Howard R. Curd                                        384,508/0                                         24,432/0
           ============================ ----------------------------------- ================================================
           Robert L. Soran                                       323,242/0                                         20,739/0
           ============================ ----------------------------------- ================================================
           George J. Zulanas, Jr.                                183,796/0                                         11,364/0
           ============================ ----------------------------------- ================================================
           Oliver J. Janney                                      145,257/0                                          9,375/0
           ============================ =================================== ================================================
           Martin J. Gutfreund                                    83,992/0                                          5,682/0
           ============================ =================================== ================================================

           1    All of the options set forth in this table are fully vested.
           2    The values are based on the closing price of the Common Stock on the Nasdaq
                 National Market on December 4, 1996, which was $3.00 per share.


         No options were exercised by any executive officer during the fiscal year ended September 29, 1996.

Transactions with Executive Officers; Employment Agreements

         Mr. Curd, Chairman of the Board and Chief Executive Officer of the Company, is employed pursuant to an agreement dated as of October 1, 1988, which was assigned from Jesup to PSC in November 1991, was amended and restated on September 27, 1992, was assigned to and assumed by the Company on September 27, 1992 and was amended and restated as of April 25, 1995. The agreement provides for a base salary of $480,300. Mr. Curd's base salary is subject to adjustment annually during the term of the agreement based on changes in the U.S. Consumer Price Index for all Urban Consumers, U.S. City Average (the "CPI"). Pursuant to this provision, Mr. Curd's base salary was increased by 3.0%, effective September 1, 1996. Mr. Curd is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year. Mr. Curd's employment agreement provides for a three-year base term, initially terminating on September 26, 1995, subject to automatic one-year extensions on each anniversary date of the agreement unless such agreement is terminated by either party. In addition, Mr. Curd is entitled to receive an amount equal to two years' salary as severance upon termination of his employment by the Company.

         Mr. Soran, President and Chief Operating Officer of the Company, is employed pursuant to an agreement entered into between Mr. Soran and PSC as of September 17, 1992, which agreement was amended and restated as of April 25, 1995. The grant is for a two-year term initially terminating on September 16, 1994, and subject to automatic annual one-year extensions on each anniversary date of the agreement unless such agreement is terminated by either party. Mr. Soran's employment agreement provides for a base salary of $395,000. Mr. Soran's base salary is subject to adjustment annually during the term of the agreement based on changes in the CPI. Pursuant to this provision, Mr. Soran's base salary was increased by 3.0%, effective September 1, 1996. Mr. Soran is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year, as determined by the Board of Directors. In addition, Mr. Soran is entitled to receive an amount equal to one year's salary as severance upon termination of his employment by the Company.

         Mr. Zulanas,Executive Vice President, Treasurer and Chief Financial Officer of the Company, is employed pursuant to an agreement entered into between Mr. Zulanas and PSC as of September 17, 1992, which agreement was amended and restated as of April 25, 1995. The grant is for a two-year term initially terminating on September 16, 1994, subject to annual one-year automatic extensions on each anniversary date of the agreement unless such agreement is terminated by either party. Mr. Zulanas' employment agreement provides for a base salary of $200,000. Mr. Zulanas' base salary is subject to adjustment annually during the term of the agreement based on changes in the CPI. Pursuant to this provision, Mr. Zulanas' base salary was increased by 3.0%, effective September 1, 1996. Mr. Zulanas is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year, as determined by the Board of Directors. In addition, Mr. Zulanas is entitled to receive an amount equal to one year's salary as severance upon termination of his employment by the Company.

         Mr. Janney, Vice President, Secretary and General Counsel of the Company, is employed pursuant to an agreement dated as of September 1, 1990 (and amended as of July 15, 1991), which was assigned from Jesup to PSC in November 1991, amended and restated on September 27, 1992, assigned to and assumed by the Company on September 27, 1992, and amended and restated as of April 25, 1995. The agreement provides for a base salary of $195,500. Mr. Janney's base salary is subject to adjustment annually during the term of the agreement based on changes in the CPI. Pursuant to this provision, Mr. Janney's base salary was increased by 3.0%, effective September 1, 1996. Mr. Janney is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year. Mr. Janney's employment agreement provides for a two-year base term, initially terminating on September 26, 1994, subject to automatic one-year extensions on each anniversary date of the agreement unless such agreement is terminated by either party. In addition, Mr. Janney is entitled to receive an amount equal to one year's salary as severance upon termination of his employment by the Company.

                                STOCK PERFORMANCE

         The following is a comparison of the four-year cumulative total return among the Company, Standard & Poor's 500 Composite Index and Standard & Poor's Chemical Index:

                                          Total Shareholder Returns - Dividends Reinvested

        ----------------------------------------------------- --------------------------------------------------
                            Annual Return Percentage
                                  Years Ending
        ----------------------------------------------------- ------------ ------------ ------------ -----------
                           Company/Index                       Sept. 93     Sept. 94     Sept. 95     Sept. 96
        ----------------------------------------------------- ------------ ------------ ------------ -----------
        UNIROYAL TECHNOLOGY CORP.                                   25.00       -34.73        36.19      -21.88
        ----------------------------------------------------- ------------ ------------ ------------ -----------
        S&P 500 INDEX                                               12.16         3.69        29.74       20.33
        ----------------------------------------------------- ------------ ------------ ------------ -----------
        CHEMICALS (SPECIALTY) - 500                                  7.32        -3.96        28.59        7.74
        ----------------------------------------- --------------------------------------------------------------

                                                                         Indexed Returns
                                                                          Years Ending
        ----------------------------------------- ----------- ------------ ------------ ------------ -----------
                     Company/Index                   9/28/92  Sept. 93     Sept. 94     Sept. 95     Sept. 96
        ----------------------------------------- ----------- ------------ ------------ ------------ -----------
        UNIROYAL TECHNOLOGY CORP.                        100       125.00        81.58       111.11       86.81
        ----------------------------------------- ----------- ------------ ------------ ------------ -----------
        S&P 500 INDEX                                    100       112.16       116.29       150.89      181.56
        ----------------------------------------- ----------- ------------ ------------ ------------ -----------
        CHEMICALS (SPECIALTY) - 500                      100       107.32       103.07       132.54      142.80
        ----------------------------------------- ----------- ------------ ------------ ------------ -----------

The Company's Common Stock was admitted to trading on the Nasdaq National Market and commenced trading on a when-issued basis on September 28, 1992; accordingly, only four fiscal years of experience are available for purposes of comparison.

Source:  Standard & Poor's Compustat

Item 12. Security Ownership of Certain Beneficial Owners and Management

VOTING SECURITIES AND PRINCIPAL HOLDERS

         All 20 shares of the Series B Preferred Stock are held of record by the Pension Benefit Guaranty Corporation (the "PBGC") and managed and voted by Pacholder Associates, Inc. Each of such shares is entitled to one vote on all matters to come before the meeting, and the class is entitled to elect an additional director at the annual meeting of stockholders.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of November 30, 1996 by (a) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (b) all directors and nominees, (c) the Chief Executive Officer and the other four most highly compensated executive officers of the Company and (d) all directors and executive officers of the Company as a group:


                                          At November 30, 1996

                                              Common Stock

Name and Address(1) of Beneficial Owner         Number of Shares Owned (2)        Percent of Class (3)
---------------------------------------         --------------------------        --------------------
Pension Benefit Guaranty Corporation                2,238,381 (4)                         14.93%
  Washington, D.C. 20006

Enforcement Counsel for Superfund                   1,054,832                              7.04%
  United States Environmental Protection Agency
  401 M Street, N.W., Mail Code LE 134-5
  Washington, D.C. 20460

Thomas J. Russell                                  1,824,820 (5)                          12.17%

John A. Porter                                       477,695 (6)                           3.19%

Howard R. Curd                                       510,140 (7)                           3.40%

Robert L. Soran                                      429,874 (8)                           2.87%

George J. Zulanas, Jr.                               287,107 (9)                           1.92%

Oliver J. Janney                                     165,889 (10)                          1.11%

Martin J. Gutfreund                                   98,870 (11)                           (12)

Roland H. Meyer                                       73,374 (13)                           (12)

Richard D. Kimbel                                     58,807 (14)                           (12)

Curtis L. Mack                                        22,013 (15)                           (12)

Peter C.B. Bynoe                                      10,000 (16)                           (12)

All directors and executive officers of
 the Company as a group                            3,958,589 (17)                         26.40%

 1 The address for all directors and executive officers is c/o the Company, Two North Tamiami Trail, Suite 900, Sarasota, Florida 34236.
 2 Information contained in the table reflects "beneficial ownership" as defined in Rule 13d-3 under the Securities Exchange Act of 1934. This table is based on information supplied by directors, officers and beneficial owners of ten percent or more of the Common Stock and Forms 13D filed with the Securities and Exchange Commission by beneficial owners of 5% or more of the Common Stock. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.
 3 Applicable percentages are based on 14,992,484 shares of Common Stock outstanding, which include shares issued and to be issued pursuant to the Predecessor Companies' Plan of Reorganization, shares of Common Stock issued as stock dividends on preferred stock, Common Stock issued in the private placement on May 31, 1994, Common Stock issued pursuant to exercises of options under the Company's 1992 Stock Option Plan and shares issuable pursuant to currently exercisable options under the Company's stock option plans.
 4 Does not include 761,421 shares of Common Stock issuable upon conversion of the Series B Preferred Stock at December 16, 1996. These shares are voted by Pacholder Associates, Inc. of which William J. Morgan, a nominee for director, is President.
 5 Includes 24,115 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.
 6 Includes 22,695 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.
 7 Includes 384,508 shares of Common Stock issuable pursuant to currently exercisable options granted under Company's stock option plans.
 8 Includes 323,242 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's stock option plans.
 9 Includes 183,796 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's stock option plans.
10 Includes 145,257 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's stock option plans.
11 Includes 83,992 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's stock option plans.
12  Less than one percent.
13 Includes 37,374 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.
14 Includes 30,207 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's stock option plans.
15 Consists of 22,013 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.
16 Consists of Common Stock issuable pursuant to a currently exercisable option granted under the Company's 1995 Non-Qualified Stock Option Plan.
17 Includes 1,267,199 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's stock option plans.

Item 13. Certain Relationships and Related Transactions

         On account of its claims against the Company's predecessors-in-interest (the "Predecessor Companies") in bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code, the Pension Benefit Guaranty Corporation (the "PBGC") received the following securities issued by the Company: (a) 1,500,000 shares of Common Stock, (b) a promissory note in the principal amount of approximately $18,547,000, which has been repaid, (c) a promissory note in the principal amount of $17,500,000, which has been repaid, (d) 50 shares of the Company's Series A Preferred Stock, par value $.01 per share (the "Series A
Preferred Stock"), which have been repurchased, and (e) 50 shares of the Company's Series B Preferred Stock, 30 shares of which have been repurchased (collectively with the Series A Preferred Stock, the "Preferred Stock"). The remaining 20 shares of Preferred Stock have an aggregate redemption value of $3.0 million, are redeemable at the option of the Company in whole or in part at any time or from time to time and are convertible into Common Stock at the option of the PBGC between November 1 and November 30 of each year and during the 30-day period following notice by the Company of its intent to redeem all or any portion of the Preferred Stock.

         The Company's Amended and Restated Certificate of Incorporation provides that the holders of the Series B Preferred Stock are entitled to elect one director. Such director is in addition to those elected by the holders of the Common Stock and Series B Preferred Stock voting together.

         The Common Stock received by the PBGC in connection with the Plan of Reorganization (the "Plan of Reorganization") of the Company's predecessors-in-interest is subject to certain restrictions on transfer, because the PBGC could be deemed to be an affiliate of the Company. To provide this shareholder with liquidity for its Common Stock and the Common Stock into which the Preferred Stock can be converted, the Company entered into a Registration Rights Agreement with the PBGC, effective as of September 27, 1992. The Registration Rights Agreement grants to the PBGC a single right, with certain limited exceptions, to demand at any time after September 27, 1993, that the Company register under the Securities Act of 1933, as amended (the "Securities Act"), primarily at the Company's expense, all or a portion of the Common Stock held by the PBGC ("Registrable Securities"), provided that such right may be exercised only by a holder of at least 750,000 shares of Common Stock. The PBGC also has the right to participate, or "piggyback," in certain equity offerings initiated by the Company. Under the Registration Rights Agreement, the PBGC will have the right to include its Registrable Securities in any such registration, subject to the right of the Company (in the case of a non-underwritten offering) or the managing underwriter(s) (in the case of an underwritten offering) to reduce the total amount or kind of securities to be sold to such amount as can be sold without an adverse effect on the price, timing or distribution of the contemplated offering. The Registration Rights Agreement may not be assigned without the prior written consent of the Company.

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

           3.2      By-Laws of the Company, as amended to November 14, 1996. (15)

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

           10.15    Uniroyal Technology Corporation Employee Stock Ownership Plan. (4)

           10.16    Amended and Restated Uniroyal Technology Corporation 1992 Stock Option Plan. (15)

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

           10.24    Technical Collaboration Agreement, dated June 20, 1988, between UPC and Okamoto Industries, Inc. (3)

           10.25    Assignment of Technical Collaboration Agreement,  among UPC, Old UEP, The Jesup Group, Inc. and Okamoto
                    Industries, Inc. (3)

           10.26    Letter  Amendment to Technical  Collaboration  Agreement,  dated January 21, 1991,  between Old UEP and
                    Okamoto Industries, Inc. (3)

           10.27    Amendment No. 2 to Technical  Collaboration  Agreement,  dated as of July 31, 1992, between Old UEP and
                    Okamoto Industries, Inc. (3)

           10.28    Amended and Restated Uniroyal Technology Corporation 1992 Non-Qualified Stock Option Plan. (15)

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

           10.30    Settlement Agreement dated December 6, 1993 among the Company, UPAC, Jesup and the PBGC.(7)

           10.34    Uniroyal Technology Corporation Deferred Compensation Plan Effective as of August 1, 1995. (10)

           10.35    Split-Dollar  Insurance  Agreement  dated as of August  15,  1995 by and  between  Uniroyal  Technology
                    Corporation and Howard R. Curd. (11)

           10.39    Financing  Agreement dated as of June 5, 1996 by and between The CIT  Group/Business  Credit,  Inc. and
                    Uniroyal Technology Corporation. (12)

           10.40    Amended and Restated Uniroyal Technology Corporation 1994 Stock Option Plan. (15)

           10.41    Amended and Restated Uniroyal Technology Corporation 1995 Non-Qualified Stock Option Plan.  (15)

           10.42    Asset Purchase Agreement between Rubatex  Corporation and Uniroyal Technology  Corporation,  dated June
                    5, 1996. (13)

           10.43    Amendment No. 3 to Technical Collaboration Agreement,  dated March 1, 1996, between Uniroyal Technology
                    Corporation and Okamoto Industries, Inc.  (15)

           10.44    Shareholder Rights Agreement, dated as of December 18, 1996, between Uniroyal Technology Corporation and
                    The Bank of New York, as rights agent.  (14)

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

           (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 filed August 13, 1996.

           (13)     Incorporated by reference to the Company's Form 8-K,  dated June 10, 1996.

           (14)     Incorporated by reference to the Company's Registration Statement on Form 8-A,
                    dated December 20, 1996.

           (15)     Incorporated by reference to the Company's annual report on Form 10K for the fiscal year ended September 29, 1996, filed December 27, 1996.

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


/S/ DELOITTE & TOUCHE LLP
-------------------------

DELOITTE & TOUCHE LLP
Tampa, Florida
December 20, 1996,
  except for the second paragraph
  of Note 15 as to which the
  date is January 3, 1997


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

15.      SUBSEQUENT EVENTS

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

         On January 3, 1997, the Company issued a notice that it would redeem the remaining 20 shares of Series B Preferred Stock held by the PBGC on February 3, 1997. See Note 10 for further description of redemption terms.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Uniroyal Technology Corporation
Sarasota, Florida

We have audited the balance sheets of Uniroyal Technology Corporation (the "Company") as of September 29, 1996 and October 1, 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 29, 1996 and have issued our report thereon dated December 20, 1996, except for the second paragraph of
Note 15 as to which the date is January 3, 1997 (included in this Form 10-K/A). Our audits also included the accompanying financial statement schedule listed in
Item 14 of this Form 10-K/A. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Tampa, Florida
December 20, 1996,
  except for the second paragraph
  of Note 15 as to which the
  date is January 3, 1997

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

                        UNIROYAL TECHNOLOGY CORPORATION


Date:  January 22, 1997                         By:  /s/ George J. Zulanas, Jr.
                                                     --------------------------
                                                     George J. Zulanas, Jr.
                                                     Vice President,
                                                        and Chief Financial
                                                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





* Howard  R. Curd                                    * Curtis L.Mack
----------------------                               ------------------------
Howard R. Curd, Chairman of                          Curtis L. Mack, Director
 the Board and Chief Executive Officer               Date:  January 22, 1997
Date:  January 22, 1997


* Robert  L. Soran                                   * Roland H. Meyer
--------------------------                           ------------------------
Robert L. Soran, Director, President                 Roland H. Meyer, Director
  and Chief Operating Officer                        Date:  January 22, 1997
Date:  January 22, 1997


/s/  George J. Zulanas Jr.                           * John A. Porter
--------------------------                           ------------------------
George J. Zulanas Jr. Vice                           John A. Porter, Director
  President and Chief Financial Officer              Date:  January 22, 1997
Date:  January 22, 1997


* Peter C. B. Bynoe                                  * Thomas J. Russell
--------------------------                           ------------------------
Peter C. B. Bynoe, Director                          Thomas J. Russell, Director
Date:  January 22, 1997                              Date:  January 22, 1997


* Richard D.Kimbel
--------------------------
Richard D. Kimbel, Director
Date: January 22, 1997


* By: /S/ Oliver J. Janney
       ------------------
       Oliver J. Janney, Attorney-in-Fact
       January 22, 1997