Form 10-Q
period 1996-12-29
UNIROYAL TECHNOLOGY CORP
filed 1997-02-06
CIK 890096


                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                       ------


                                                     FORM 10-Q

(Mark One)
  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 29, 1996

                                                         OR

  [    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to______

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

                    Total number of shares of outstanding stock as of January 31, 1997

                                              Common stock 13,249,001

                         PART I - FINANCIAL INFORMATION


ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                                             UNIROYAL TECHNOLOGY CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)
                                                     (In thousands)

                                                         ASSETS

                                                                                          December 29,           September 29,
                                                                                             1996                     1996
                                                                                          ------------           -------------
Current assets:

        Cash and cash equivalents                                                         $       439            $      2,023

        Trade accounts receivable (less estimated reserve for
          doubtful accounts of $358 and $369, respectively)                                    23,603                  25,094

        Inventories (Note 2)                                                                   37,578                  33,170

        Prepaid expenses and other current assets                                               1,488                   1,507

        Deferred income taxes                                                                   7,408                   7,408
                                                                                          ------------           ------------

          Total current assets                                                                 70,516                  69,202

Property, plant and equipment - net                                                            64,201                  63,984

Property, plant and equipment held for sale                                                    11,307                  10,832

Note receivable                                                                                 5,000                   5,000

Reorganization value in excess of amounts allocable
        to identifiable assets - net                                                            8,100                   8,288

Deferred income taxes                                                                           1,982                   1,485

Other assets                                                                                   12,032                  11,995
                                                                                          -----------             -----------

TOTAL ASSETS                                                                              $   173,138             $   170,786
                                                                                          ===========             ===========



                                             UNIROYAL TECHNOLOGY CORPORATION
                                    CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                                       (Unaudited)
                                                     (In thousands)

                                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          December 29,           September 29,
                                                                                              1996                    1996
                                                                                          ------------           -------------
Current liabilities:
        Current portion of long-term debt                                                 $       648            $        659
        Trade accounts payable                                                                 15,463                  16,549
        Accrued expenses:
          Compensation and benefits                                                             9,318                  10,166
          Interest                                                                                772                   2,861
          Taxes, other than income                                                              1,673                   1,939
          State income taxes                                                                      232                     259
          Other                                                                                 6,900                   7,621
                                                                                          -----------            ------------

            Total current liabilities                                                          35,006                  40,054

Long-term debt                                                                                 82,864                  72,116
Other liabilities                                                                              14,998                  15,117
                                                                                          -----------            ------------

            Total liabilities                                                                 132,868                 127,287
                                                                                          -----------            ------------

Commitments and contingencies (Note 5)

Stockholders' equity (Note 4):

        Preferred stock - par values $0.01; 1,000 shares authorized:  Series B -
          20 and 35 shares issued and outstanding, respectively
            (redemption value of $150,000 per share)                                            3,000                   5,250
        Common stock - par value $0.01; 35,000,000 shares
          authorized: 13,266,708 and 13,233,912 shares issued
          or to be issued, respectively                                                           133                     133
        Additional paid-in capital                                                             52,517                  52,517
        Deficit                                                                               (15,380)                (14,401)
                                                                                          -----------            ------------
                                                                                               40,270                  43,499
        Less treasury stock at cost - 50,843 shares                                                 -                       -
                                                                                          -----------            ------------
            Total stockholders' equity                                                         40,270                  43,499
                                                                                          -----------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $   173,138            $    170,786
                                                                                          ===========            ============

                                          See  notes to condensed financial statements.

                                             UNIROYAL TECHNOLOGY CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                     (In thousands, except share and per share data)




                                                                                           Three Months           Three Months
                                                                                               Ended                  Ended
                                                                                            December 29,           December 31,
                                                                                                1996                   1995
                                                                                            ------------           ------------
Net sales                                                                                 $     46,027           $      46,676
Costs and expenses:
        Costs of goods sold                                                                     36,447                  38,250
        Selling and administrative                                                               6,503                   6,889
        Amortization of reorganization value in excess of
          amounts allocable to identifiable assets                                                 188                     192
        Depreciation and other amortization                                                      2,038                   2,487
        Excess facility expense                                                                     11                     236
        Reorganization professional fees subsequent to
          effective date                                                                           100                     148
        Strike settlement and training expense                                                       -                     650
                                                                                          ------------           -------------
Income (loss) before interest and income taxes                                                     740                  (2,176)

Interest expense                                                                                (2,200)                 (2,549)
                                                                                          ------------           -------------
Loss before income taxes                                                                        (1,460)                 (4,725)

Income tax benefit (Note 3)                                                                        481                   1,721
                                                                                          ------------           -------------

Net loss                                                                                  $       (979)          $      (3,004)
                                                                                          ============           =============
Net loss per common share and common stock equivalent (Note 6):
          Primary and fully diluted                                                       $      (0.07)          $       (0.23)
                                                                                          ============           =============

          Average number of shares used in computation                                      13,228,613              13,088,380
                                                                                          ============           =============


                                          See notes to condensed financial statements.

                                             UNIROYAL TECHNOLOGY CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)



                                                                                          Three Months            Three Months
                                                                                              Ended                   Ended
                                                                                           December 29,           December 31,
                                                                                               1996                   1995
                                                                                           ------------           ------------
OPERATING ACTIVITIES:
        Net loss                                                                          $      (979)           $     (3,004)
        Adjustments to reconcile net loss to net cash used in
          operating activities:
            Depreciation and amortization                                                       2,038                   2,487
Deferred tax benefit                                                                             (497)                 (1,738)
            Amortization of reorganization value in excess of
              amounts allocable to identifiable assets                                            188                     192
            Amortization of Senior Secured Notes discount                                          27                      23
            Amortization of refinancing and debt issuance costs                                   101                     119
            Other                                                                                  49                      46
            Changes in assets and liabilities:
              Decrease in trade accounts receivable                                             1,491                   5,035
              Increase in inventories                                                          (4,408)                 (2,918)
              Decrease in prepaid expenses and
                  other assets                                                                   (207)                   (416)
              Decrease in trade accounts payable                                               (1,086)                 (1,862)
              Decrease in accrued expenses                                                     (3,951)                 (2,607)
              Increase (decrease) in other liabilities                                           (119)                    499
                                                                                          -----------            ------------
            Net cash used in operating activities                                              (7,353)                 (4,144)
                                                                                          -----------            ------------

INVESTING ACTIVITIES - Purchases of property, plant and
        equipment (Note 7)                                                                     (2,691)                 (1,786)
                                                                                          -----------            ------------

FINANCING ACTIVITIES:
        Decrease in term loans                                                                   (177)                   (143)
Increase in revolving loan balance                                                             10,887                   5,870
Redemption of Series B Preferred Stock                                                         (2,250)                      -
                                                                                          -----------            ------------
            Net cash provided by financing activities                                           8,460                   5,727
                                                                                          -----------            ------------
Net decrease in cash                                                                           (1,584)                   (203)
Cash and cash equivalents at beginning of period                                                2,023                     291
                                                                                          -----------            ------------
Cash and cash equivalents at end of period                                                $       439            $         88
                                                                                          ===========            ============

                                          See notes to condensed financial statements.


                      UNIROYAL TECHNOLOGY CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                        For the Three Months Ended
                  December 29, 1996 and December 31, 1995



1.       BASIS OF PRESENTATION

         The interim Condensed Consolidated Financial Statements of Uniroyal Technology Corporation and its wholly owned subsidiaries UTCMI Corp. and ULC Corp. (the "Company") are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994. The Company's fiscal year ends on the Sunday following the last Friday in September.

         Certain reclassifications were made to the prior year financial statements to conform to current period presentations. In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and notes thereto.

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                December 29,                 September 29,
                                                                    1996                          1996
                                                                ------------                 -------------

         Raw materials and supplies                              $    20,165                   $    17,058
         Work in process                                               3,322                         4,400
         Finished goods                                               14,091                        11,712
                                                                 -----------                   -----------
           Total                                                 $    37,578                   $    33,170
                                                                 ===========                   ===========

3.       INCOME TAXES

         The income tax benefit for the three months ended December 29, 1996 and December 31, 1995 were calculated through the use of the estimated income tax rates based on annualized income.

4.       STOCKHOLDERS' EQUITY

         On December 16, 1996 the Company redeemed 15 shares of Series B Preferred Stock for $2,250,000.

         On February 4, 1997 the Company redeemed the remaining 20 shares of Series B Preferred Stock for $3,000,000.

         On December 18, 1996, the Board designated a new series of preferred stock of the Company termed Series C Junior Participating Preferred Stock, $.01 par value ("Series C Preferred") and reserved 450 shares of the Series C Preferred for issuance. At the same time, the Board declared a dividend of a right to acquire 1/100,000 of a share of Series C Preferred to the holder of each share of common stock (the "Rights") under a Shareholder Rights Plan. The Rights will trade with the common stock and be detachable from the common stock and exercisable only in the event of an acquisition of or grant of the right to acquire 15% or more of the common stock by one party or common group or a tender offer or exchange offer to acquire 15% or more of the common stock.

         During the three months ended December 29, 1996, the Board of Directors declared a dividend of $105,000 for the period July 1, 1996 through September 30, 1996 on the Series B Preferred Stock equal to 8% per annum of the redemption price for the shares of Series B Preferred Stock ($150,000 per share). Pursuant to the Company's Amended and Restated Certificate of Incorporation, the dividends were paid by the delivery of 32,796 shares of the Company's common stock. Such dividends declared were charged to additional paid-in capital.

         On January 1, 1997 the Board of Directors declared a dividend of $98,000 for the period October 1, 1996 through December 31, 1996 on the Series B Preferred Stock equal to 8% per annum of the redemption price for the outstanding shares of Series B Preferred Stock ($150,000 per share). Pursuant to the Company's Amended and Restated Certificate of Incorporation, the dividends were paid by the delivery of 33,136 shares of the Company's common stock in January 1997. Such dividends declared were charged to additional paid-in capital.

         On February 4, 1997 the Board of Directors declared a dividend of $17,000 on the 20 shares of Series B Preferred Stock redeemed on February 4, 1997 equal to 8% per annum of the redemption price for the shares of Series B Preferred Stock ($150,000 per share). Pursuant to the Company's Amended and Restated Certificate of Incorporation, the dividends were paid by the delivery of 5,637 shares of the Company's common stock. Such dividends declared were charged to additional paid-in capital.

5.       COMMITMENTS AND CONTINGENCIES

         Bankruptcy Proceedings

         Notwithstanding  the  confirmation  and  effectiveness  of the  Plan of
         Reorganization (the "Plan") of the Company's predecessors (the "Predecessor Companies"), the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") continues to have jurisdiction to, among other things, resolve disputed prepetition claims and to resolve other matters that may arise in connection with or relate to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. A total of 9,768,683 such shares have been issued to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The Company retained 50,843 shares of common stock which are included in treasury stock. The remaining shares are being held pending resolution of certain retiree medical claims.

         Litigation

         Uniroyal Retiree Benefits, Inc. ("URBI"), an organization that is unaffiliated with the Company, administers a medical, prescription drug and life insurance program for certain retired employees of the Predecessor Companies and certain affiliates of the Predecessor Companies. This program is funded by the Company in accordance with terms of an agreement entered into by and between the predecessors of URBI and the Company in connection with the Predecessor Companies' Plan. The Company has disputes with URBI concerning the eligibility of certain participants in URBI's medical plan and the level of payments due. URBI had filed a complaint with the Bankruptcy Court claiming the Company had breached its agreement relating to funding URBl's operations. The Company filed counterclaims against URBI claiming breach of contract, fraud, negligent misrepresentation, unjust enrichment, declaratory judgment and clarification or reformation of contract. The Bankruptcy Court ruled in favor of URBI with respect to certain matters and in favor of the Company with respect to other matters. The effect to the Company was a net judgment against the Company of approximately $211,000. URBI filed an additional complaint with the Bankruptcy Court concerning payments due in Fiscal 1996. The Bankruptcy Court then ordered the Company to increase its monthly payments to URBI to approximately $160,000 through September 1996. The Company has agreed to continue payments at that level through February 1997. The Company filed an appeal of the Bankruptcy Court's December 20, 1995 ruling with the United States District Court for the Northern District of Indiana, South Bend Division. Such appeal is still pending. The Company has agreed in principle with URBI to settle the foregoing litigation on a level of funding to reflect URBI's current program needs.

         The Company is also engaged in litigation arising from the ordinary course of business. Management believes the ultimate outcome of such litigation will not have a material adverse effect upon the Company's results of operations, cash flows or financial position.

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

         Claims arising from real property owned by the Company are not affected by a settlement agreement entered into in connection with the
         Predecessor Companies' Plan with the United States Environmental Protection Agency, the United States Department of the Interior, and the States of Wisconsin and Indiana. In connection with the acquisition of a manufacturing facility in South Bend, Indiana, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven year period. The Company has placed $1,000,000 in an escrow account to be used for such remediation in accordance with the terms of the purchase agreement.

         The Company has established a reserve for clean-up costs, including environmental remediation costs, related to the Ensolite Sale and the Company's planned exit from its Mishawaka, Indiana leased manufacturing facility. The Company estimates the cost for all such clean-up costs to be approximately $610,000; however, the ultimate cost will depend on the extent of contamination found as the project progresses. The Company expects the clean-up to be substantially completed within one year.

         Based on information available as of December 29, 1996, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

6.       LOSS PER COMMON SHARE

         The computations of primary and fully diluted loss per common share for the three months ended December 29, 1996 and December 31, 1995 are based on the weighted average number of common shares issued and outstanding (or to be issued pursuant to the Predecessor Companies'
         Plan) less the average number of shares held in treasury for the period. Primary and fully diluted loss per common share for the three months ended December 29, 1996 and December 31, 1995 do not include the assumed conversion of the Series B Preferred Stock nor the exercise of the warrants and the employee stock options since their inclusion would have been anti-dilutive. The convertible preferred stock issued to the PBGC, the warrants and stock options are considered to be common stock equivalents.

7.       STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                        Three Months Ended
                                                          December 29, 1996         December 31, 1995
                                                          -----------------         -----------------
         Income tax payments                                    $      30               $        67
         Interest payments                                          4,338                     4,449

         The purchases of property, plant and equipment and net cash used in financing activities for the three months ended December 31, 1995 do not include $642,000 related to property held under capitalized leases. The Company did not enter into any capital lease agreements during the three months ended December 29, 1996.

         Net cash used in financing activities for the three months ended December 29, 1996 and December 31, 1995 do not include dividends declared on the Series B Preferred Stock since they were paid with the issuance of 32,796 and 57,573 shares, respectively, of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter Fiscal 1997 Compared with
  the First Quarter Fiscal 1996

Net Sales. The Company's net sales decreased in the first quarter of Fiscal 1997 by approximately 1% to $46,027,000 from $46,676,000 in the first quarter of Fiscal 1996. During Fiscal 1996 the Company sold its Ensolite specialty foams division. Included in the first quarter of Fiscal 1996 are net sales of Ensolite of approximately $5,434,000. Excluding such sales from the prior period amounts, net sales of the Company's continuing businesses increased by approximately 12% in the first quarter of Fiscal 1997 compared to the first quarter of Fiscal 1996. This increase is attributable to increased net sales of the Company's adhesives and sealants products in anticipation of the Company's move of the Specialty Adhesives Segment, as well as certain other Company operations, to its South Bend, Indiana facility during the second quarter of Fiscal 1997 and to generally lower sales of the Company's specialty adhesives and sealants products during the first three months of Fiscal 1996 due to the timing of customer orders. Also contributing to the increase were increased unit volume sales of the Company's Coated Fabrics Segment's new automotive product line in the first quarter of Fiscal 1997. This new product line was introduced in Fiscal 1995.

Net sales by the High Performance Plastics Segment increased approximately 1% in the first quarter of Fiscal 1997 to $25,304,000 from $24,998,000 in the first quarter of Fiscal 1996. The increase was principally due to increased unit volume sales of Polycast mil-spec and specialty acrylic sheet. This increase was partially offset by decreased unit volume sales of certain of Royalite's specialty thermoplastic sheet products due to the timing of customer orders.

Net sales by the Coated Fabrics Segment increased in the first quarter of Fiscal 1997 approximately 8% to $14,838,000 from $13,776,000 in the first quarter of Fiscal 1996. The increase was principally due to increased sales prices for, and unit volume of, product sales to the automotive industry. Increased sales to the automotive industry resulted from the Company's new product line introduced in Fiscal 1995. Net sales of the segment's Naugahyde vinyl coated fabrics were comparable in the first quarter of Fiscal 1997 and Fiscal 1996.

Net sales by the Specialty Adhesives Segment decreased in the first quarter of Fiscal 1997 by approximately 26% to $5,885,000 from $7,902,000 in the first quarter of Fiscal 1996. During Fiscal 1996 the Company sold its Ensolite specialty foams division. Included in the first quarter of Fiscal 1996 are net sales of Ensolite of approximately $5,434,000. Excluding such sales from the prior period amounts, net sales of the Specialty Adhesives Segment increased by approximately 138% in the first quarter of Fiscal 1997 compared to the first quarter of Fiscal 1996. This increase is attributable to increased net sales of the Company's adhesives and sealants products in anticipation of the Company's move of the Specialty Adhesives Segment, as well as certain other Company operations, to its South Bend, Indiana facility during the second quarter of Fiscal 1997 and to generally lower sales of the Company's specialty adhesives and sealants products during the first three months of Fiscal 1996 due to the timing of customer orders. The move to the South Bend, Indiana facility will halt production of the Company's adhesives and sealants products for approximately four weeks during the second quarter of Fiscal 1997.

Income (Loss) Before Interest And Income Taxes. Income before interest and income taxes for the first quarter of Fiscal 1997 was $740,000, compared to a loss of $2,176,000 for the first quarter of Fiscal 1996. The increase in income before interest and taxes was primarily due to the overall increased net sales of the Company's continuing businesses. Also contributing to the increase was the impact of the Company's decision effective in Fiscal 1996 to dispose of the Coated Fabrics Segment's Port Clinton, Ohio manufacturing operation. As a result of that decision, in Fiscal 1996 the Company established reserves associated with long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). In accordance with SFAS No. 121, during the first quarter of Fiscal 1997 the Company did not incur depreciation expense on the long-lived assets to be disposed of. In addition, during the first quarter of Fiscal 1997, the Company reduced the reserves established in connection with the Ensolite Sale as a result the Company's performance under the toll manufacturing arrangement with Rubatex as well as the reduction of reserves established to clean up and exit the Mishawaka, Indiana manufacturing facility and move to the Company's South Bend, Indiana manufacturing facility based on the refinement of management's estimates of such costs.

The High Performance Plastics Segment's income before interest and income taxes for the first quarter of Fiscal 1997 increased to $1,345,000 from $833,000 in the first quarter of Fiscal 1996. The increase was due primarily to the increase in net sales of Polycast acrylic products and the inclusion in the prior period of a $650,000 reserve established in settlement of a strike by Polycast employees. Partially offsetting these increases was the effect of the lower net sales of the Royalite Thermoplastic products division.

The Coated Fabrics Segment's loss before interest and income taxes decreased in the first quarter of Fiscal 1997 to $1,042,000 from $1,927,000 in the first quarter of Fiscal 1996 primarily due to the overall increase in net sales. Also contributing to the decrease was the impact of the Company's decision effective in Fiscal 1996 to dispose of the segment's Port Clinton, Ohio manufacturing operation. As a result of that decision, in Fiscal 1996 the Company established reserves associated with long-lived assets to be disposed of in accordance SFAS No. 121. In accordance with SFAS No. 121, during the first quarter of Fiscal 1997 the Company did not incur depreciation expense on the long-lived assets to be disposed of. In addition in the first quarter of Fiscal 1996 the segment incurred increased scrap costs and manufacturing inefficiencies in the production of products for an automotive customer. Partially offsetting these amounts were increased production costs incurred in the first quarter of Fiscal 1997 as a result of a raw materials supplier's decision to exit its business. As a result, the segment incurred additional costs to qualify its products using comparable raw materials available from other supply sources.

The Specialty Adhesives Segment's income before interest and income taxes in the first quarter of Fiscal 1997 was $785,000 compared to a loss of $890,000 in the first quarter of Fiscal 1996. The increase was primarily due to the 138% increase in net sales of the segment's specialty adhesives and sealants products in the first quarter of Fiscal 1997 compared to the first quarter of Fiscal 1996. Also contributing to the increase was the reduction in the first quarter of Fiscal 1997 of reserves established in connection with the Ensolite sale based on the Company's performance under the toll manufacturing arrangement with Rubatex as well as the reduction of reserves established to clean up and exit the Mishawaka, Indiana manufacturing facility and move to the Company's South Bend, Indiana manufacturing facility based on the refinement of management's estimates of such costs.

Approximately $160,000 of other expenses incurred in the first quarter of Fiscal 1997 were not allocated to any segment of the Company's business. There were not such unallocated amounts in the first quarter of Fiscal 1996.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets was $188,000 and $192,000 in the first quarter of Fiscal 1997 and Fiscal 1996, respectively,

Interest Expense. Interest expense in the first quarter of Fiscal 1997 decreased to $2,200,000 from $2,549,000 in the first quarter of Fiscal 1996. The decrease is primarily due to the interest income earned by the Company on the $5.0 million 11.75% note issued by RBX, Inc. as part of the Ensolite Sale in June 1996.

Income Tax Benefit. Income tax benefit in the first quarter of Fiscal 1997 was $481,000 as compared to an income tax benefit of $1,721,000 in the first quarter of Fiscal 1996. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on annualized income.

Liquidity and Capital Resources

For the first quarter of Fiscal 1997, operating activities used $7,353,000 in cash as compared to $4,144,000 used during the first quarter of Fiscal 1996. The increase in cash used in operations for the first quarter of Fiscal 1997 resulted primarily from increased inventories and trade accounts receivable and was partially offset by the decreased net loss.

Net cash used in investing activities for the first quarter of Fiscal 1997 was $2,691,000 as compared to $1,786,000 during the first quarter of Fiscal 1996. The net cash was used during each of the periods presented to purchase property, plant and equipment. The Company does not have any significant specific commitments for the purchase of property, plant and equipment.

Net cash provided by financing activities was $8,460,000 during the first quarter of Fiscal 1997 as compared to $5,727,000 provided during the first quarter of Fiscal 1996. The principal source of cash during the first quarter of Fiscal 1997 and Fiscal 1996 was borrowings under the Company's revolving line of credit. This increase was partially offset by the redemption of 15 shares of the Series B Preferred Stock for $2,250,000 and the contractual repayment of capital lease obligations.

The Company on December 29, 1996, had approximately $439,000 in cash and cash equivalents as compared to approximately $2,023,000 at September 29, 1996. Working capital at December 29, 1996 was $35,510,000 compared to $29,148,000 at September 29, 1996. The Company had outstanding borrowings of $10,886,000 under its $25,000,000 revolving credit facility (subject to a borrowing base limitation, approximately $20,000,000 at December 29, 1996). The principal use of cash during the first quarter of Fiscal 1997 was to pay the semi-annual interest payment on the Company's Senior Secured Notes. The Company believes that cash from its operations and its ability to borrow under the revolving credit facility mentioned above provide it sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facility will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing.

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

                                            PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         (a) The Company knows of no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business.

         (b) No legal proceedings were terminated during the three months ended December 29, 1996, other than routine litigation incidental to the Company's business.

Item 2.  Changes in Securities

               None.

Item 3.  Default upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

               None

                                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:  February 7, 1997                   By: /s/  George J. Zulanas, Jr.
       ----------------                       --------------------------
                                              George J. Zulanas, Jr.
                                              Vice President, Treasurer and
                                              Chief Financial Officer (Principal
                                              Financial Officer and Principal
                                              Accounting Officer)