Form 10-Q
period 1997-03-30
UNIROYAL TECHNOLOGY CORP
filed 1997-05-12
CIK 890096




-------------------------------------------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     ------


                                    FORM 10-Q

(Mark One)

  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

                                                        OR

  [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                 ------------  ------------

                                             Commission file number 0-20686

                                             UNIROYAL TECHNOLOGY CORPORATION
                                 (Exact name of registrant as specified in its charter)

                              Delaware                                             65-0341868
                   (State or other jurisdiction of                              (I.R.S. Employer
                   incorporation or organization)                              Identification No.)

                    2 N. Tamiami Trail, Suite 900,
                          Sarasota, FL                                                  34236
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

                  Total number of shares of outstanding stock as of April 28, 1997

                                              Common stock 13,356,517

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                             UNIROYAL TECHNOLOGY CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)
                                                     (In thousands)

                                                         ASSETS


                                                                                       March 30,          September 29,
                                                                                         1997                 1996
                                                                                       ---------          -------------

Current assets:

   Cash and cash equivalents (including restricted cash and
     cash equivalents of $764 at September 29, 1996)                                 $        78            $      2,023

   Trade receivables (less estimated reserve for
        doubtful accounts of $358 at March 30, 1997 and
        $369 at September 29, 1996)                                                       30,426                  25,094

   Inventories (Note 2)                                                                   36,785                  33,170

   Prepaid expenses and other current assets                                               1,484                   1,507

   Deferred income taxes                                                                   7,408                   7,408
                                                                                     -----------            ------------

     Total current assets                                                                 76,181                  69,202

Property, plant and equipment - net                                                       66,622                  63,984

Property, plant and equipment held for sale                                               11,578                  10,832

Note receivable                                                                            5,000                   5,000

Reorganization value in excess of amounts allocable
   to identifiable assets - net                                                            7,911                   8,288

Deferred income taxes                                                                      2,429                   1,485

Other assets                                                                              11,488                  11,995
                                                                                     -----------            ------------

TOTAL ASSETS                                                                         $   181,209            $    170,786
                                                                                     ===========            ============

                                          UNIROYAL TECHNOLOGY CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                    (Unaudited)
                                                  (In thousands)

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       March 30,          September 29,
                                                                                         1997                  1996
                                                                                      ----------          --------------
Current liabilities:
   Current portion of long-term debt                                                 $       603            $        659
   Trade accounts payable                                                                 18,171                  16,549
   Accrued expenses:
     Compensation and benefits                                                             9,737                  10,166
     Interest                                                                              3,058                   2,861
     Taxes, other than income                                                              1,735                   1,939
     State income taxes                                                                      237                     259
     Other                                                                                 5,452                   7,621
                                                                                     -----------            ------------

       Total current liabilities                                                          38,993                  40,054

Long-term debt                                                                            91,248                  72,116
Other liabilities                                                                         14,547                  15,117
                                                                                     -----------            ------------

       Total liabilities                                                                 144,788                 127,287
                                                                                     -----------            ------------

Commitments and contingencies (Note 5)

Stockholders' equity (Note 4):

   Preferred stock
     Series  B - 35  shares  issued  and  outstanding  at  September  29,  1996
     (redemption value of $150,000 per share); par value $0.01;
     1,000 shares authorized                                                                   -                   5,250
     Series C - par value $0.01; 450 shares authorized                                         -                       -
   Common stock - par value $0.01; 35,000,000 shares
     authorized: 13,307,360 and 13,233,912 shares issued or to
     be  issued, respectively                                                                134                     133
   Additional paid-in capital                                                             52,516                  52,517
   Deficit                                                                               (16,229)                (14,401)
                                                                                     ------------           -------------
                                                                                          36,421                  43,499
   Less treasury stock at cost - 50,843 shares                                                 -                       -
                                                                                     -----------            ------------
       Total stockholders' equity                                                         36,421                  43,499
                                                                                     -----------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   181,209            $    170,786
                                                                                     ===========            ============


                                See notes to condensed consolidated financial statements.



                                          UNIROYAL TECHNOLOGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                  (In thousands, except share and per share data)



                                                          Three Months Ended                 Six Months Ended
                                                     -----------------------------     ------------------------------
                                                       March 30,        March 31,        March 30,         March 31,
                                                         1997             1996             1997              1996
                                                     ------------     ------------     ------------      ------------

Net sales                                            $     51,466     $     53,492     $     97,493       $   100,168
Costs and expenses:
   Costs of goods sold                                     40,789           43,612           77,236            81,862
   Selling and administrative                               7,117            7,533           13,620            14,422
   Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets                                      189              192              377               384
   Depreciation and other amortization                      2,072            2,500            4,110             4,987
   Reorganization professional fees
     subsequent to effective date                              30              230              130               378
   Excess facility expense                                     43              413               54               649
   Strike settlement and training expense                       -              158                -               808
                                                     ------------     ------------     ------------      ------------
Income (loss) before interest and income taxes              1,226           (1,146)           1,966            (3,322)

Interest expense                                           (2,469)          (2,619)          (4,669)           (5,168)
                                                     ------------     ------------     ------------      -------------
Loss before income taxes                                   (1,243)          (3,765)          (2,703)            (8,490)
Income tax benefit (Note 3)                                   394            1,288              875              3,009
                                                     ------------     ------------     ------------      -------------

Net loss                                             $       (849)    $     (2,477)    $     (1,828)     $      (5,481)
                                                     ============     ============     ============      =============
Net loss per common share and
   common stock equivalent (Note 6) :
     Primary and fully diluted                       $      (0.06)    $      (0.19)    $      (0.14)     $       (0.42)
                                                     ============     ============     ============      =============

     Average number of shares used in
       computation                                     13,253,796       13,146,906       13,241,205         13,130,591
                                                     ============     ============     ============      =============




                                See notes to condensed consolidated financial statements.





                                             UNIROYAL TECHNOLOGY CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)



                                                                                      Six Months              Six Months
                                                                                         Ended                  Ended
                                                                                       March 30,               March 31,
                                                                                         1997                    1996
                                                                                     -----------            ------------

OPERATING ACTIVITIES:
   Net loss                                                                          $    (1,828)           $     (5,481)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                                       4,110                   4,987
       Deferred tax benefit                                                                 (944)                 (3,188)
       Amortization of reorganization value in excess of
         amounts allocable to identifiable assets                                            377                     384
       Amortization of Senior Secured Notes discount                                          55                      48
       Amortization of refinancing and debt issuance costs                                   201                     242
       Other                                                                                 103                     170
       Changes in assets and liabilities:
         (Increase) decrease in trade receivables - net                                   (5,332)                     94
         Increase in inventories                                                          (3,615)                 (2,271)
         Decrease in prepaid expenses and other assets                                       141                      50
         Increase (decrease) in accounts payable                                           1,622                    (346)
         (Decrease) increase in other accrued expenses                                    (2,627)                    447
         (Decrease) increase in other liabilities                                           (570)                    974
                                                                                     -----------            ------------
       Net cash used in operating activities                                              (8,307)                 (3,890)
                                                                                     -----------            ------------

INVESTING ACTIVITIES - Purchases of property, plant and
       equipment (Note 7)                                                                 (7,328)                 (3,328)
                                                                                     -----------            ------------

FINANCING ACTIVITIES:
   Repurchase of Senior Secured Notes                                                       (243)                      -
   Other increase in debt                                                                 19,183                   6,993
   Preferred stock redeemed                                                               (5,250)                      -
                                                                                     -----------            ------------
       Net cash provided by financing activities                                          13,690                   6,993
                                                                                     -----------            ------------

Net decrease in cash                                                                      (1,945)                   (225)
Cash and cash equivalents at beginning of period                                           2,023                     291
                                                                                     -----------            ------------
Cash and cash equivalents at end of period                                           $        78            $         66
                                                                                     ===========            ============


                                See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months and Six Months Ended
                        March 30, 1997 and March 31, 1996
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The interim Condensed Consolidated Financial Statements of Uniroyal Technology Corporation and its wholly owned subsidiaries UTCMI Corp. and ULC Corp. (the "Company") are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended September 29, 1996, October 1, 1995, and October 2, 1994. The Company's fiscal year ends on the Sunday following the last Friday in September.

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

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                  March 30,                 September 29,
                                                                    1997                        1996
                                                                 -----------                -------------

         Raw materials and supplies                              $    20,573                 $   17,058
         Work in process                                               3,177                      4,400
         Finished goods                                               13,035                     11,712
                                                                 -----------                 ----------
           Total                                                 $    36,785                 $   33,170
                                                                 ===========                 ==========

3.       INCOME TAXES

         The provisions for income tax benefit for the three months and six months ended March 30, 1997 and March 31, 1996 were calculated through the use of the estimated annual income tax rates based on annualized income (loss).

4.        STOCKHOLDERS' EQUITY

         On December 16, 1996 the Company redeemed 15 shares of Series B Preferred Stock for $2,250,000. On February 4, 1997 the Company redeemed the remaining 20 shares of Series B Preferred Stock for $3,000,000.

         On December 18, 1996, the Board of Directors designated a new series of preferred stock of the Company termed Series C Junior Participating Preferred Stock, $.01 par value ("Series C Preferred") and reserved 450 shares of the Series C Preferred for issuance. At the same time, the Board of Directors declared a dividend of a right to acquire 1/100,000 of a share of Series C Preferred to the holder of each share of common stock (the "Rights") under a Shareholder Rights Plan. The Rights will trade with the common stock and be detachable from the common stock and exercisable only in the event of an acquisition of or grant of the right to acquire 15% or more of the common stock by one party or common group or a tender offer or exchange offer to acquire 15% or more of the common stock.

         During the three months ended December 29, 1996, the Board of Directors declared a dividend of $105,000 for the period July 1, 1996 through September 30, 1996 on the Series B Preferred Stock equal to 8% per annum of the redemption price for the shares of Series B Preferred Stock ($150,000 per share). Pursuant to the Company's Amended and Restated Certificate of Incorporation, the dividends were paid by the delivery of 32,796 shares of the Company's common stock. Such dividends were charged to additional paid-in capital.

         Effective January 1, 1997 the Board of Directors declared a dividend of $98,000 for the period October 1, 1996 through December 31, 1996 on the Series B Preferred Stock equal to 8% per annum of the redemption price for the outstanding shares of Series B Preferred Stock ($150,000 per share). Pursuant to the Company's Amended and Restated Certificate of Incorporation, the dividends were paid by the delivery of 33,136 shares of the Company's common stock. Such dividends were charged to additional paid-in capital.

         On February 4, 1997 the Board of Directors declared a dividend of $17,000 on the 20 shares of Series B Preferred Stock redeemed on February 4, 1997 equal to 8% per annum of the redemption price for the shares of Series B Preferred Stock ($150,000 per share). Pursuant to the Company's Amended and Restated Certificate of Incorporation, the dividends were paid by the delivery of 7,516 shares of the Company's common stock. Such dividends were charged to additional paid-in capital.

5.       COMMITMENTS AND CONTINGENCIES

         Bankruptcy Proceedings

         Notwithstanding  the  confirmation  and  effectiveness  of the  Plan of
         Reorganization (the "Plan") of the Company's predecessors (the "Predecessor Companies"), the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") continues to have jurisdiction to, among other things, resolve disputed prepetition claims and to resolve other matters that may arise in connection with or relate to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. A total of 9,861,986 shares of the Company's common stock have been issued to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The Company retained 50,843 shares of common stock which are included in treasury stock. The remaining shares are being held pending resolution of certain retiree medical claims.

         Litigation

         Uniroyal Retiree Benefits, Inc. ("URBI"), an organization that is unaffiliated with the Company, administers a medical, prescription drug and life insurance program for certain retired employees of the Predecessor Companies and certain affiliates of the Predecessor Companies. This program is funded by the Company in accordance with the terms of an agreement entered into by and between the predecessors of URBI and the Company in connection with the Predecessor Companies' Plan. The Company had disputes with URBI concerning the eligibility of certain participants in URBI's medical plan and the level of payments due. URBI had filed a complaint with the United States District Court for the Northern District of Indiana, South Bend Division, claiming the Company had breached its agreement relating to funding URBI's operations. The case was transferred to the Bankruptcy Court. The Company filed counterclaims against URBI claiming breach of contract, fraud, negligent misrepresentation, unjust enrichment, declaratory judgment and clarification or reformation of contract. The Bankruptcy Court ruled in favor of URBI with respect to certain matters and in favor of the Company with respect to other matters. The Company filed an appeal from the Bankruptcy Court's December 20, 1995 ruling with the United States District Court for the Northern District of Indiana, South Bend Division.

         On February 13, 1997 the Company entered into a settlement agreement with URBI which was approved by the Bankruptcy Court on February 25, 1997. The settlement agreement settles and resolves all previous claims asserted or assertable, resolves all issues and disputes with respect to intention, effect and interpretation of the original agreement, and provides a future formula pursuant to which the Company will make payments to URBI in order for URBI to provide medical, drug, and life benefits to the participants. The agreement remains in effect until there are no participants or eligible lives (as defined in the agreement).

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

         Claims arising in connection with real property owned by the Company are not affected by a settlement agreement entered into in connection with the Predecessor Companies' Plan with the United States Environmental Protection Agency, the United States Department of the Interior, and the States of Wisconsin and Indiana. In connection with the acquisition of a manufacturing facility in South Bend, Indiana, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven year period. The Company has placed
         $1,000,000 in an escrow account to be used for such remediation in accordance with the terms of the purchase agreement. As of March 30, 1997 the Company had incurred approximately $59,000 of remediation costs in respect of such facility.

         The Company has established a reserve for clean-up costs, including environmental remediation costs, related to the sale of the Company's Ensolite Division and the Company's exit from its Mishawaka, Indiana leased manufacturing facility. The Company estimates that all such clean-up costs will total approximately $250,000; however, the ultimate cost will depend on the extent of contamination found as the project progresses. The Company expects the clean-up to be substantially completed within Fiscal 1997.

         Based on information available as of March 30, 1997, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

6.       (LOSS) INCOME PER COMMON SHARE

         The computations of primary and fully diluted (loss) income per common share for the three months and six months ended March 30, 1997 and March 31, 1996 are based on the weighted average number of common shares issued and outstanding (or to be issued pursuant to the Predecessor Companies' Plan) less the average number of shares held in treasury for the period. Primary and fully diluted loss per common share for the three months and six months ended March 30, 1997 and March 31, 1996 does not include the assumed conversion of the then outstanding Preferred Stock nor the exercise of the warrants and the employee stock options since their inclusion would have been anti-dilutive. The convertible preferred stock issued to the PBGC, the warrants and stock options are considered to be common stock equivalents (see Note 4 for information regarding the redemption of the Series B Preferred Stock).

7.       STATEMENT OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                 Six Months                  Six Months
                                                                    Ended                       Ended
                                                                  March 30,                   March 31,
                                                                    1997                        1996
                                                                 ----------                  ----------

         Income tax payments                                     $       60                  $      70
         Interest payments                                            4,563                      4,879

         The purchases of property, plant and equipment and net cash used in financing activities for the six months ended March 30, 1997 and March 31, 1996 does not include $77,000 and $846,000, respectively, related to property held under capitalized leases.

         Net cash used in financing activities for the six months ended March 30, 1997 and March 31, 1996 does not include the dividends paid on the Series B Preferred Stock, since they were paid with the issuance of 73,448 and 57,573 shares, respectively, of the Company's common stock.

         During the second quarter of Fiscal 1996 the Company made a matching contribution to its 401(k) Savings Plan. The contribution was made to the 401(k) Savings Plan by the re-issuance of the 52,369 common shares of treasury stock and the issuance of 8,279 additional common shares. No contribution was made during the six months ended March 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter Fiscal 1997 Compared with the Second Quarter Fiscal 1996

Net Sales. The Company's net sales decreased in the second quarter of Fiscal 1997 by approximately 4% ($2,026,000) to $51,466,000 from $53,492,000 in the second quarter of Fiscal 1996. During Fiscal 1996 the Company sold its Ensolite specialty foams division ("Ensolite Sale"). Included in the second quarter of Fiscal 1996 are net sales of Ensolite of approximately $6,015,000. Excluding such sales from the prior period amounts, net sales of the Company's continuing businesses increased by approximately 8% in the second quarter of Fiscal 1997 compared to the second quarter of Fiscal 1996. The increase is attributable to increased net sales for both the High Performance Plastics and Coated Fabrics Segments as the result of unit volume increases. The increases were partially offset by decreased net sales in the Specialty Adhesives Segment due to a relocation to a newer facility which resulted in a temporary halting of production.

Net sales by the High Performance Plastics Segment increased in the second quarter of Fiscal 1997 by approximately 8% ($2,322,000) to $32,470,000 from $30,148,000 in the second quarter of Fiscal 1996. The increase was principally due to increases in unit volume of both Royalite(R) thermoplastic products and Polycast(R) acrylic products.

Net sales by the Coated Fabrics Segment increased in the second quarter of Fiscal 1997 by approximately 27% ($3,868,000) to $18,011,000 from $14,143,000 in the second quarter of Fiscal 1996. This is principally due to increased sales to the automotive industry for a new coated vinyl product for door panels introduced in late Fiscal 1995.

Net sales of the Specialty Adhesives Segment decreased in the second quarter of Fiscal 1997 by approximately 89% ($8,216,000) to $985,000 from $9,201,000 in the second quarter of Fiscal 1996. During Fiscal 1996 the Company sold its Ensolite specialty foams division. Included in the second quarter of Fiscal 1996 are net sales of Ensolite of approximately $6,015,000. Excluding such sales from the prior period amounts, net sales of the Specialty Adhesives Segment decreased by approximately 69% in the second quarter of Fiscal 1997 compared to the second quarter of Fiscal 1996. The decrease is due to the halt in production of the Company's adhesives and sealants products during the second quarter of Fiscal 1997 while the Company relocated its Specialty Adhesives Segment, as well as certain other Company operations, to its South Bend, Indiana facility.

Income (Loss) Before Interest and Income Taxes. Income before interest and income taxes for the second quarter of Fiscal 1997 was $1,226,000, compared to a loss before interest and income taxes of $1,146,000 before for the second quarter of Fiscal 1996.

The High Performance Plastics Segment's income before interest and income taxes for the second quarter of Fiscal 1997 increased to $2,963,000 from $2,271,000 in the second quarter of Fiscal 1996. The increase was primarily due to increased sales of Royalite thermoplastic sheet and Polycast acrylic products. Also, the increase was due to lower production levels at Polycast in Fiscal 1996 due to employee retraining time and an inventory rationalization initiative which led to a temporary higher cost structure. In addition, during the second quarter of Fiscal 1996 the Company increased the reserve for estimated back pay and related employment taxes and retraining costs by $158,000 due to settlement of a strike by Polycast employees.

The Coated Fabrics Segment's loss before interest and income taxes decreased in the second quarter of Fiscal 1997 to $5,000 from a loss before interest and income taxes of $1,943,000 in the second quarter of Fiscal 1996 primarily due to the 27% increase in sales. Also contributing to the significant decrease in the loss was the impact of the Company's decision in September 1996 to dispose of the segment's Port Clinton, Ohio manufacturing operation. As a result of that decision, in Fiscal 1996 the Company established reserves associated with long-lived assets to be disposed of in accordance with SFAS No. 121. In accordance with SFAS No. 121, during the second quarter of Fiscal 1997 the Company did not incur depreciation expense on the long-lived assets to be disposed.

The Specialty Adhesives Segment's loss before interest and income taxes increased in the second quarter of Fiscal 1997 to $1,451,000 from a loss before interest and income taxes of $1,282,000 in the second quarter of Fiscal 1996. The increase in the loss was primarily due to decreased net sales in the second quarter of Fiscal 1997 as a result of the relocation of the Specialty Adhesives Segment's manufacturing operations to the South Bend, Indiana facility.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets in the second quarter of Fiscal 1997 and Fiscal 1996 was $189,000 and $192,000, respectively.

Not allocated to the segments in the second quarter of Fiscal 1997 was approximately $92,000 of miscellaneous expense. There were no such amounts in the second quarter of Fiscal 1996.

Interest Expense. Interest expense in the second quarter of Fiscal 1997 decreased to $2,469,000 from $2,619,000 in the second quarter of Fiscal 1996. The decrease is primarily due to the interest income earned by the Company on the $5,000,000 11.75% note issued by RBX, Inc. as part of the Ensolite Sale in June 1996.

Income Tax Benefit. Income tax benefit in the second quarter of Fiscal 1997 was $394,000 as compared to $1,288,000 in the second quarter of Fiscal 1996. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on annualized income (loss).

First Two Fiscal Quarters 1997 Compared with the First Two Fiscal Quarters 1996

Net Sales. The Company's net sales decreased in the first two quarters of Fiscal 1997 by approximately 3% ($2,675,000) to $97,493,000 from $100,168,000 in the first two quarters of Fiscal 1996. During Fiscal 1996 the Company sold its Ensolite specialty foams division. Included in the first two quarters of Fiscal 1996 are net sales of Ensolite of approximately $11,449,000. Excluding such sales from the prior period amounts, net sales of the Company's continuing businesses increased by approximately 10% in the first two quarters of Fiscal 1997 compared to the first two quarters of Fiscal 1996. This increase is attributable to increased net sales in all three segments of the Company.

Net sales by the High Performance Plastics Segment increased in the first two quarters of Fiscal 1997 by approximately 5% ($2,628,000) to $57,774,000 from $55,146,000 in the first two quarters of Fiscal 1996. The increase was principally due to increased volume at both Royalite and Polycast.

Net sales by the Coated Fabrics Segment increased in the first two quarters of Fiscal 1997 by approximately 18% ($4,930,000) to $32,849,000 from $27,919,000 in the first two quarters of Fiscal 1996. This increase is principally due to increased net sales in the automotive industry resulting from the Company's new coated vinyl product line introduced in late Fiscal 1995 which is being used for door panel applications.

Net sales of the Specialty Adhesives Segment decreased in the first two quarters of Fiscal 1997 by approximately 60% ($10,233,000) to $6,870,000 from $17,103,000 in the first two quarters of Fiscal 1996. During Fiscal 1996 the Company sold its Ensolite specialty foams division. Included in the first two quarters of Fiscal 1996 are net sales of Ensolite of approximately $11,449,000. Excluding such sales from the prior period amounts, net sales of the Specialty Adhesives Segment increased by approximately 22%. The increase is attributable to increased net sales of the Company's adhesives and sealants products used primarily in the commercial roofing industry.

Income (Loss) Before Interest and Income Taxes. Income before interest and income taxes for the first two quarters of Fiscal 1997 was $1,966,000, compared to a loss before interest and income taxes of $3,322,000 for the first two quarters of Fiscal 1996.

The High Performance Plastics Segment's income before interest and income taxes for the first two quarters of Fiscal 1997 increased approximately 39% to $4,308,000 from $3,104,000 in the first two quarters of Fiscal 1996. The increase was primarily attributable to increased sales of Royalite thermoplastic sheet and Polycast acrylic products. The increase was also due to the establishment of the $808,000 reserve in Fiscal 1996 for estimated back pay and related employment taxes and employee retraining costs in settlement of a strike by Polycast employees as well as a planned inventory reduction which lowered production levels in the second quarter of Fiscal 1996 and led to a temporary higher cost structure.

The Coated Fabrics Segment's loss before interest and income taxes decreased in the first two quarters of Fiscal 1997 to $1,082,000 from $3,870,000 in the first two quarters of Fiscal 1996 primarily due to increased sales. Also contributing to the decrease was the impact of the Company's decision effective in Fiscal 1996 to dispose of the segment's Port Clinton, Ohio manufacturing operation. As a result of that decision, in Fiscal 1996 the Company established reserves associated with long-lived assets to be disposed of in accordance with SFAS No.
121. In accordance with SFAS No. 121 during the first two quarters of Fiscal 1997 the Company did not incur depreciation expense on the long-lived assets to be disposed.

The Specialty Adhesives Segment's loss before interest and income taxes decreased in the first two quarters of Fiscal 1997 to $666,000 from $2,172,000 in the first two quarters of Fiscal 1996. The decrease is primarily due to increased sales in the first two quarters of Fiscal 1997 compared to the first two quarters of Fiscal 1996. Also contributing to the decrease was the reduction of reserves established in connection with the Ensolite Sale based on the Company's performance under the toll manufacturing agreement with Rubatex as well as the reduction of reserves established to clean up and exit the Mishawaka, Indiana manufacturing facility and move to the Company's South Bend, Indiana manufacturing facility based on the refinement of management's estimates of such costs.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets in the first two quarters of Fiscal 1997 and Fiscal 1996 was $377,000 and $384,000, respectively.

Not allocated to the segments in the first two quarters of Fiscal 1997 was approximately $217,000 of miscellaneous expense. There were no such amounts in the first two quarters of Fiscal 1996.

Interest Expense. Interest expense in the first two quarters of Fiscal 1997 decreased to $4,669,000 from $5,168,000 in the first two quarters of Fiscal 1996. The decrease is primarily due to the interest income earned by the Company on the $5,000,000 11.75% note issued by RBX, Inc. as part of the Ensolite Sale in June 1996.

Income Tax Benefit. Income tax benefit in the first two quarters of Fiscal 1997 was $875,000 as compared to $3,009,000 in the first two quarters of Fiscal 1996. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on annualized income (loss).

Liquidity and Capital Resources

For the first two quarters of Fiscal 1997, operating activities used $8,307,000 of cash as compared to $3,890,000 used during the first two quarters of Fiscal 1996. The increase in cash used in operating activities for the Fiscal 1997 period is primarily attributable to the increases in accounts receivable and inventories and the timing of payment of accrued expenses.

Net cash used in investing activities for the first two quarters of Fiscal 1997 was $7,328,000 as compared to $3,328,000 used during the first two quarters of Fiscal 1996. Net cash was used to purchase property, plant and equipment during the comparative periods. The increase in expenditures for property, plant and equipment during the first two quarters of Fiscal 1997 was primarily due to retrofitting the South Bend, Indiana facility to accommodate the Company's adhesives and sealants business. The Company does not have any significant specific commitments for the purchase of property, plant and equipment.

Net cash provided by financing activities was $13,690,000 during the first two quarters of Fiscal 1997 as compared to $6,993,000 provided during the first two quarters of Fiscal 1996. The Company redeemed the remaining 35 shares of the Series B Preferred Stock at par value of $5,250,000 during the first two quarters of Fiscal 1997. The principal source of cash during the first two quarters of Fiscal 1997 and Fiscal 1996 was borrowings under the Company's revolving line of credit.

The Company had approximately $78,000 in cash and cash equivalents on March 30, 1997 as compared to approximately $2,023,000 at September 29, 1996. Working capital at March 30, 1997 was $37,188,000 compared to $29,148,000 at September 29, 1996. The Company had $19,571,000 of outstanding borrowings under its $25,000,000 revolving credit facility (subject to a borrowing base limitation of approximately $24,244,000 at March 30, 1997). The principal uses of cash during the first two quarters of Fiscal 1997 were to pay the semi-annual interest payment on the Company's Senior Secured Notes and to redeem the remaining outstanding shares of its Series B Preferred Stock. The Company believes that cash from its operations and its ability to borrow under the revolving credit facility mentioned above provide it sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facility will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends upon its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing. The Company believes that it currently has sufficient liquidity to finance its existing level of operations.

Effects of Inflation

The markets in which the Company sells products are competitive. In particular, the Company has generally encountered effective resistance to price increases in connection with its sales of coated fabrics to the automotive industry and its sales of acrylics to the aerospace industry. Thus, in an inflationary environment the Company may not in all instances be able to pass through to consumers general price increases; the Company's operations may be materially impacted if such conditions were to occur. The Company has not in the past been adversely impacted by general price inflation.

                                     PART II
                                OTHER INFORMATION


Item 1.           Legal Proceedings

         (a) The Company knows of no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business.

         (b) No legal proceedings were terminated during the second quarter ended March 30, 1997, other than routine litigation incidental to the Company's business, except that in February 1997 the Company settled the litigation pending since 1994 with Uniroyal Retirement Benefits, Inc. ("URBI") in the United States District Court for the Northern District of Indiana, South Bend Division. The settlement provided for the Company to continue to provide funding for URBI but at a reduced funding level that reflects URBI's current operations.

Item 2.           Changes in Securities

                  None.

Item 3.           Default upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  On March 28,  1997,  the  Company  held its annual  meeting of stockholders in New York, New York. A total of 12,885,307 shares of capital stock of the Company were entitled to vote at the meeting. Of this amount, no votes were present in person and 10,994,399 were represented by proxy. The number of shares that were present at the meeting constituted a quorum for the transaction of all business that was to be considered at the meeting. At that time certain proposals were submitted to a vote by the stockholders.

                  Proposal number 1 was to elect eight directors for a term of one year to be elected by holders of common stock. The following directors were elected:

                                                                     Voted For            Withheld
                                                                     ---------            ---------

                  Peter C.B. Bynoe                                   8,213,252            2,781,147
                  Howard R. Curd                                     8,217,500            2,776,899
                  Richard D. Kimbel                                  8,221,052            2,773,347
                  Curtis L. Mack                                     8,212,967            2,781,432
                  Roland H. Meyer                                    8,224,567            2,769,832
                  John A. Porter                                     8,224,939            2,769,460
                  Thomas J. Russell                                  8,224,867            2,769,532
                  Robert L. Soran                                    8,217,236            2,777,163


                  Proposal number 2 was to consider and take action upon the ratification of the selection of Deloitte & Touche LLP to serve as the independent public accountants for the Company for the fiscal year ending September 28, 1997. The following summarizes the results of the vote:

                                              Voted For               Voted Against         Abstained
                                              ----------              -------------         ---------

                                              10,923,950                  41,177              29,272

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  1.  Settlement  agreement dated as of February 13, 1997 by and
                      between  Uniroyal  Technology   Corporation  and  Uniroyal
                      Retiree Benefits, Inc.

                  2. By-laws of Uniroyal Technology Corporation as amended and restated to March 28, 1997.

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:  May 9, 1997                     By:   /s/  George J. Zulanas
       -----------                           ----------------------
                                             George J. Zulanas, Jr.
                                             Vice President, Treasurer and
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)

Exhibit 1.
                              AMENDED AND RESTATED
                              SETTLEMENT AGREEMENT

     THIS AMENDED AND RESTATED SETTLEMENT AGREEMENT (this "Agreement") is made this 13th day of February, 1997 by and between UNIROYAL TECHNOLOGY CORPORATION, a Delaware corporation having an office at 2 North Tamiami Trail, Suite 900, Sarasota, Florida 34236 ("UTC"), and UNIROYAL RETIREE BENEFITS, INC., an Indiana nonprofit corporation having an office at 202 Lincolnway East, Mishawaka, Indiana 46544 ('URBI").

     WHEREAS, numerous disputes and issues have arisen between the parties regarding their respective duties and obligations under the agreement dated July, 1992 (the "Original Agreement") between the Official Retiree Committee and the debtors in the jointly administered chapter 11 cases styled as In re U.E. Systems, Inc., et al., Case No. 91-32791-HCD (Bankr. N.D. Ind.); and

     WHEREAS, UTC and URBI desire to settle and resolve their disputes on amicable terms, avoid the expense, delay and risk of continued litigation, and replace their respective duties and obligations under the Original Agreement with the duties and obligations set forth below;

     NOW THEREFORE, in consideration of the premises and the agreements hereinafter contained, and other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, UTC and URBI hereby covenant and agree as follows:

     1. Defined Terms. Capitalized terms used herein shall have the meanings set forth below:

          (a) "Annual Adjustment Percent" means (i) one hundred twenty five percent (125%) of the percentage increase in the Index for the twelve (12) months immediately preceding the Record Date for any Plan Year that commences on or before October 1, 2002, and (ii) one hundred percent (100%) of the percentage change in the Index for the twelve (12) months immediately preceding the Record Date for any Plan Year that commences after October 1, 2002.

          (b) "Annual Statement" means the schedule to be submitted by URBI to UTC with respect to each Plan Year setting forth, as of the Record Date for such Plan Year (i) the name, address, birth date, and social security number of each
(A) Under-65  Participant,  (B) Over-65 Participant,  and (C) Eligible Life, and
(ii) the amount of URBI's reserves as of the Record Date (excluding prepaid items and cash on hand for current month operating expenses).

          (c) "Approval Order" means (i) the order to be entered by the Bankruptcy Court in the First Lawsuit, in substantially the form attached hereto as Exhibit A-1, (A) determining that the judgments previously entered in the First Lawsuit have been satisfied and released, (B) authorizing and directing the release to UTC of (I) all funds deposited by UTC with the Bankruptcy Court pursuant to an order entered in the First Lawsuit on February 2, 1996, and (II) all interest thereon, and (C) dismissing the First Lawsuit with prejudice, (ii) the order to be entered by the Bankruptcy Court in the Second Lawsuit, in substantially the form attached hereto as Exhibit A-2 (A) approving the Agreement and (B) authorizing and directing the parties to comply with the Agreement and (iii) the order of the United States District Court for the Northern District of Indiana, South Bend Division, remanding the First Lawsuit back to the Bankruptcy Court for disposition, in substantially the form attached hereto as Exhibit A-3.

          (d) "Bankruptcy Court" means the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division.

          (e) "Base Year" means the Plan Year that commenced on October 1, 1996 and terminates on September 30, 1997.

          (f) "Chapter 11 Cases" means the jointly administered chapter 11 cases pending before the Bankruptcy Court and styled as In re U.E. Systems, Inc., et al, Case No. 91-32791-HCD.

          (g) "Debtors" means the debtors in the Chapter 11 Cases.

          (h) "Dependent" means a person who (i) is lawfully married to a Retiree as of the Record Date, or (ii) was lawfully married to a Retiree on the date such Retiree died; or (iii) is a natural child of a Retiree, a legally adopted child of a Retiree, or a stepchild of a Retiree who is claimed as a dependent on the Retiree's federal income tax return for the preceding calendar year, and in each case, who, as of the Record Date, is (A) less than nineteen
(19) years of age, (B) nineteen (19) years of age or older, but less than twenty-five (25) years of age, and is a full-time student, or (C) legally permanently disabled.

          (i) "Effective Date" means the first business day after the date on which action may be taken to enforce the Approval Order pursuant to Federal Rule of Civil Procedure 62, unless otherwise agreed by the parties in writing.

          (j) "Eligible Life" means a Retiree who, as of the Record Date, is alive, and for whom URBI is providing life insurance.

          (k) "Escrow Account" means the account established by URBI pursuant to paragraph 7 of the Original Agreement.

          (l) "First Lawsuit" means the adversary proceeding styled as Uniroyal Retiree Benefits, Inc. v. Uniroyal Technology Corporation, No. 95-3008-HCD.

          (m) "Index" means the general Medical Care component of the Consumer Price Index for All Urban Consumers, U.S. City Average, as published by the Bureau of Labor Statistics of the United States Department of Labor, or in the event such index ceases to be published, any substantially similar successor index.

          (n) "Over-65 Participant" means a Participant who, as of the Record Date, is sixty-five (65) years old or older.

          (o) "Participant" means any Retiree or Dependent (A) who is alive on the Record Date, (B) on whose behalf premiums have been paid to participate as of the Record Date in the medical benefits plan then provided by URBI, (C) for whom effective as of the Record Date, coverage has been provided under the medical benefits plan then provided by URBI, and (D) to whom the annualized cost of participation is not less than ninety percent (90%) of the annualized cost to other Participants of the same age as such Retiree or Dependent who have available to them the maximum level of medical benefits then being provided by URBI to Participants of such age.

          (p) "Plan" means the Third Amended Plan of Reorganization For Polycast Technology Corporation and Its Affiliated Debtors, as amended and confirmed by order of the Bankruptcy Court dated August 19, 1992.

          (q) "Plan Year" means a twelve (12) month period commencing on October 1 of one year and expiring on September 30 of the following calendar year.
          (r) "Record Date" means, with respect to any Plan Year, the August 1 immediately preceding the commencement of such Plan Year.

          (s) "Retiree" means any person who retired prior to November 13, 1991 from employment with any of the Debtors, Uniroyal Plastics Company, Inc., or Uniroyal, Inc., (in each case, to the extent the Debtors or Uniroyal Plastics Company, Inc. assumed responsibility for the provision of retiree medical or prescription drug benefits to such person at any time after such person's retirement), excluding any person who was a salaried employee of Uniroyal, Inc. or Uniroyal Plastics Company, Inc., who retired on or before October 31, 1986.

          (t) "Second Lawsuit" means the adversary proceeding styled as Uniroyal Retiree Benefits, Inc. v. Uniroyal Technology Corporation, No. 95-3142-HCD.

          (u) "Under-65 Participant" means a Participant who, as of the Record Date, is under sixty five (65) years of age.

     2. Purpose and Effect. (a) The parties have entered into this Agreement in order to (i) settle and resolve all rights and claims asserted or assertable in the First Lawsuit and the Second Lawsuit, (ii) resolve all issues and disputes (whether or nor previously raised) between the parties with respect to the intention, effect, and interpretation of the Original Agreement, (iii) provide a feasible formula pursuant to which UTC will make payments to URBI in order for URBI to provide (A) medical and drug benefits to Participants, and (B) life insurance benefits for all Eligible Lives, and (iv) clarify, amend and restate the rights and obligations of the parties to each other as contemplated by paragraph 18 of the Original Agreement.

          (b) Upon the occurrence of the Effective Date and the performance by the parties of all obligations to be performed on or before the Effective Date, the Original Agreement and all rights and obligations thereunder, shall be superseded in their entirety and replaced with this Agreement and the rights and obligations created hereby. With the exception of the obligations set forth in paragraphs 6(a) and 9 hereof, which shall become valid and enforceable upon the execution of this Agreement by the parties, this Agreement shall be null and void and of no force or effect until the occurrence of the Effective Date and the performance by the parties of all duties to be performed on or before the Effective Date.

          (c) Nothing contained herein shall constitute an admission by either of the parties of the truth, validity or propriety of any of the allegations made in the First Lawsuit or the Second Lawsuit.

     3. Base Year Payments. (a) On or before the tenth (10th) day of each month of the Base Year that commences after the occurrence of the Effective Date, UTC shall pay to URBI the amount of $178,898.17.

          (b) The amount to be paid by UTC to URBI with respect to the Base Year has been calculated on the basis of the following head-count information, which (with the exception of the information contained in paragraph 3(b)(iii), which the parties acknowledge to be incorrect, but is being stipulated to and used by the parties for purposes of this Agreement) the parties hereby stipulate and agree is true, accurate and complete:

               (i) As of the Record Date for the Base Year there are a total of five hundred twelve (512) Under-65 Participants;

               (ii) As of the Record Date for the Base Year there are a total of seven hundred sixty eight (768) Over-65 Participants; and

               (iii)As of the Record Date for the Base Year there are a total of one thousand six hundred seventy (1,670) Eligible Lives.

          (c) The amount of each monthly payment to be made by UTC pursuant to paragraph 3(a) above is calculated by taking one-twelfth (1/12th) of the sum of the following amounts:

               (i) The amount of $2,602.00 multiplied by the number of Under-65 Participants specified in paragraph 3(b)(i);

               (ii) The amount of $606.50 multiplied by the number of Over-65 Participants specified in paragraph 3(b)(ii);

               (iii)The amount of $74.11 multiplied by the number of Eligible Lives specified in paragraph 3(b)(iii); and

               (iv) The amount of $175.78 multiplied by the sum of (A) the number of Under-65 Participants specified in paragraph 3(b)(i), plus (B) the number of Over-65 Participants specified in paragraph 3(b)(ii).

          (d) On the Effective Date, UTC shall pay to URBI the difference between (i) $894,490.85, and (ii) the total amount paid by UTC to URBI during the months of October, November and December 1996 and January and February 1997.

     4. Subsequent Plan Year Payments. (a) On or before the tenth (10th) day of each month of each Plan Year after the Base Year, UTC shall pay to URBI an amount equivalent to one-twelfth (1/12th) of the sum of the following amounts:

               (i) The amount by which the number of Under-65 Participants for the prior Plan Year was multiplied, increased (or decreased, if applicable) by the Annual Adjustment Percent and multiplied by the number of Under-65 Participants as of the Record Date;

               (ii) The amount by which the number of Over-65 Participants for the prior Plan Year was multiplied, increased (or decreased, if applicable) by the Annual Adjustment Percent and multiplied by the number of Over-65 Participants as of the Record Date;

               (iii)The amount of $74.11 multiplied by the number of Eligible Lives as of the Record Date; and

               (iv) The amount of $175.78 multiplied by the sum of (i) the number of Over-65 Participants as of the Record Date, plus (ii) the number of Under-65 Participants as of the Record Date.

          (b) With respect to each Plan Year, the amount UTC is to pay per month pursuant to paragraph 4(a) above shall be reduced by an amount equivalent to one-twelfth (1/12th) of the amount by which URBI's reserves (excluding prepaid items and cash on hand for current month operating expenses) exceed $1,200,000 as of the Record Date for such Plan Year. In no event shall the provisions of this subparagraph require URBI to make a net payment to UTC.

          (c) For purposes of illustration, Exhibit B hereto contains examples of funding calculations under this paragraph 4.

     5. Computation of Participants and Eligible Lives. (a) URBI shall submit to UTC on or before the September 1 immediately preceding the commencement of each Plan Year an Annual Statement with respect to each Plan Year. An officer of URBI shall certify that, to the best of his knowledge and belief, the information contained in each Annual Statement is true, accurate and complete by executing an acknowledgment substantially in the form attached hereto as Exhibit C with respect to each Annual Statement. Notwithstanding any other provision hereof to the contrary, UTC shall have no obligation to make monthly payments to URBI during any Plan Year after the Base Year until thirty (30) days after the submission of an Annual Statement to UTC. The foregoing sentence shall only operate to delay, but not excuse, UTC's obligation to make monthly payments to URBI under this Agreement.

          (b) Not more than twenty (20) days after UTC's receipt of an Annual Statement, UTC shall submit to URBI objections with respect to the inclusion of any person on the Annual Statement as an Under-65 Participant, Over-65 Participant, or Eligible Life. Such objections shall be in writing, shall state with specificity their basis, and shall be accompanied by an acknowledgment substantially in the form attached hereto as Exhibit D. If no such objection is timely made by UTC, the information contained in the Annual Statement shall be binding for purposes of calculating UTC's payment obligations with respect to such Plan Year.

          (c) The parties shall work together in good faith to resolve amicably any objections made by UTC pursuant to paragraph 5(b). Except as the parties may otherwise agree in writing, objections not resolved by agreement within ten (10) business days after such objections are received by URBI shall be submitted to binding arbitration to be conducted in South Bend, Indiana pursuant to the Commercial Arbitration Rules of the American Arbitration Association. The non-prevailing party shall pay the costs of the arbitration; provided, that if neither party shall prevail entirely, the arbitrator shall allocate the cost to both URBI and UTC in inverse proportion to their respective degree of success in the arbitration.

          (d) Pending the resolution of any objections submitted by UTC with respect to an Annual Statement, the information contained in the Annual Statement shall be utilized to calculate the amount of UTC's monthly payments to URBI hereunder. UTC may recoup the amount of any overpayments resulting from the operation of the preceding sentence from subsequent monthly payments until such overpayments are fully recovered.

     6. Additional UTC Payment. (a) Upon the execution of this Agreement by the parties, UTC shall deliver to URBI's counsel, the law firm of Botkin Leone & Eslinger, the amount of Five Hundred Thousand Dollars ($500,000.00), such amount to be held in escrow by Botkin Leone & Eslinger, to be distributed (together with all interest accrued thereon) (i) to the Escrow Account upon the occurrence of the Effective Date, or (ii) to UTC, if the Effective Date has not occurred by February 28, 1997, in which case the Effective Date shall not occur unless or until the $500,000 is otherwise paid to URBI in cash or readily available funds.

          (b) On the Effective Date, URBI shall certify to UTC the amount of the funds held in the Escrow Account as of the Effective Date immediately prior to the receipt of the payment made pursuant to paragraph 6(a) above.

          (c) URBI may use the funds paid into the Escrow Account or any funds held therein or transferred therefrom for URBI's continuing operations as URBI deems appropriate. UTC shall have no continuing interest in or rights to the Escrow Account or any funds held therein or paid or transferred therefrom.

     7. Mutual Releases. (a) Except as specifically provided herein, UTC, on behalf of itself and any and all of its affiliates, subsidiaries, stockholders, predecessors, directors, officers, employees, representatives, agents, advisors, successors and assigns, past and present (each, a "UTC Party"), jointly and severally, shall, as of the Effective Date, fully and irrevocably release, waive and forever discharge (and hereby does so release, waive and discharge) URBI and any and all of its affiliates, subsidiaries, predecessors, directors, officers, employees, representatives, agents, advisors, successors and assigns, past and present (each, a "URBI Party"), from and against any and all manner of rights, claims, demands, actions, causes of action, losses, obligations, agreements, damages, costs, expenses and liabilities of every kind and nature whatsoever at law or in equity, known or unknown and whether or not discoverable, which any UTC Party ever may have had, currently has, or hereafter may have, against any URBI Party arising out of or in any way relating to the Original Agreement.

          (b) Except as specifically provided herein, URBI, on behalf of itself and each URBI Party, jointly and severally, shall, as of the Effective Date, fully and irrevocably release, waive and forever discharge (and hereby does so release, waive and discharge) each UTC Party from and against any and all manner of rights, claims, demands, actions, causes of action, losses, obligations, agreements, damages, costs, expenses, and liabilities of every kind and nature whatsoever at law or in equity, known or unknown and whether or not discoverable, which any URBI Party ever may have had, currently has, or hereafter may have, against any UTC Party arising out of or in any way relating to the Original Agreement.

     8. Termination of Certain Obligations. (a) The first time there are no Participants as of the Record Date, UTC's obligation to make payments under this Agreement shall cease and terminate; provided, that UTC shall continue to make payments in respect of Eligible Lives until there are no remaining Eligible Lives as of any Record Date; and provided further, that UTC's obligation to make payments shall not cease and terminate if the cause for the lack of Participants as of a Record Date is in any way related to UTC's failure to make the full payments required by this Agreement.

          (b) This Agreement shall terminate when there are neither any Eligible Lives nor any Participants. Any funds held by URBI at the termination of this Agreement shall be used for such purposes and in such manner as URBI in its discretion shall determine consistent with its non-profit, tax exempt status.

     9. Obtaining the Approval Order. Prior to the occurrence of the Effective Date, UTC and URBI shall work together cooperatively and take all actions necessary or appropriate to file and, to the extent applicable, obtain the entry of the Approval Order in substantially the form attached hereto as Exhibits A-1, A-2 and A-3.

     10. Enactment of National Health Care Program. In the event that a national health care program is enacted which provides or makes available to Participants benefits comparable or superior to those then being provided by URBI, the parties shall enter into good faith discussions regarding the appropriateness or necessity of any modifications or amendments to this Agreement.

     11. Eligibility. Nothing contained in this Agreement shall limit or in any way restrict the eligibility of any Retiree or Dependent to participate in any medical benefit or prescription drug plan or program provided by URBI, and UTC acknowledges that it does not have the right to determine whether individual Retirees or Dependents may participate in any such plan or program. No election of a Retiree or Dependent to opt out of participation in a benefit program provided by URBI, the Debtors, Uniroyal Plastics Company, Inc., or Uniroyal, Inc. shall affect the eligibility of such Retiree or Dependent to participate in any benefit program provided by URBI.

     12. Benefits Plans Responsibility. URBI shall have the exclusive right to and responsibility for the design, implementation and administration of all of its benefits programs, including medical, prescription, drug and life insurance benefits, for Retirees and Dependents and the discretion as to how funds paid by UTC are allocated among the various benefit programs of URBI.

     13. Provision of Certain Information to URBI; Meetings With Senior Management. (a) Concurrently with the filing of all reports by or on behalf of UTC with the Securities and Exchange Commission and with the issuance of all press releases by or on behalf of UTC regarding material transactions, UTC shall provide copies of such reports and releases to URBI.

          (b) At the request of URBI, senior management of UTC shall meet with URBI in South Bend, Indiana, up to twice per calendar year.

     14. Notices. All notices and communications required or permitted to be given under this Agreement (including, without limitation, Annual Statements and any objections thereto) shall be deemed to have been duly given three (3) days after mailing if in writing and delivered personally or mailed first-class, postage prepaid, to the following addresses:

                  If to UTC:
                           President
                           Uniroyal Technology Corporation
                           Two North Tamiami Trail, Suite 900
                           Sarasota, Florida 34236

                  with a copy to:
                           General Counsel
                           Uniroyal Technology Corporation
                           Two North Tamiami Trail, Suite 900
                           Sarasota, Florida 34236

                                    and

                           Thomas E Lauria, Esq.
                           White & Case
                           200 South Biscayne Boulevard
                           Miami, Florida 33131

                  If to URBI:
                           President
                           Uniroyal Retiree Benefits, Inc.
                           202 Lincolnway East
                           P. O. Box 1266
                           Mishawaka, Indiana 46544

                  with a copy to:

                           Charles S. Leone, Esq.
                           Botkin, Leone & Eslinger
                           105 E. Jefferson Boulevard
                           Suite 400
                           South Bend, Indiana 46601

All payments required to be made by UTC hereunder shall be addressed to:

                           President
                           Uniroyal Retiree Benefits, Inc.
                           220 Lincolnway East
                           P. O. Box 1266
                           Mishawaka, Indiana 46544

Either party may change the address to which any notice, communication or payment is to be directed to it by giving written notice to the other in the manner provided in this Paragraph 14.

     15. Remedies. The parties acknowledge that they shall have all legal and equitable remedies available for breach of this Agreement.

     16. Entire Agreement. This Agreement sets forth the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes all prior agreements, arrangements, and understandings between the parties relating to the subject matter hereof, and no representation, promise, inducement or statement of intention relating to the transactions contemplated by this Agreement has been made by either party which is not set forth in this Agreement, and neither party shall be bound by or liable for any such representation, promise, inducement or statement of intention not so set forth.

     17. Governing Law. This Agreement shall be governed by the laws of the State of New York, excluding the conflict-of-laws provisions thereof.

     18.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be an original and all of which taken together shall constitute one and the same agreement.

     19. Assignment. This Agreement shall not be assignable by either party hereto without the consent of the other, which consent shall not be unreasonably withheld.

     20. Amendment and Waiver. This Agreement may be amended, superseded or canceled and any of the terms hereof may be waived, only by a written instrument specifically referring to this Agreement and specifically stating that it amends, supersedes or cancels this Agreement or waives any of its terms, executed by both parties (or, in the case of a waiver, by the party waiving compliance). The failure of either party at any time or times to require performance of any provisions of this Agreement shall in no manner affect the right of such party at a later time to enforce the same. No waiver by either party of any breach of any provision of this Agreement in any one or more instances shall be deemed to be or construed as a further or continuing waiver of such breach, or a waiver of any breach of any other provision.

     21. Construction. The language used in this Agreement will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any person.

     22. Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision will be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provisions or the remaining provisions of this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

                       UNIROYAL TECHNOLOGY CORPORATION


                       By:       /s/ HOWARD R. CURD
                                 ------------------
                                 Howard R. Curd, Chairman and CEO

                       UNIROYAL RETIREE BENEFITS, INC.


                       By:       /s/ EARL BURKHART
                                 -----------------
                                 Earl Burkhart, President

Exhibit 2.
                                     BY-LAWS
                                       OF
                         UNIROYAL TECHNOLOGY CORPORATION
                            (a Delaware corporation)
                    AS AMENDED AND RESTATED TO MARCH 28, 1997

                                   I. ARTICLE

                                  Stockholders

     1. SECTION Annual Meetings. The annual meeting of stockholders for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held each year at such date and time, within or without the State of Delaware, as the Board of Directors shall determine.

     1. SECTION Special Meetings. Special meetings of stockholders for the transaction of such business as may properly come before the meeting may be called by order of a simple majority of the Board of Directors or the Chairman of the Board of Directors acting on his own initiative, and shall be held at such date and time, within or without the State of Delaware, as may be specified by such order.

     1. SECTION Notice of Meetings. Written notice of all meetings of the stockholders, stating the place, date and hour of the meeting and the place within the city or other municipality or community at which the list of stockholders may be examined, shall be mailed or delivered to each stockholder not less than 10 nor more than 60 days prior to the meeting. Notice of any special meeting shall state in general terms the purpose or purposes for which the meeting is to be held.

     1. SECTION Adjournments. Any meeting of stockholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty (30) days or if after the adjournment a new date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

     1. SECTION Stockholder Lists. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least 10 days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

     The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by this section or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

     1. SECTION Quorum. Except as otherwise provided by law or the Corporation's Certificate of Incorporation, a quorum for the transaction of business at any meeting of stockholders shall consist of the holders of record of a majority of the issued and outstanding shares of the capital stock of the Corporation entitled to vote at the meeting, present in person or by proxy. At all meetings of the stockholders at which a quorum is present, all matters, except as otherwise provided by law or the Certificate of Incorporation, shall be decided by the vote of the holders of a majority of the shares entitled to vote thereat present in person or by proxy. If there be no such quorum, the holders of a majority of such shares so present or represented may adjourn the meeting from time to time, without further notice, until a quorum shall have been obtained. When a quorum is once present it is not broken by the subsequent withdrawal of any stockholder. Solely for purposes of the Corporation's annual meeting of stockholders to be held in 1994, a quorum for the transaction of business at such meeting shall consist of the holders of record of forty percent (40%) of the issued and outstanding shares of the capital stock of the Corporation entitled to vote at the meeting, present in person or by proxy.

     1. SECTION Organization. Meetings of stockholders shall be presided over by the Chairman, if any, or if none or in the Chairman's absence the Vice Chairman, if any, or if none or in the Vice Chairman's absence the President, if any, or if none or in the President's absence a Vice President, or, if none of the foregoing is present, by a chairman to be chosen by the stockholders entitled to vote who are present in person or by proxy at the meeting. The Secretary of the Corporation, or in the Secretary's absence an Assistant Secretary, shall act as secretary of every meeting, but if neither the Secretary nor an Assistant Secretary is present, the presiding officer of the meeting shall appoint any person present to act as secretary of the meeting.

     (a)  SECTION  Voting;   Proxies;   Required  Vote.  At  each  meeting  of
stockholders, every stockholder shall be entitled to vote in person or by proxy appointed by instrument in writing, subscribed by such stockholder or by such stockholder's duly authorized attorney-in-fact (but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period), and, unless the Certificate of Incorporation provides otherwise, shall have one vote for each share of stock entitled to vote registered in the name of such stockholder on the books of the Corporation on the applicable record date fixed pursuant to these By-Laws. At all elections of directors the voting may but need not be by ballot and a plurality of the votes cast there shall elect. Except as otherwise required by law or the Certificate of Incorporation, any other action shall be authorized by a majority of the votes cast.

     (a) Any action required or permitted to be taken by the stockholders of the corporation must be effected at a duly called annual or special meeting of such holders and may not be effected by any consent in writing by such holders.

     (a) Where a separate vote by a class or classes, present in person or represented by proxy, shall constitute a quorum entitled to vote on that matter, the affirmative vote of the majority of shares of such class or classes present in person or represented by proxy at the meeting shall be the act of such class, unless otherwise provided in the Corporation's Certificate of Incorporation.

     1. SECTION Notifications of Nominations and Proposed Business. Any stockholder may nominate one or more persons for election as directors at a meeting or propose business to be brought before a meeting, or both, only if such stockholder has given timely notice in proper written form of his intent to make such nomination or nominations or to propose such business. To be timely, a stockholder's notice must be delivered or mailed and received by the Secretary of the Corporation not less than 120 calendar days in advance of the date of the Company's proxy statement released to stockholders in connection with the previous year's annual meeting of stockholders, except that if no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than 30 calendar days from the date contemplated at the time of the previous year's proxy statement, a proposal shall be received by the Secretary of the Corporation a reasonable time before the solicitation is made, prior to such meeting. To be in proper written form, a stockholder's notice to the Secretary shall set forth:

          (i) the name and address of the stockholder who intends to make the nominations or propose the business and, as the case may be, of the person or persons to be nominated or of the business to be proposed;

          (ii) a representation that the stockholder is a holder of record of stock of the corporation entitled to vote at such meeting and, if applicable, intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;

          (iii) if applicable, a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder;

          (iv) such other information regarding each nominee or each matter of business to be proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated, or intended to be nominated, or the matter been proposed, or intended to be proposed by the Board of Directors; and

          (v) if applicable, the consent of each nominee to serve as director of the corporation if so elected.

          The chairman of the meeting may refuse to acknowledge the nomination or any person or the proposal of any business not made in compliance with the foregoing procedure.

     1. SECTION Inspectors. The Board of Directors, in advance of any meeting, may, but need not, appoint one or more inspectors of election to act at the meeting or any adjournment thereof. If an inspector or inspectors are not so appointed, the person presiding at the meeting may, but need not, appoint one or more inspectors. In case any person who may be appointed as an inspector fails to appear or act, the vacancy may be filled by appointment made by the directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, if any, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors, if any, shall determine the number of shares of stock outstanding and the voting power of each, the shares of stock represented at the meeting, the existence of a quorum, and the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all stockholders. On request of the person presiding at the meeting, the inspector or inspectors, if any, shall make a report in writing of any challenge, question or matter determined by such inspector or inspectors and execute a certificate of any fact found by such inspector or inspectors.


                                   I. ARTICLE

                               Board of Directors

     1. SECTION General Powers. The business, property and affairs of the Corporation shall be managed by, or under the direction of, the Board of Directors.

     (a) SECTION Qualification; Number; Term; Remuneration. Each director shall be at least 18 years of age. A director need not be a stockholder, a citizen of the United States, or a resident of the State of Delaware. The number of directors initially constituting the entire Board shall be one. Following the initial appointment of six additional directors by such sole director, the number of directors constituting the entire Board shall be seven or such larger number as may be fixed from time to time by action of the stockholders or Board of Directors, one of whom may be selected by the Board of Directors to be its Chairman. The use of the phrase "entire Board" herein refers to the total number of directors which the Corporation would have if there were no vacancies.

     (a) Unless otherwise provided in the Corporation's Certificate of Incorporation, Directors who are elected at an annual meeting of stockholders shall hold office until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation, disqualification, removal or death. Directors who are elected in the interim to fill vacancies and newly created directorships shall hold office until the next election of the class for which such directors shall have been chosen and until their successors are elected and qualified or until their earlier resignation, disqualification, removal or death.

     (a) Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

     (a) One of the directors of the Corporation may serve as an "active" director of the Corporation and may spend as much as twenty-five percent (25%) of his available time working with the officers of the Corporation on business strategy and such other areas of concern as the Board of Directors, in its discretion, may designate.

     1. SECTION Quorum and Manner of Voting. Except as otherwise provided by law, a majority of the entire Board shall constitute a quorum. A majority of the directors present, whether or not a quorum is present, may adjourn a meeting from time to time to another time and place without notice. Except as otherwise provided in the Certificate of Incorporation or these By-Laws, the vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, but in a case of an equality of votes, the Chairman of the Board shall have a second or deciding vote.

     1. SECTION Places of Meetings. Meetings of the Board of Directors may be held at any place within or without the State of Delaware, as may from time to time be fixed by resolution of the Board of Directors, or as may be specified in the notice of meeting.

     1. SECTION Annual Meeting. Following the annual meeting of stockholders, the newly elected Board of Directors shall meet for the purpose of the election of officers and the transaction of such other business as may properly come before the meeting. Such meeting may be held without notice immediately after the annual meeting of stockholders at the same place at which such stockholders' meeting is held.

     1. SECTION Regular Meetings. Regular meetings of the Board of Directors shall be held at such times and places as the Board of Directors shall from time to time by resolution determine, provided that meetings of the Board of Directors shall be held not fewer than six (6) times during any fiscal year and provided further that during the Corporation's 1993 fiscal year, the Board of Directors shall meet a minimum of ten (10) times, with not more than one hundred twenty (120) days between any two consecutive meetings. Notice need not be given of regular meetings of the Board of Directors held at times and places fixed by resolution of the Board of Directors.

     1. SECTION Special Meetings. Special meetings of the Board of Directors shall be held whenever called by the Chairman of the Board, if any, by the Vice Chairman of the Board, if any, by the President or by any three directors then in office.

     1. SECTION Telephone Meetings Permitted. Unless otherwise restricted by the Certificate of Incorporation or by these By-Laws, members of the Board of Directors, or any committee designated by the Board, may participate in a meeting of the Board or of such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this by-law shall constitute presence in person at such meeting.

     1. SECTION Notice of Meetings. A notice of the place, date and time and the purpose or purposes of each meeting of the Board of Directors shall be given to each director by mailing the same at least three days before the special meeting, or by telegraphing or telephoning the same or by delivering the same personally not later than twenty-four hours before the time set for the meeting.

     1. SECTION Organization. At all meetings of the Board of Directors, the Chairman, if any, or if none or in the Chairman's absence or inability to act, the Vice Chairman, if any, or, in the Vice Chairman's absence or inability to act a chairman chosen by the directors, shall preside. The Secretary of the Corporation shall act as secretary at all meetings of the Board of Directors when present, and, in the Secretary's absence, the presiding officer may appoint any person to act as secretary.

     (1) SECTION Interested Directors; Quorum. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because such person's or persons' votes are counted for such purpose, if: the material facts as to the person's relationship or interest and as to the contract or transaction are disclosed or are known to the Board or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or the material facts as to the person's relationship or interest as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified by the Board, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board or of a committee which authorizes the contract or transaction.

     1. SECTION Resignation. Unless otherwise provided in these By-Laws or the Corporation's Certificate of Incorporation, any director may resign at any time upon written notice to the Corporation and such resignation shall take effect upon receipt thereof by the President or Secretary, unless otherwise specified in the resignation. At or prior to the annual meeting of stockholders held in fiscal year 1994, any or all of the directors may be removed at any time, but only for cause and only by the affirmative vote of a majority of the Board of Directors or by holders of at least two-thirds of the outstanding shares of stock entitled to vote for the election of directors cast at a meeting of the stockholders called for that purpose. Subsequent to the annual meeting of stockholders held during fiscal year 1994, any or all of the directors may be removed at any time, with or without cause, by a vote of the stockholders entitled to elect such director or directors. Except as may otherwise be provided by law, cause for removal shall be construed to exist only if:

(x) the Director whose removal is proposed

     (1) has been convicted of a felony by a court of competent jurisdiction and such conviction is no longer subject to direct appeal,

     (1) has engaged in fraudulent or dishonest conduct, or gross abuse of authority or discretion, with respect to the Corporation, and

     (1) has been declared of unsound mind by order of a court of competent jurisdiction, and such declaration is no longer subject to direct appeal, or has committed an action which constitutes intentional misconduct or knowing violation of law if such action in either event results both in an improper substantial personal benefit and a material injury to the Corporation.

and (y)  removal would be in the best interests of the Corporation.

     1. SECTION Vacancies. Unless otherwise provided in the Certificate of Incorporation or these By-Laws (and with respect to the addition of two additional directors to be elected by the holders of the Series A Preferred
Stock and Series B Preferred Stock as provided in the Certificate of Incorporation), vacancies on the Board of Directors, whether caused by resignation, death, disqualification, removal, an increase in the authorized number of directors or otherwise, may be filled by the affirmative vote of a majority of the remaining directors, although less than a quorum, or by a sole remaining director, or at a special meeting of the stockholders called for such purpose.

     1. SECTION Action by Unanimous Written Consent. Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if all the directors consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors.

     1. SECTION Compensation of Directors. The Board of Directors or any committee it may designate shall have the authority to fix the compensation, if any, of directors.



                                   I. ARTICLE

                                   Committees

     1. SECTION Appointment. From time to time the Board of Directors by a resolution adopted by a majority of the entire Board may appoint any committee or committees for any purpose or purposes, to the extent lawful, which shall have powers as shall be determined and specified by the Board of Directors in the resolution of appointment; provided, however, that the Board of Directors shall appoint an executive committee, an audit committee and a compensation committee and shall delegate such powers and authority to such committees as the Board of Directors deems necessary and proper and as is customary in similar publicly held corporations.

     1. SECTION Procedures, Quorum and Manner of Acting. Each committee shall fix its own rules of procedure, and shall meet where and as provided by such rules or by resolution of the Board of Directors. Except as otherwise provided by law, the presence of a majority of the then appointed members of a committee shall constitute a quorum for the transaction of business by that committee, and in every case where a quorum is present the affirmative vote of a majority of the members of the committee present shall be the act of the committee. Each committee shall keep minutes of its proceedings, and actions taken by a committee shall be reported to the Board of Directors.

     1. SECTION Action by Unanimous Written Consent. Any action required or permitted to be taken at any meeting of any committee of the Board of Directors may be taken without a meeting if all the members of the committee consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the committee.

     1. SECTION Term; Termination. In the event any person shall cease to be a director of the Corporation, such person shall simultaneously therewith cease to be a member of any committee appointed by the Board of Directors.


                                   I. ARTICLE

                                    Officers

     1. SECTION Election and Qualifications. The Board of Directors shall elect the officers of the Corporation, which shall include a Chairman of the Board, a Chief Executive Officer, a President and a Secretary, and may include, by election or appointment, one or more Vice Presidents (any one or more of whom may be given an additional designation of rank or function), a Treasurer and such Assistant Secretaries, such Assistant Treasurers and such other officers as the Board may from time to time deem proper; provided, however, that Howard R. Curd shall be elected to serve as the Corporation's Chief Executive Officer. Each officer shall have such powers and duties as may be prescribed by these By-Laws and as may be assigned by the Board of Directors or the President. Any two or more offices may be held by the same person except the offices of President and Secretary.

     1. SECTION Term of Office and Remuneration. The term of office of all officers shall be until the next annual meeting of the Board of Directors and until their respective successors have been elected and qualified, but any officer may be removed from office, either with or without cause, at any time by the vote of a majority of the entire Board of Directors. Any vacancy in any office may be filled for the unexpired portion of the term by the Board of Directors. The remuneration of all officers of the Corporation may be fixed by the Board of Directors or in such manner as the Board of Directors shall provide.

     1. SECTION Resignation; Removal. Any officer may resign at any time upon written notice to the Corporation and such resignation shall take effect upon receipt thereof by the President or Secretary, unless otherwise specified in the resignation.

     1. SECTION Chairman of the Board. The Chairman of the Board of Directors, if there be one, shall preside at all meetings of the Board of Directors and shall have such other powers and duties as may from time to time be assigned by the Board of Directors.

     1. SECTION Chief Executive Officer. The Chief Executive Officer of the Corporation shall have such duties as customarily pertain to that office. The Chief Executive Officer shall have general management and supervision of the property, business and affairs of the Corporation and over its other officers; may appoint and remove assistant officers and other agents and employees, other than officers referred to in Section 1 of this Article IV; and may execute and deliver in the name of the Corporation powers of attorney, contracts, bonds and other obligations and instruments.

     1. SECTION President. The President of the Corporation may execute and deliver in the name of the Corporation contracts and other obligations and instruments pertaining to the regular course of the duties of said office, and shall have such other authority and duties as from time to time may be assigned by the Board of Directors or the Chief Executive Officer.

     2. SECTION Vice President. A Vice President may execute and deliver in the name of the Corporation contracts and other obligations and instruments pertaining to the regular course of the duties of said office, and shall have such other authority and duties as from time to time may be assigned by the Board of Directors, the Chief Executive Officer or the President.

     1. SECTION Treasurer. The Treasurer shall in general have all duties incident to the position of Treasurer and such other duties as may be assigned by the Board of Directors, the Chief Executive Officer or the President.

     1. SECTION Secretary. The Secretary shall in general have all the duties incident to the office of Secretary and such other duties as may be assigned by the Board of Directors, the Chief Executive Officer or the President.

     1. SECTION Assistant Officers. Any assistant officer shall have such powers and duties of the officer such assistant officer assists as such officer, the Chief Executive Officer, the President or the Board of Directors shall from time to time prescribe.

     1. SECTION Other Officers. The other officers, if any, of the Corporation shall have such powers and duties in the management of the Corporation as shall be stated in a resolution of the Board of Directors which is not inconsistent with these by-laws and, to the extent not so stated, as generally pertain to their respective offices, subject to the control of the Board. The Board may require any officer, agent or employee to give security for the faithful performance of the duties of such person.

     i) SECTION Indemnification of Directors, Officers and Employees. A director of the Corporation shall not be personally liable either to the Corporation or any stockholder for monetary damages for breach of fiduciary duty as a director, except ( for any breach of the director's duty of loyalty to the Corporation or its stockholders, or ( for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of the law, or ( for any matter in respect of which such director shall be liable under Section 174 of Title 8 of the General Corporation Law of the State of Delaware or any amendment thereto or successor provision thereto, or ( for any transaction from which the director shall have derived an improper personal benefit. Neither amendment nor repeal of this paragraph (a) nor the adoption of any provision of the Certificate of Incorporation inconsistent with this paragraph (a) shall eliminate or reduce the effect of this paragraph (a) in respect of any matter occurring, or any cause of action, suit or claim that, but for this paragraph (a) of this Article, would accrue or arise, prior to such amendment, repeal or adoption of an inconsistent provision.

     (a) The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to, or testifies in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative in nature, by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding to the full extent permitted by law, and the Corporation may adopt By-Laws or enter into agreements with any such person for the purpose of providing for such indemnification.

     (a) To the extent that a director or officer of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in paragraph (b) of this Article, or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by such person in connection therewith.

     (a) Expenses incurred by an officer, director, employee or agent in defending or testifying in a civil, criminal, administrative or investigative action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that such director or officer is not entitled to be indemnified by the Corporation against such expenses as authorized by this Article, and the Corporation may adopt By-Laws or enter into agreements with such persons for the purpose of providing for such advances.

     (a) The indemnification permitted by this Article shall not be deemed exclusive of any other rights to which any person may be entitled under any agreement, vote of stockholders or disinterested directors or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding an office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such person.

     (a) The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, employee benefit plan trust or other enterprise against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the Corporation would have the power to indemnify such person against such liability under the provisions of this Article or otherwise.

     (a) The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to, or testifies in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative in nature, by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding to the full extent permitted by law, and the Corporation may adopt By-Laws or enter into agreements with any such person for the purpose of providing for such indemnification.

                                   I. ARTICLE

                               Books and Records

     1. SECTION Location. The books and records of the Corporation may be kept at such place or places within or outside the State of Delaware as the Board of Directors or the respective officers in charge thereof may from time to time determine. The record books containing the names and addresses of all stockholders, the number and class of shares of stock held by each and the dates when they respectively became the owners of record thereof shall be kept by the Secretary as prescribed in the By-Laws and by such officer or agent as shall be designated by the Board of Directors.

     1. SECTION Addresses of Stockholders. Notices of meetings and all other corporate notices may be delivered personally or mailed to each stockholder at the stockholder's address as it appears on the records of the Corporation.

     (a) SECTION Fixing Date for Determination of Stockholders of Record. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors and which record date shall not be more than 60 nor less than 10 days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     (a) In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted and which record date shall be not more than 60 days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.


                                   I. ARTICLE

                         Certificates Representing Stock

     1. SECTION Certificates; Signatures. The shares of the Corporation shall be represented by certificates, provided that the Board of Directors of the Corporation may provide by resolution or resolutions that some or all of any or all classes or series of its stock shall be uncertificated shares. Any such resolution shall not apply to shares represented by a certificate until such certificate is surrendered to the Corporation. Notwithstanding the adoption of such a resolution by the Board of Directors, every holder of stock represented by certificates and upon request every holder of uncertificated shares shall be entitled to have a certificate, signed by or in the name of the Corporation by the Chairman or Vice Chairman of the Board of Directors, or the President or Vice President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation, representing the number of shares registered in certificate form. Any and all signatures on any such certificate may be facsimiles. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue. The name of the holder of record of the shares represented thereby, with the number of such shares and the date of issue, shall be entered on the books of the Corporation.

     1. SECTION Transfers of Stock. Upon compliance with provisions restricting the transfer or registration of transfer of shares of stock, if any, shares of capital stock shall be transferable on the books of the Corporation only by the holder of record thereof in person, or by duly authorized attorney, upon surrender and cancellation of certificates for a like number of shares, properly endorsed, and the payment of all taxes due thereon.

     1. SECTION Fractional Shares. The Corporation may, but shall not be required to, issue certificates for fractions of a share where necessary to effect authorized transactions, or the Corporation may pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined, or it may issue scrip in registered or bearer form over the manual or facsimile signature of an officer of the Corporation or of its agent, exchangeable as therein provided for full shares, but such scrip shall not entitle the holder to any rights of a stockholder except as therein provided.

     The Board of Directors shall have power and authority to make all such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates representing shares of the Corporation.

     1. SECTION Lost, Stolen or Destroyed Certificates. The Corporation may issue a new certificate of stock in place of any certificate, theretofore issued by it, alleged to have been lost, stolen or destroyed, and the Board of Directors may require the owner of any lost, stolen or destroyed certificate, or his legal representative, to give the Corporation a bond sufficient to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of any such new certificate.


                                   I. ARTICLE

                                    Dividends

     Subject always to the provisions of law and the Certificate of Incorporation, the Board of Directors shall have full power to determine whether any, and, if any, what part of any, funds legally available for the payment of dividends shall be declared as dividends and paid to stockholders; the division of the whole or any part of such funds of the Corporation shall rest wholly within the lawful discretion of the Board of Directors, and it shall not be required at any time, against such discretion, to divide or pay any part of such funds among or to the stockholders as dividends or otherwise; and before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, thinks proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Board of Directors shall think conducive to the interest of the Corporation, and the Board of Directors may modify or abolish any such reserve in the manner in which it was created.


                                   I. ARTICLE

                                  Ratification

     Any transaction, questioned in any law suit on the ground of lack of authority, defective or irregular execution, adverse interest of director, officer or stockholder, non-disclosure, miscomputation, or the application of improper principles or practices of accounting, may be ratified before or after judgment, by the Board of Directors or by the stockholders, and if so ratified shall have the same force and effect as if the questioned transaction had been originally duly authorized. Such ratification shall be binding upon the Corporation and its stockholders and shall constitute a bar to any claim or execution of any judgment in respect of such questioned transaction.

                                   I. ARTICLE

                                 Corporate Seal

     The corporate seal shall have inscribed thereon the name of the Corporation and the year of its incorporation, and shall be in such form and contain such other words and/or figures as the Board of Directors shall determine. The corporate seal may be used by printing, engraving, lithographing, stamping or otherwise making, placing or affixing, or causing to be printed, engraved, lithographed, stamped or otherwise made, placed or affixed, upon any paper or document, by any process whatsoever, an impression, facsimile or other reproduction of said corporate seal.


                                   I. ARTICLE

                                   Fiscal Year

     The fiscal year of the Corporation shall be fixed, and shall be subject to change, by the Board of Directors. Unless otherwise fixed by the Board of Directors, the fiscal year of the Corporation shall be the twelve month period ending on the Sunday following the last Friday in September of each year.


                                   I. ARTICLE

                                Waiver of Notice

     Whenever notice is required to be given by these By-Laws or by the Certificate of Incorporation or by law, a written waiver thereof, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent to notice.

                                   I. ARTICLE

                     Bank Accounts, Drafts, Contracts, Etc.

     1. SECTION Bank Accounts and Drafts. In addition to such bank accounts as may be authorized by the Board of Directors, the primary financial officer or any person designated by said primary financial officer, whether or not an employee of the Corporation, may authorize such bank accounts to be opened or maintained in the name and on behalf of the Corporation as he may deem necessary or appropriate, payments from such bank accounts to be made upon and according to the check of the Corporation in accordance with the written instructions of said primary financial officer, or other person so designated by the Treasurer.

     1. SECTION Contracts. Except as otherwise restricted by the Certificate of Incorporation, the Board of Directors may authorize any person or persons, in the name and on behalf of the Corporation, to enter into or execute and deliver any and all deeds, bonds, mortgages, contracts and other obligations or instruments, and such authority may be general or confined to specific instances.

     1. SECTION Proxies; Powers of Attorney; Other Instruments. The Chairman, the Chief Executive Officer, the President or any other person designated by either of them shall have the power and authority to execute and deliver proxies, powers of attorney and other instruments on behalf of the Corporation in connection with the rights and powers incident to the ownership of stock by the Corporation. The Chairman, the Chief Executive Officer, the President or any other person authorized by proxy or power of attorney executed and delivered by either of them on behalf of the Corporation may attend and vote at any meeting of stockholders of any company in which the Corporation may hold stock, and may exercise on behalf of the Corporation any and all of the rights and powers incident to the ownership of such stock at any such meeting, or otherwise as specified in the proxy or power of attorney so authorizing any such person. The Board of Directors, from time to time, may confer like powers upon any other person.

     1. SECTION Financial Reports. The Board of Directors may appoint the primary financial officer or other fiscal officer and/or the Secretary to cause to be prepared and furnished to stockholders entitled thereto any special financial notice and/or financial statement, as the case may be, which may be required by any provision of law.


                                   I. ARTICLE

                                   Amendments

     Except as provided in the Certificate of Incorporation, the Board of Directors shall have power to adopt, amend or repeal By-Laws. By-Laws adopted by the Board of Directors may be repealed or changed, and new By-Laws made, by the stockholders, and the stockholders may prescribe that any By-Law made by them shall not be altered, amended or repealed by the Board of Directors.