Form 10-Q
period 1997-06-29
UNIROYAL TECHNOLOGY CORP
filed 1997-08-12
CIK 890096




                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549


                                                     FORM 10-Q

(Mark One)
[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

                                                         OR

[   ]             TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  _____  to  _____

                                           Commission file number  0-20686

                                           UNIROYAL TECHNOLOGY CORPORATION
                               (Exact name of registrant as specified in its charter)

                              Delaware                                             65-0341868
                   (State or other jurisdiction of                                (IRS Employer
                   incorporation or organization)                              Identification No.)

                     2 N. Tamiami Trail, Suite 900
                            Sarasota, FL                                              34236
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

                    Total number of shares of outstanding stock as of August 4, 1997

                                                 Common stock 13,356,517



                          PART 1- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                          UNIROYAL TECHNOLOGY CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)

                                                      ASSETS
                                                                               June 29,               September 29,
                                                                                 1997                     1996
                                                                            ---------------        --------------------
Current assets:

    Cash and cash equivalents (including restricted cash
        and cash equivalents of $764 at September 29, 1996)                    $        80               $       2,023

    Trade accounts receivable (less estimated reserve
         for doubtful accounts of $339 and $369, respectively)                      26,849                      25,094

    Inventories (Note 2)                                                            34,925                      33,170

    Prepaid expenses and other current assets                                        1,790                       1,507

    Deferred income taxes                                                            7,408                       7,408
                                                                               -----------                 -----------

         Total current assets                                                       71,052                      69,202

Property, plant and equipment-net                                                   66,096                      63,984

Property, plant and equipment held for sale                                         11,090                      10,832

Note receivable                                                                      5,000                       5,000

Reorganization value in excess of amounts allocable
   to identifiable assets-net                                                        7,723                       8,288

Deferred income taxes                                                                1,730                       1,485

Other assets                                                                        12,669                      11,995
                                                                               -----------                 -----------

TOTAL ASSETS                                                                   $   175,360                 $   170,786
                                                                               ===========                 ===========




                                           UNIROYAL TECHNOLOGY CORPORATION
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                     (Unaudited)
                                                    (In thousands)

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               June 29,             September 29,
                                                                                 1997                   1996
                                                                           ------------------    --------------------
Current liabilities:
   Current portion of long-term debt                                              $      520              $      659
   Trade accounts payable                                                             15,928                  16,549
   Accrued expenses:
      Compensation and benefits                                                        9,618                  10,166
      Interest                                                                           921                   2,861
      Taxes, other than income                                                         1,432                   1,939
      State income taxes                                                                 200                     259
      Other                                                                            6,698                   7,621
                                                                                  ----------              ----------

         Total current liabilities                                                    35,317                  40,054

Long-term debt                                                                        87,170                  72,116
Other liabilities                                                                     15,244                  15,117
                                                                                  ----------              ----------

          Total liabilities                                                          137,731                 127,287
                                                                                  ----------              ----------

Commitments and contingencies (Note 5)

Stockholders' equity (Note 4):
  Preferred stock
    Series B - 35  shares  issued  and  outstanding  at
     September  29,  1996 (redemption value of $150,000
     per share); par value $0.01; 1,000 shares authorized                                 -                   5,250
    Series C - par value $0.01; 450 shares authorized; none issued                        -                       -
  Commom Stock - par value $0.01; 35,000,000 shares
       authorized:  13,407,360 and 13,233,912 shares
       issued or to be issued, respectively                                             135                     133
  Additional paid-in capital                                                         52,840                  52,517
  Deficit                                                                           (15,346)                (14,401)
                                                                                  ---------               ---------
                                                                                     37,629                  43,499
  Less treasury stock at cost - 50,843 shares                                             -                       -
                                                                                  ---------               ---------
        Total stockholders' equity                                                   37,629                  43,499
                                                                                  ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 175,360               $ 170,786
                                                                                  =========               =========

                             See notes to condensed consolidated financial statements.

                                              UNIROYAL TECHNOLOGY CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                       (In thousands, except share and per share data)

                                                          Three Months Ended                       Nine Months Ended
                                                   ----------------------------------     -------------------------------------
                                                        June 29,          June 30,             June 29,             June 30,
                                                         1997               1996                 1997                 1996
                                                   --------------       -------------       -------------        -------------
Net sales                                                $55,702             $56,296             $153,195             $156,464
Costs and expenses:
 Costs of goods sold                                      42,615              44,742              119,851              126,604
 Selling and administrative                                6,654               7,044               20,274               21,466
 Amortization of reorganization value
    in excess of amounts allocable
    to identifiable assets                                   188                 193                  565                  577
 Depreciation and other amortization                       2,084               2,519                6,194                7,506
 Reorganization professional fees
    subsequent to effective date                              13                  87                  143                  465
 Excess facility expense                                       -                 206                   54                  855
 Gain on sale of division (Notes 8 and 9)                      -              (2,282)                   -               (2,282)
 Strike settlement and training expense                        -                   -                    -                  808
                                                      ----------          ----------          -----------           ----------

Income before interest and income taxes                    4,148               3,787                6,114                  465

Interest expense-net                                      (2,549)             (2,462)              (7,218)              (7,630)
                                                      ----------          ----------          -----------           ----------

Income (loss) before income taxes                          1,599               1,325               (1,104)              (7,165)

Income tax (expense) benefit (Note 3)                       (716)               (789)                 159                2,220
                                                      ----------          ----------          -----------           ----------

Net income (loss)                                     $      883          $      536          $     (945)           $   (4,945)
                                                      ==========          ==========          ===========           ==========

Net income (loss) per common share
 and common stock equivalent (Note 6):
   Primary and fully diluted                          $     0.07          $     0.04          $    (0.07)           $    (0.38)
                                                      ==========          ==========          ===========           ==========

   Average number of shares used
     in computation                                   13,421,329          14,722,675           13,279,276           13,157,809
                                                      ==========          ==========          ===========           ==========


                                See notes to condensed consolidated financial statements.





                                             UNIROYAL TECHNOLOGY CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)





                                                                                            Nine Months Ended
                                                                                   ------------------------------------
                                                                                       June 29,               June 30,
                                                                                         1997                   1996
                                                                                      ----------             ----------
OPERATING ACTIVITIES:
 Net loss                                                                               $  (945)               $(4,945)
 Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                                                           6,194                  7,506
  Deferred tax benefit                                                                     (245)                (2,987)
  Amortization of reorganization value in excess of
    amounts allocable to identifiable assets                                                565                    577
  Amortization of Senior Secured Notes discount                                              84                     74
  Amortization of refinancing and debt issuance costs                                       310                    357
  Gain on sale of division (Notes 8 and 9)                                                    -                 (2,282)
  Other                                                                                     250                    128
  Changes in assets and liabilities:
   (Increase) decrease in trade accounts receivable-net                                  (1,512)                 1,136
   Increase in inventories                                                               (1,689)                (2,397)
   (Increase) decrease in prepaid expenses
     and other assets                                                                      (111)                   450
   Decrease in trade accounts payable                                                      (703)                  (682)
   Decrease in other accrued expenses                                                    (6,088)                (1,242)
   (Decrease) increase in other liabilities                                                (395)                   858
                                                                                       --------               --------
Net cash used in operating activities                                                    (4,285)                (3,449)
                                                                                       --------               --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment (Note 7)                                   (10,436)                (6,190)
  Proceeds from sale of assets (Notes 8 and 9)                                            4,657                 19,641
  Payment for purchase of C. Gunther Company,
     net of cash acquired                                                                (1,379)                     -
                                                                                       --------               --------

  Net cash (used in) provided by investing activities                                    (7,158)                13,451
                                                                                       --------               --------

FINANCING ACTIVITIES:
  Repurchase of Senior Secured Notes                                                       (243)                     -
  Other increase (decrease) in debt-net                                                  14,993                 (4,789)
  Preferred stock redeemed                                                               (5,250)                     -
  Stock options exercised                                                                     -                     12
                                                                                       --------               --------
 Net cash provided by (used in) financing activities                                      9,500                 (4,777)
                                                                                       --------               --------

Net (decrease) increase in cash                                                          (1,943)                 5,225
Cash and cash equivalents at beginning of period                                          2,023                    291
                                                                                       --------               --------
Cash and cash equivalents at end of period                                             $     80               $  5,516
                                                                                       ========               ========


                                See notes to condensed consolidated financial statements.



                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For The Three Months and Nine Months Ended
                         June 29, 1997 and June 30, 1996
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The interim Condensed Consolidated Financial Statements of Uniroyal Technology Corporation and its wholly owned subsidiaries UTCMI Corporation, ULC Corporation and C. Gunther Company (the "Company") are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994. The Company's fiscal year ends on the Sunday following the last Friday in September.

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

2.    INVENTORIES

      Inventories consisted of the following (in thousands):

                                                                    June 29,        September 29,
                                                                      1997              1996
                                                                   ---------        ------------
      Raw materials and supplies                                   $  19,765            $ 17,058
      Work in process                                                  2,959               4,400
      Finished goods                                                  12,201              11,712
                                                                   ---------           ---------
        Total                                                      $  34,925           $  33,170
                                                                   =========           =========

3.    INCOME TAXES

      The provisions for income tax (expense) benefit for the three months and nine months ended June 29, 1997 and June 30, 1996 were calculated through the use of the estimated annual income tax rates based on projected annualized income (loss).

4.    STOCKHOLDERS' EQUITY

      On December 16, 1996 the Company redeemed 15 shares of Series B Preferred Stock for $2,250,000. On February 4, 1997 the Company redeemed the remaining 20 shares of Series B Preferred Stock for $3,000,000.

      On December 18, 1996, the Board of Directors designated a new series of preferred stock of the Company termed Series C Junior Participating Preferred Stock, $0.01 par value ("Series C Preferred") and reserved 450 shares of the Series C Preferred for issuance. At the same time, the Board of Directors declared a dividend of a right to acquire 1/100,000 of a share of Series C Preferred to the holder of each share of common stock (the "Rights") under a Shareholder Rights Plan. The Rights will trade with the common stock and be detachable from the common stock and exercisable only in the event of an acquisition of or grant of the right to acquire 15% or more of the common stock by one party or common group or a tender offer or exchange offer to acquire 15% or more of the common stock.

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

5.    COMMITMENTS AND CONTINGENCIES

      Bankruptcy Proceedings

      Notwithstanding the confirmation and effectiveness of the Plan of Reorganization (the "Plan") of the Company's predecessors (the "Predecessor Companies"), the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") continues to have jurisdiction to, among other things, resolve disputed prepetition claims and to resolve other matters that may arise in connection with or related to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. A total of 9,861,986 shares of the Company's common stock have been issued to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessors Companies and to the Company's ESOP. The Company retained 50,843 shares of common stock which are included in the treasury stock. The remaining shares are being held pending resolution of certain retiree medical claims.

      Litigation

      Uniroyal Retirees Benefits, Inc. ("URBI"), an organization that is unaffiliated with the Company, administers a medical, prescription drug and life insurance program for certain retired employees of the Predecessor Companies and certain affiliates of the Predecessor Companies. This program is funded by the Company in accordance with the terms of an agreement entered into by and between the predecessors of URBI and the Company in connection with the Predecessor Companies' Plan. The Company had disputes with URBI concerning the eligibility of certain participants in URBI's medical plan and level of payment due. URBI had filed a complaint with the United States District Court for the Northern District of Indiana, South Bend Division, claiming the Company had breached its agreement relating to funding URBI's operations. The case was transferred to the Bankruptcy Court. The Company filed counterclaims against URBI claiming breach of contract, fraud, negligent misrepresentation, unjust enrichment, declaratory judgment and clarification or reformation of contract. The Bankruptcy Court ruled in favor of URBI with respect to certain matters and in favor of the Company with respect to other matters. The Company filed an appeal from the Bankruptcy Court's December 20, 1995 ruling with the United States District Court for the Northern District of Indiana, South Bend Division.

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

      Environmental Factors

      The Company is subject to a wide range of federal, state and local laws and regulations designed to protect the environment and worker health and safety. The Company's management emphasizes compliance with these laws and regulations. The Company has instituted programs to provide guidance and training and to audit compliance with environmental laws and regulations at Company owned or operated facilities. The Company's policy is to accrue environmental and cleanup-related costs of a non-capital nature when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Claims arising in connection with real property owned by the Company are not affected by a settlement agreement entered into in connection with the Predecessor Companies' Plan with the United States Environmental Protection Agency, the United States Department of the Interior, and the states of Wisconsin and Indiana. In connection with the acquisition of a manufacturing facility in South Bend, Indiana, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven year period. The Company has placed $1,000,000 in an escrow account to be used for such remediation in accordance with the terms of the purchase agreement. As of June 29, 1997 the Company had incurred approximately $71,000 of remediation costs in respect of such facility.

      Based on information available as of June 29, 1997, the Company believes that the costs of known environmental matters are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.


6.    INCOME (LOSS) PER COMMON SHARE

      The computations of primary and fully diluted income (loss) per common share for the three months and nine months ended June 29, 1997 and June 30, 1996 are based on the weighted average number of common shares issued and outstanding (or to be issued pursuant to the Predecessor Companies'
      Plan) less the average number of shares held in treasury for the period. Primary and fully diluted income per common share for the three months ended June 29, 1997 and June 30, 1996 include the assumed conversion of the then outstanding Preferred Stock, if any, and the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. Primary and fully diluted loss per common share for the nine months ended June 29, 1997 and June 30, 1996 do not include the assumed conversion of the then outstanding Preferred Stock nor the exercise of the warrants and the employee stock options since their inclusion would have been anti-dilutive. The convertible preferred stock issued to the PBGC, the warrants and stock options are considered to be common stock equivalents. (See Note 4 for information regarding the redemption of the Series B Preferred Stock.)


7.    STATEMENTS OF CASH FLOWS

      Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                        Nine Months Ended
                                                                     June 29,          June 30,
                                                                       1997              1996
                                                                    ---------         ---------
      Interest payments                                              $ 9,204           $ 9,474
      Income tax payments                                                 70               654

      The decrease in other accrued expenses in operating activities during the nine months ended June 29, 1997 includes a $2,633,000 reduction in the restructuring reserve related to the sale of the Ensolite Division (see
      Note 8) for the write-down of property, plant and equipment no longer utilized after the expiration of the tolling agreement.

      The purchases of property, plant and equipment and net cash used in financing activities for the nine months ended June 29, 1997 and June 30, 1996 do not include $77,000 and $846,000, respectively, related to property held under capitalized leases.

      Net cash used in financing activities for the nine months ended June 29, 1997 and June 30, 1996 does not include the dividends paid on the Series B Preferred Stock since they were paid with the issuance of 73,448 and 88,636 shares, respectively, of the Company's common stock.

      During the second quarter of Fiscal 1996 the Company made a matching contribution to its 401(k) Savings Plan. The contribution was made to the 401(k) Savings Plan by the re-issuance of the 52,369 common shares of treasury stock and the issuance of 8,279 additional common shares. No contribution was made during the nine months ended June 29, 1997.

8.    SALE OF ENSOLITE DIVISION

      Pursuant to an asset purchase agreement dated June 10, 1996, the Company sold substantially all of its assets, net of certain liabilities, of its Ensolite closed-cell foam division to Rubatex Corporation ("Rubatex") for $25,000,000 consisting of cash in the amount of $20,000,000 and a promissory note of the parent of Rubatex in the amount of $5,000,000 (the "Ensolite Sale"). Interest on the promissory note is payable semi-annually at 11.75% per annum. The promissory note matures on May 1, 2006. In the third quarter ended June 30, 1996, the Company recognized a pre-tax gain on the sale of approximately $2,282,000 net of transaction costs, the write-down of certain fixed assets not acquired by Rubatex and after consideration of reserves for severance and incentive packages for Ensolite employees, facility clean-up costs and the recognition of Ensolite's pro rata share of the Company's transition obligation in accordance with Statement of Financial Accounting Standards No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions". The purchase price was adjusted for changes in working capital, as defined in the asset purchase agreement, between October 1, 1995 and June 10, 1996. The change in working capital resulted in additional proceeds and select assets due to the Company from Rubatex of approximately $700,000. Such amount has been included in the pre-tax gain on sale.

      The Company and Rubatex also entered into an earn-out agreement whereby the Company could earn between $.15 and $.20 per board foot of Ensolite products produced by Rubatex in excess of the base volume as defined in such agreement during each of the four year periods following the closing of the Ensolite Sale with a maximum earn-out of $3,000,000 during the four year period following the closing of the sale. The Company earned $356,000 during the first year following the close.


9.    SALE OF THE AUTOMOTIVE OPERATION OF THE  COATED FABRICS SEGMENT

      The Company has agreed to sell certain assets of the automotive operation of the Coated Fabrics Segment located at the Company's Port Clinton, Ohio and Stoughton, Wisconsin facilities.

      As of September 29, 1996, the Company had established reserves for the impairment of assets to be disposed of related to the Port Clinton, Ohio automotive operation of the Coated Fabrics Segment. The Company does not expect to incur a significant gain or loss on the sale of the automotive operations of the Coated Fabrics Segment located at the Company's Port Clinton, Ohio and Stoughton, Wisconsin facilities.

      The Company can earn up to an additional $3,198,000 on the sale of the automotive operation of the Coated Fabrics Segment located at the Company's Stoughton, Wisconsin location subject to the Company meeting certain production requirements and obtaining certain customer purchase orders.

10.   ACQUISITION OF C. GUNTHER COMPANY

      On March 31, 1997 the Company acquired 100% of the common stock of C. Gunther Company, a manufacturer of mirror mastic adhesive, for $1,650,000 in cash and 100,000 shares of common stock of the Company. The purchase price was adjusted for changes in working capital between January 31, 1997 and March 31, 1997, as defined in the purchase agreement. This resulted in an increase in the purchase price of $86,500 which was paid in cash.

      The business combination was accounted for by the purchase method in accordance with the Accounting Principle Board Opinion No.16. The results of operations of C. Gunther Company are included in the condensed consolidated financial statements as of the beginning of the third quarter of Fiscal 1997.

      The Company acquired cash and working capital in the transaction and recorded $1,457,000 in goodwill (included in "other assets"), which will be amortized over the estimated useful life of the asset of 25 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Third Quarter Fiscal 1997 Compared with
 the Third Quarter Fiscal 1996

Net Sales. The Company's net sales decreased in the third quarter of Fiscal 1997 by approximately 1% ($594,000) to $55,702,000 from $56,296,000 in the third quarter of Fiscal 1996. During Fiscal 1996, the Company sold its Ensolite specialty foams division. Included in the third quarter of Fiscal 1996 are net sales of Ensolite of approximately $5,771,000. Excluding such sales from prior period amounts, net sales of the Company's continuing businesses increased approximately 10% in the third quarter of Fiscal 1997 compared to the third quarter of Fiscal 1996. This increase is attributable to increased net sales in all three business segments of the Company.

Net sales by the High Performance Plastics Segment increased moderately ($70,000) in the third quarter of Fiscal 1997 to $29,978,000 from $29,908,000 in the third quarter of Fiscal 1996. The Royalite division recorded increased volume in the specialty product categories which offset declines in commodity product categories. The Polycast division's volume was up modestly versus the third quarter of Fiscal 1996.

Net sales by the Coated Fabrics Segment increased in the third quarter of Fiscal 1997 approximately 25% ($3,634,000) to $18,293,000 from $14,659,000 in the third quarter of Fiscal 1996 principally due to increased sales to the automotive industry for a new coated vinyl product for door panels introduced in late Fiscal 1995. Volume increases were also recorded in the Naugahyde(R) product line.

Net sales of the Specialty Adhesives Segment decreased in the third quarter of Fiscal 1997 by approximately 37% ($4,298,000) to $7,431,000 from $11,729,000 in the third quarter of Fiscal 1996. During Fiscal 1996, the Company sold its Ensolite specialty foams division. Included in the third quarter of Fiscal 1996 are net sales of Ensolite of approximately $5,771,000. Excluding such sales from prior period amounts, net sales of the Specialty Adhesives Segment increased approximately 25% in the third quarter of Fiscal 1997 compared to the third quarter of Fiscal 1996. The sales increases were due to increased demand from the roofing market as well as the acquisition of C. Gunther Company at the beginning of the third quarter in Fiscal 1997.

Income Before Interest and Income Taxes. Income before interest and income taxes for the third quarter of Fiscal 1997 increased approximately 10% to $4,148,000, as compared to $3,787,000 for the third quarter of Fiscal 1996. Included in income before interest and income taxes for the third quarter of Fiscal 1996 is the gain from the Ensolite Sale of $2,282,000. Excluding the gain from the Ensolite Sale from the previous year period, income before interest and income taxes increased by approximately 176% in the third quarter of Fiscal 1997 compared to the third quarter of Fiscal 1996.

The High Performance Plastics Segment's income before interest and income taxes for the third quarter of Fiscal 1997 increased approximately 15% ($403,000) to $3,173,000 from $2,770,000 in the third quarter of Fiscal 1996. The increase was due to a favorable sales mix of higher margin specialty products as well as the absence of certain professional and development costs incurred in the third quarter of Fiscal 1996 at Royalite.

The Coated Fabrics Segment had income before interest and income taxes in the third quarter of Fiscal 1997 of $1,147,000 compared to a loss of $1,314,000 in the third quarter of Fiscal 1996 primarily due to volume increases. Also contributing to the significant decrease in the loss was the impact of the Company's decision in September 1996 to dispose of the segment's Port Clinton, Ohio manufacturing operation. As a result of that decision, in Fiscal 1996 the Company established reserves associated with long-lived assets to be disposed of in accordance with SFAS No. 121.

The Specialty Adhesives Segment had income before interest and income taxes in the third quarter of Fiscal 1997 of $344,000 from $2,524,000 in the third quarter of Fiscal 1996 which resulted primarily from the Ensolite Sale on June 10, 1996. The Company recognized a gain of $2,282,000 on the sale. After consideration of the gain on sale, income before interest and income taxes was $242,000 for the third quarter of Fiscal 1996 which also included the results of Ensolite up to the time of sale. Excluding the effects of the sale, income before interest and income taxes increased $102,000 in the third quarter of Fiscal 1997 as compared to the third quarter of Fiscal 1996 due to increased adhesives and sealant sales to the roofing industry, the earnings from the acquisition of C. Gunther Company and selected price increases.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets in the third quarter of Fiscal 1997 was $188,000 as compared to $193,000 in Fiscal 1996.

Not allocated to the segments in the third quarter of Fiscal 1997 was approximately $328,000 of miscellaneous expense. There was no such amount in the third quarter of Fiscal 1996.

Interest Expense. Interest expense in the third quarter of Fiscal 1997 increased to $2,549,000 from $2,462,000 in the third quarter of Fiscal 1996. The increase in interest expense is primarily due to increased borrowings under the Company's revolving credit agreement.

Income Tax Expense. Income tax expense in the third quarter of Fiscal 1997 was $716,000 as compared to $789,000 in the third quarter of Fiscal 1996. The provisions for income tax expense were calculated through the use of the estimated income tax rates based on projected annualized income.

First Three Quarters of Fiscal 1997 Compared with the First Three Quarters of Fiscal 1996

Net Sales. The Company's net sales decreased in the first three quarters of Fiscal 1997 by approximately 2% (3,269,000) to $153,195,000 from $156,464,000 in the first three quarters of Fiscal 1996. During Fiscal 1996 the Company sold its Ensolite specialty foams division. Included in the first three quarters of Fiscal 1996 are net sales of Ensolite of approximately $17,220,000. Excluding such sales from the prior period amounts, net sales of the Company's continuing businesses increased by approximately 10% in the first three quarters of Fiscal 1997 compared to the first three quarters of Fiscal 1996. This increase is attributable to increased net sales in all three business segments of the Company.

Net sales by the High Performance Plastics Segment increased in the first three quarters of Fiscal 1997 by approximately 3% ($2,698,000) to $87,752,000 from $85,054,000 in the first three quarters of Fiscal 1996. The increase was principally due to improved sales at the Polycast division as well as a moderate increase at the Royalite division.

Net sales by the Coated Fabrics Segment increased in the first three quarters of Fiscal 1997 approximately 20% ($8,564,000) to $51,142,000 from $42,578,000 in the first three quarters of Fiscal 1996 principally due to increased net sales in the automotive industry resulting from the Company's new coated vinyl product line introduced in late Fiscal 1995 which is being used for door panel applications.

Net sales of the Specialty Adhesives Segment decreased in the first three quarters of Fiscal 1997 by approximately 50% ($14,531,000) to $14,301,000 from $28,832,000 in the first three quarters of Fiscal 1996. During Fiscal 1996 the company sold its Ensolite specialty foams division. Included in the first three quarters of Fiscal 1996 are net sales of Ensolite of approximately $17,220,000. Excluding such sales from the prior period, net sales of the Specialty Adhesives Segment increased by approximately 23%. The increase is attributable to increased net sales of the company's adhesive and sealant products used primarily in the commercial roofing industry.

Income Before Interest and Income Taxes. Income before interest and income taxes for the first three quarters of Fiscal 1997 was $6,114,000, compared to income before interest and income taxes of $465,000 for the first three quarters of Fiscal 1996.

The High Performance Plastics Segment's income before interest and income taxes for the first three quarters of Fiscal 1997 increased approximately 27% ($1,607,000) to $7,481,000 from $5,874,000 in the first three quarters of Fiscal 1996. The increase was primarily attributable to increased sales of Royalite(R) thermoplastic sheet and Polycast(R) acrylic products. The increase was also due to the establishment of the $808,000 reserve in Fiscal 1996 for estimated back pay and related employment taxes and employee retraining costs in settlement of a strike by Polycast employees as well as a planned inventory reduction which lowered production levels in the second quarter of Fiscal 1996 and led to a temporary higher cost structure. Royalite also incurred certain nonrecurring professional and development costs in the third quarter of Fiscal 1996.

The Coated Fabrics Segment had income before interest and income taxes of $65,000 in the first three quarters of Fiscal 1997 compared to a loss before interest and income taxes of $5,184,000 in the first three quarters of Fiscal
1996 primarily due to increased sales. Also contributing to the increase in income before interest and income taxes was the impact of the Company's decision effective in Fiscal 1996 to dispose of the segment's Port Clinton, Ohio manufacturing operation. As a result of that decision, in Fiscal 1996 the Company established reserves associated with long-lived assets to be disposed of in accordance with SFAS No. 121.

The Specialty Adhesives Segment had a loss before interest and income taxes of $322,000 in the first three quarters of Fiscal 1997 as compared to income before interest and income taxes of $352,000 in the first three quarters of Fiscal 1996. The Company recognized a gain of $2,282,000 on the sale of the Ensolite specialty foam division. After consideration of the gain on sale, the loss before interest and income taxes for the first three quarters of Fiscal 1996 was $1,930,000. Excluding the effects of the sale, the loss before interest and income taxes in the first three quarters of Fiscal 1997 decreased as compared to the three quarters of Fiscal 1996 primarily due to increased sales.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets in the first three quarters of Fiscal 1997 and 1996 was $565,000 and $577,000 respectively.

Not allocated to the segments in the first three quarters of Fiscal 1997 was approximately $545,000 of miscellaneous expense. There were no such amounts in the first three quarters of Fiscal 1996.

Interest Expense. Interest expense in the first three quarters of Fiscal 1997 decreased to $7,218,000 from $7,630,000 in the first three quarters of Fiscal 1996. The decrease is due to the interest income earned by the company on the $5,000,000 note issued by Rubatex, Inc. as part of the Ensolite Sale in June 1996 which was partially offset by increased borrowings under the Company's revolving credit line.

Income Tax Benefit. Income tax benefit in the first three quarters of Fiscal 1997 was $159,000 as compared to $2,220,000 in the first three quarters of Fiscal 1996. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on projected annualized income.

Liquidity and Capital Resources

For  the  first  three  quarters  of  Fiscal  1997,  operating  activities  used
$4,285,000 of cash as compared to $3,449,000 used during the first three quarters of Fiscal 1996. The increase in cash used in operating activities for the Fiscal 1997 period is primarily attributable to costs associated with the relocation of the Specialty Adhesives Segment operations to a new manufacturing facility as well as payments made against reserves established in connection with the Ensolite Sale.

Net cash used in investing activities for the first three quarters of Fiscal 1997 was $7,158,000 as compared to $13,451,000 provided during the first three quarters of Fiscal 1996. Approximately $4,657,000 of cash was provided from the sale of the Company's Stoughton, Wisconsin automotive operations of the Coated Fabrics Segment during the first three quarters of Fiscal 1997 and $19,641,000 of cash was provided from the sale of the Company's Ensolite division during the first three quarters of Fiscal 1996. Cash was used to purchase property, plant and equipment during the comparable periods. The Company does not have any significant specific commitments for the purchase of property, plant and equipment.

Net cash provided by financing activities was $9,500,000 during the first three quarters of Fiscal 1997 as compared to $4,777,000 used during the first three quarters of Fiscal 1996. The Company redeemed the remaining 35 shares of the Series B Preferred Stock at par value of $5,250,000 during the first three quarters of Fiscal 1997. The principal source of cash during the first three quarters of Fiscal 1997 was borrowings under the Company's revolving line of credit.

The Company had approximately $80,000 in cash and cash equivalents on June 29, 1997 as compared to approximately $2,023,000 at September 29, 1996. Working capital at June 29, 1997 was $35,735,000 compared to $29,148,000 at September 29, 1996. The Company had borrowings of $15,546,000 under its $25,000,000 revolving credit facility (subject to a borrowing base limitation of approximately $21,133,000 at June 29, 1997). The principal uses of cash during the first three quarters of Fiscal 1997 were to pay the semi-annual interest payment on the Company's Senior Secured Notes and to redeem the remaining outstanding shares of its Series B Preferred Stock. The Company believes that cash from its operations and its ability to borrow under the revolving credit facility mentioned above provide it sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facility will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends upon its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing . There can be no assurance that the Company would be able to obtain such refinancing or additional financing. The Company believes that it currently has sufficient liquidity to finance its existing level of operations.

Effects of Inflation

The markets in which the Company sells products are competitive. In particular, the Company has generally encountered effective resistance to price increases in connection with its sales of coated fabrics to the automotive industry and its sales of acrylics to the aerospace industry. Thus, in an inflationary environment the Company might not in all instances be able to pass through to consumers general price increases; the Company's operations could be materially impacted if such conditions were to occur. The Company has not in the past been adversely impacted by general price inflation.

Forward Looking Information

Statements made herein that are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995 are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those related to business conditions and the financial strength of the various markets served by the Company, the level of spending for such products and the ability of the Company to successfully manufacture and market its products.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings


         (a) The Company knows of no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business.

         (b) No legal proceedings were terminated during the third quarter ended June 29, 1997, other than routine litigation incidental to the Company's business.

Item 2.  Changes in Securities

              On March 31, 1997, the Company issued 100,000 shares of Common Stock, par value $0.01 per share, to the Charles A. Gunther Revocable Trust in a private placement, exempt under Regulation D from registration. The shares were issued as partial consideration for the purchase of the common stock of C. Gunther Company by the Company.

Item 3.  Default upon Senior Securities

              None.

Item 4.  Submission of Matters to a Vote of Security Holders

              None.

Item 5.  Other Information

              None.

Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  1.   None.

            (b)   Reports on Form 8-K

                  1.   None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:  August 12, 1997                By:    /s/  George J. Zulanas, Jr.
       ---------------                       ---------------------------
                                             George J. Zulanas, Jr.
                                             Vice President, Treasurer and
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)