Form 10-K
period 1997-09-28
UNIROYAL TECHNOLOGY CORP
filed 1997-12-22
CIK 890096

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                --------------
                                    FORM 10-K
(Mark One)
[  X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended September 28, 1997
                                       OR
[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from ___________ to __________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (29,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 28, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for this purpose that all directors and officers of the registrant and all holders of 5% or more of the common stock of the registrant are affiliates) was approximately $38,952,000 based on the closing price for the stock on November 28, 1997. The foregoing aggregate market value is based on issuance of only 97% of the shares authorized for initial issuance; the registrant believes that the foregoing aggregate market value would be approximately $40,812,000 if all 10,000,000 shares authorized for initial issuance had been issued.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

As of November 28, 1997, 13,121,517 shares of the registrant's common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes   X    No


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts III - Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual meeting of stockholders to be held in 1998.

===============================================================================


                                TABLE OF CONTENTS



Part 1..........................................................................1
Item 1. Business................................................................1
     General....................................................................1
     Corporate Developments.....................................................1
          Disposition of Stock of PBGC..........................................1
          Exit From the Mishawaka Plant.........................................2
          Acquisition of C. Gunther Company.....................................2
          Acquisition of Lucite(R) S-A-R Business...............................2
          Acquisition of Townsend Plastics......................................2
          Sale of the Automotive Operations of the Coated Fabrics Segment.......2
          Settlement of Retiree Medical Claims..................................2
          Transaction with Emcore...............................................3
     Business Segments..........................................................3
          High Performance Plastics Segment.....................................3
          Coated Fabrics Segment................................................9
          Specialty Adhesives Segment...........................................11
     Employees..................................................................13
     Trademarks and Patents.....................................................13
     Research and Development...................................................14
     Backlog ...................................................................14
     Working Capital Items......................................................14
     Environmental Matters......................................................15
     History of Company.........................................................16
          Predecessor Companies.................................................16
          Reorganization........................................................17
Item 2. Properties..............................................................18
Item 3. Legal Proceedings.......................................................19
Item 4. Submission of Matters to a Vote of Security Holders.....................19

Part II.........................................................................19
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters...19
Item 6. Selected Financial Data.................................................20
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...............................................21
        Results Of Operations...................................................21
          Comparison of Fiscal 1997 with Fiscal 1996............................21
          Comparison of Fiscal 1996 with Fiscal 1995............................22
          Liquidity and Capital Resources.......................................25
          Effects of Inflation..................................................25
          Forward Looking Information...........................................25
Item 8. Consolidated Financial Statements and Supplementary Data................25
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................25

Part III........................................................................26
Item 10. Directors and Executive Officers of the Registrant.....................26
Item 11. Executive Compensation.................................................26
Item 12. Security Ownership of Certain Beneficial Owners and Management.........26
Item 13. Certain Relationships and Related Transactions.........................26

Part IV.........................................................................26
Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.........26

Signatures......................................................................

Index to Financial Statements and Financial Statement Schedule..................

Exhibit Index...................................................................


Item 1.  Business

         General

                  Uniroyal Technology Corporation (the "Company") is a leader in the development, manufacture and sale of a broad range of materials employing plastics and specialty chemicals technologies used in the production of consumer, commercial and industrial products. Its products, many of which are based on proprietary technology, include thermoplastic sheet for use in the manufacture of seating, interior paneling and other applications in the transportation, recreational, agricultural and industrial vehicle and computer manufacturing industries; acrylic sheet for use in the manufacture of aircraft canopies, cabin windows and windshields, tanning beds and bullet resistant enclosures; acrylic rods and tubes used in the manufacture of orthopedic devices and hard contact lenses; a wide selection of plastic vinyl coated fabrics for use in automobile and furniture manufacturing; and liquid adhesives and sealants for use in the commercial roofing industry and in the manufacture of furniture, truck trailers and recreational vehicles. The Company's technologies allow it to incorporate into its specialized materials, such as thermoplastic and acrylic sheets, performance characteristics such as fire retardancy, static dissipation, weatherability, optical clarity, high strength to weight ratio, light filtration capability and others required in the specialty markets on which it focuses. The Company is a leading supplier in such markets due to its ability to provide materials with such performance characteristics, to customize such materials and to provide technical and customer support in connection with the use of its products in manufacturing.

                  The manufacturing operations of the Company are conducted at eleven sites located in Indiana, Delaware, Iowa, Connecticut, New Jersey, California, Georgia, Ohio and Wisconsin, through three business segments: High Performance Plastics, Coated Fabrics and Specialty Adhesives. The High Performance Plastics Segment of the Company's business consists of two divisions: Royalite Thermoplastics ("Royalite"), which manufactures specialty and general purpose thermoplastic sheet, injection molding resins, color concentrates and extruded profiles and Polycast Technology ("Polycast"), which manufactures acrylic sheet for the aerospace, specialty and general purpose markets as well as acrylic rods and tubes. The Coated Fabrics Segment manufactures the Company's line of vinyl coated fabrics and vinyl laminated composites, and the Specialty Adhesives Segment (formerly, the Specialty Foams and Adhesives Segment), manufactures liquid adhesives and sealants.

                  The Company's Fiscal 1997 net sales were approximately  $208.5 million. Approximate net sales for each of the Company's three business segments during such period were as follows: High Performance Plastics
         - $118.8 million, Coated Fabrics - $68.8 million, and Specialty Adhesives - $20.9 million. For certain financial information with respect to the Company's business segments, see "Note 17 to Consolidated Financial Statements." The Company is the successor to an affiliated group of reorganized entities from which the Company acquired all of its businesses in 1992 pursuant to a plan of reorganization adopted on September 27, 1992. See "- History of the Company."

         Corporate Developments

                  The following are certain corporate developments which occurred in Fiscal 1997. The descriptions of such developments should be read in conjunction with the other parts of this Form 10-K and with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial information which form a part hereof.

                  Disposition of Stock of PBGC

                  On December 16, 1996, the Company redeemed 15 shares of Series B Preferred Stock held by the Pension Benefit Guaranty Corporation (the "PBGC") for $2.3 million. On February 4, 1997, the Company redeemed the remaining 20 shares of Series B Preferred Stock for $3.0 million. Shortly after the end of Fiscal 1997, the Company, directors and officers of the Company and certain other persons acquired all the Company's common stock owned by the PBGC.

                  Exit from the Mishawaka Plant

                  On March 31, 1997, the Company vacated the Mishawaka, Indiana plant. Earlier in the year the Company moved its adhesives operations, the Royalite headquarters and certain corporate operations from the Mishawaka plant to the South Bend plant acquired during Fiscal 1996 and renovated during the first half of Fiscal 1997. The Company is realizing substantial cost savings and other efficiencies from this move.

                  Acquisition of C. Gunther Company

                  On March 31, 1997, the Company acquired all of the common stock of C. Gunther Company ("Gunther"), a distributor of mirror mastic adhesives, for $1.7 million in cash and 100,000 shares of common stock of the Company. Gunther was subsequently merged into the Company. Much of the production of the Gunther products was moved into the Company's South Bend plant during Fiscal 1997. The results of operations are included in the Specialty Adhesive Segment. See "Note 6 to Consolidated Financial Statements."

                  Acquisition of Lucite(R) S-A-R Business

                  On August 29, 1997, the Company acquired the Lucite(R) Super Abrasion Resistant ("S-A-R") business of the Lucite(R) Acrylic Division of ICI Acrylics, Inc. for $3.0 million, consisting of $2.0 million in cash and a promissory note in the amount of $1.0 million bearing an interest rate of eight percent (8%). The acquisition will add an additional level of value-added products to the bullet resistant and transportation industry products of the Polycast Technology Division of the Company's High Performance Plastics Segment. See "Notes 6 and 9 to Consolidated Financial Statements."

                  Acquisition of Townsend Plastics

                  On September 5, 1997, the Company acquired substantially all of the assets of the Townsend Plastics Division of Townsend Industries, Inc. near Des Moines, Iowa for a price of $4.5 million in cash and 300,000 shares of common stock of the Company. Townsend Plastics, which produces acrylic rods and tubes, complements and has been consolidated with the Polycast Technology Division of the Company's High Performance Plastics Segment. In connection with this purchase, the Company amended its financing agreement with The CIT Group Business/Credit, Inc. to include a term note of $1.5 million. See "Notes 6 and 9 to Consolidated Financial Statements."

                  Sale of the Automotive Operation of the Coated Fabrics Segment

                  On May 15, 1997, the Company agreed to sell certain assets of the automotive interior trim operation of the Coated Fabrics Segment located at the Company's Stoughton, Wisconsin facility for $6.7 million; $4.7 million received in cash and a $2.0 million holdback. On October 17, 1997, the Company agreed to sell certain assets of the automotive operation of the Coated Fabrics Segment located at the Company's Port Clinton, Ohio facility for approximately $5.3 million. The Company should receive $4.3 million in June of 1998 and the remaining amount in December of 1998, both based on obtaining certain customer approvals. As of September 29, 1996, the Company had established reserves for the impairment of assets to be disposed of related to the Port Clinton, Ohio automotive operation of the Coated Fabrics Segment. The Company does not expect to incur any further significant gain or loss relating to the sales. For further description of the sale of the automotive operation of the Coated Fabrics Segment and litigation surrounding the $2.0 million holdback, see "Note 14 to Consolidated Financial Statements."

                  Settlement of Retiree Medical Claims

                  On February 13, 1997 the Company settled litigation with Uniroyal Retiree Benefits, Inc. ("URBI"), an organization that is unaffiliated with the Company. URBI administers a medical, prescription drug and life insurance program for certain retired employees of the
         Predecessor Companies and certain affiliates of the Predecessor Companies. This program is funded by the Company in accordance with the terms of an agreement entered into by the predecessors of URBI and the Company in connection with the Predecessor Companies' Plan. The Company had disputes with URBI concerning the eligibility of certain participants in URBI's medical plan and the level of payments due. The settlement agreement settled all previous claims asserted or assertable and provides a future formula pursuant to which the Company will make payments to URBI in order for URBI to provide medical, drug and life benefits to participants in its programs.

                  Transaction with Emcore Corporation

                  Through a technology  license dated  September  29, 1997,  the
         Company has acquired from Emcore Corporation ("Emcore") certain technology for the manufacture of epitaxial wafers used in high brightness light emitting diodes (LEDs) for lamps and display devices for license fees aggregating up to approximately $5 million during Fiscal 1998. A wholly owned subsidiary of the Company plans to enter into a joint venture agreement with Emcore, whereby a joint venture, to be managed by the subsidiary of the Company, will purchase machines from Emcore and will sell and eventually manufacture epitaxial wafers, lamps and display devices. Thomas J. Russell, the Chairman of the Board of Directors of Emcore, is a director and major stockholder of the Company, and Howard R. Curd, the Chairman of the Board of Directors and Chief Executive Officer of the Company, is a director of Emcore.

         Business Segments

                  High Performance Plastics Segment

                  The High Performance Plastics Segment of the Company's business accounted for approximately $118.8 million (approximately 57 percent (57%)) of the Company's net sales in Fiscal 1997. It consists of two divisions: the Royalite Thermoplastics Division ("Royalite"), which manufactures thermoplastic products, and the Polycast Technology Division ("Polycast"), which manufactures acrylic products.

         Royalite - Thermoplastic Products

                  General

                  Royalite  is a leading  manufacturer  of custom  thermoplastic products. Thermoplastics are polymers, such as acrylonitrile butadiene styrene and polyvinylchloride, made from the polymerization of monomers, which can be reshaped after they have been formed by the application of heat and are used in the manufacture of a wide assortment of commercial and consumer products. The division's products include thermoplastic sheet, injection molding resins and extruded profiles.

                  Thermoplastic sheet is manufactured by the Company from a variety of polymers and chemical additives and is constructed either of solid plastic, a core of inexpensive plastic covered with a thin layer of high-quality thermoplastic or a base or substrate of plastic foam surrounded by solid thermoplastic. It is sold to equipment manufacturers, who incorporate the sheet into their products; custom fabricators, who cut and form the sheet for specific applications and supply finished components to original equipment manufacturers (OEMs); and distributors, who resell raw sheet to equipment manufacturers or custom fabricators. The Company manufactures two types of thermoplastic sheet: specialized sheet, which is made by varying the polymer and chemical components of the sheet in order to achieve particular performance characteristics; and general purpose sheet, which is used by manufacturers for a variety of products not requiring particular performance characteristics.

                  Specialty thermoplastic sheet is sold by Royalite into a number of niche markets, depending upon the performance characteristics of the sheet. The following is a chart setting forth the particular performance characteristics and the related applications of the specialized sheet:

         Performance Characteristics                Principal Uses
         ---------------------------              ------------------
         flame and smoke retardancy           mass transportation vehicle
                                               seating and interior panels,
                                               aircraft interior trim and
                                               computer and other electronic
                                               equipment component housings

         static dissipation and
          conductivity                        computer chip carriers, hard
                                               drive housings and electronic
                                               tote boxes

         weatherability/temperature
          resistance                          marine and recreational vehicle
                                               instrument panels, interior
                                               trim for agricultural and
                                               other off road vehicles
                                               and exterior boat trim

          buoyant, hydrodynamic and/or
           strength-to-weight ratio           canoes, kayaks, other
                                               watersport crafts, amusement park
                                               vehicles and large exterior
                                               equipment housings

         The Company believes it has a substantial share of the markets in which it competes for specialty thermoplastic sheet due to its ability to manufacture sheet with the wide variety of performance characteristics set forth above; the performance characteristics are, in many cases, customized to meet its customers' exact specifications. Net sales of specialty thermoplastic sheet accounted for approximately 66 percent (66%) of total net sales of thermoplastic sheet by Royalite during Fiscal 1997.

                  The Company maintains a scientific and technical staff and the necessary production capabilities to design specialty thermoplastic sheet with performance characteristics to suit its customers' specifications. See "- Research and Development." In addition, the Company has advanced coloring technology, including a database of up to 2,500 color formulas developed by Royalite, which enables it to color its thermoplastic sheet to match customer specifications precisely and consistently. The Company also has the ability to texturize its sheet with what it believes to be one of the most extensive selections of embossing grains available in the market.

                  By contrast to specialty thermoplastic sheet, general purpose thermoplastic sheet is used in the manufacture of numerous consumer and industrial products, such as luggage, musical instrument and equipment cases, tote boxes and vehicle mud flaps, which do not require that the thermoplastic material used in their manufacture possess any of the performance characteristics which distinguish specialty sheet. The market for general purpose thermoplastic sheet is significantly broader than the market for specialty thermoplastic sheet due to the almost limitless uses to which such sheet may be put in the manufacture of products. Such market is generally characterized by intense competition, high volume and low margins. The Company does not have a significant share of this market. Sales of general purpose sheet during Fiscal 1997 accounted for approximately 37 percent (37%) of total net sales of Royalite.

                  In addition to the Company's extensive list of sheet products, it also produces injection molding resins, some of which use the same proprietary formulations as the sheet products, and extruded profile products.

                  The Company introduced injection molding resin products as part of its "life cycle sourcing" strategy implemented to satisfy each customer's needs for thermoplastic material with respect to a particular product from the product's development stage through maturity, including matching products to the variety of production methods used at different volume levels. When a customer is in the initial stages of developing a product requiring a thermoplastic component, the Company employs its technological capabilities and scientific expertise to design and produce customized thermoplastic sheet, which the customer then generally "thermoforms" through the application of heat into particular applications to be incorporated into its final product. Due to its low cost, "thermoforming" is used in connection with the manufacture of thermoplastic components not required in large volume manufacturing runs. When a customer's unit volume of a product attains levels at which it becomes economical for the customer to manufacture the thermoplastic application by injection molding, a capital intensive but more efficient process than thermoforming, the Company can continue to supply the customer with the polymer resins and color concentrates, achieving the same properties and color as when the application was produced through thermoforming. By using the Company's injection molding resins and color concentrates, which have been customized to meet the customer's particular specifications, the customer avoids any disruption in its production that may result from having to qualify a thermoplastic material from another manufacturer.

                  Although injection molding resins constitute less than one percent (1%) of net sales of Royalite for Fiscal 1997, the Company believes that significant opportunities for growth exist in this market and that such product lines will enhance the division's specialty sheet lines by assuring customers that the Company will be able to meet their specialized thermoplastic needs throughout every stage of a product's life cycle.

                  Royalite also produces extruded profile products, including both proprietary and general purpose materials. The products are used for applications requiring flexibility and resilience, such as boat dock bumpers and gaskets which are sold to and used in production of acrylic sheet by Polycast. This product line was implemented to fully utilize the division's available production capacity at its Warsaw, Indiana facility. Even though sales of extruded profile products do not represent a significant part of Royalite's business, the Company believes that significant opportunities for growth exist in this market.

                  Competition

                  The market for thermoplastic sheet in the United States is highly competitive, with companies competing primarily on the basis of product specifications, price, customer service and technical support. The Company competes in this market principally by maintaining or increasing its market share in the specialty thermoplastic niche markets described above. See "- Royalite - General." Royalite competes effectively in this market by providing new custom product development, state-of-the-art color technology and strong customer service through technical support. The division maintains highly knowledgeable technical representatives who work directly with customers to ensure that the division's materials used in the manufacture of a customer's product conform to the customer's specifications and work efficiently with the customers' manufacturing processes. In addition, the Company has polymer expertise and custom compounding capabilities to customize the performance characteristics and color of its thermoplastic products, whereas many of its competitors do not have this capability. Its technological capabilities have also permitted the Company to develop successful new products which enhance its competitiveness in this segment. For example, recently, Royalite introduced low smoke, low heat, fire retardant material for aircraft and mass transit interiors and graffiti-resistant seating material, developed for the mass transportation market. The addition of injection molding resins and profile products and implementation of life cycle sourcing have enhanced Royalite's competitiveness by assuring customers that the Company will be able to meet their thermoplastic needs throughout every stage of a product's life.

                  The Company is also able to compete effectively with respect to price due in part to its low production costs, its ability to produce its own color concentrates and savings resulting from its use of recycled material in the manufacture of thermoplastic sheet. See "- Royalite - Raw Materials." The Company's ability to internally produce and laminate a thin layer of high quality colored thermoplastic film over a less costly substrate allows it to compete favorably with most other specialty thermoplastic sheet manufacturers, which use a single layer of relatively expensive colored plastic sheet to produce the desired end product.

                  The Company's principal competitors in the flame and smoke retardant thermoplastic product market are Empire, Kleerdex Company and Spartech Corporation. Goodrich and HMS are the Company's principal competitors in the static control thermoplastic product market, and Primex Plastics Corp. and Spartech Corporation are the Company's principal competitors in the general purpose thermoplastic sheet market. The Company's competitors have in the past increased their market shares in the thermoplastic industry generally through acquisitions.

                  Marketing

                  Royalite's thermoplastic sheet products are marketed under the ROYALITE(R) and SPECTRUM(R) brand names. Thermoplastic sheet with specialized characteristics is also marketed under individual brand names, such as ROYALSTAT(R) (thermoplastic sheet designed to dissipate or conduct static electric charges), ROYALEX(R) (multilayer thermoplastic sheet with a foam core and highly weather-resistant layer on one or both sides, resulting in a high strength-to-weight ratio, designed for recreational, marine and sporting applications), and ROYALTHOTIC(R) (thermoplastic sheet designed to be thermoformed at low temperatures to permit orthopedic medical practitioners to form individual patient orthopedic devices).

                  Royalite markets its thermoplastic  products primarily through a national sales force of approximately 14 sales representatives, who are employees of the Company, and through wholesale distributors to whom it supplies its products for resale to fabricators and manufacturers. Representative customers of Royalite and representative end users of its products include: American Seating Company, Bombardier, Inc., Caterpillar, Inc., Commercial Plastics and Supplies Corp., Curbell Plastics, a division of Curbell, Inc., General Motors Corporation, Hewlett-Packard Company, Laird Plastics, Inc., McDonnell Douglas Corporation, National Railroad Passenger Corp. (Amtrak), Seagate Technology, Inc., Sensormatic Electronics Corporation and the U.S. Navy. The Company has a broad customer base for its thermoplastic products and it does not believe that it is dependent upon any single customer or group of customers for sale of its thermoplastic products. Pricing and terms offered to customers are generally consistent with those found in the industry.

                  Manufacturing Facilities

                  The Company manufactures its thermoplastic products at three wholly owned facilities, the largest of which is located in Warsaw, Indiana. The Company's other thermoplastic sheet manufacturing facilities are located in Rome, Georgia and Redlands, California. See "Item 2. Properties."

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

                  The Company recycles scraps of thermoplastic material that result from customers' forming sheet for their specific applications for use in the manufacture of new sheet. Recycled material is generally used by the Company to replace the raw materials that would otherwise be required to manufacture specialized and general purpose thermoplastic sheet. Recycled material is purchased from customers and brokers and is less expensive than new raw materials.

         Polycast - Acrylic Products

                  General

                  Polycast manufactures high performance acrylic sheet, rods and tubes which are sold principally to custom fabricators and original equipment manufacturers, who heat and form the Polycast product into shapes for specific applications, such as aircraft window units, furniture components and orthopedic braces. The division's acrylic products have a unique combination of physical properties and performance characteristics which are required by the manufacturers who use them as a component of their products. For example, they weigh considerably less than, but are superior in clarity and impact resistance to, glass. They are thermoformable, remain stable under sustained exposure to the elements and can be processed to transmit or filter ultraviolet light, depending on customer requirements.

                  The Company manufactures acrylic sheet for three markets - the aerospace market, which includes the commercial and military aerospace industries, in which the division's products are used for such applications as aircraft cockpit canopies and cabin windows and helicopter windshields; the specialty acrylic sheet market, which includes a variety of niche markets in which the division's products are used in the manufacture of boat windscreens and enclosures, bullet-resistant security enclosures for banks, convenience stores and other businesses, hockey rink protective barriers, furniture, tanning bed shields and municipal aquarium transparent panels; and the general purpose market for acrylic sheet, in which acrylic sheet is used for such applications as store displays and signage, where high performance characteristics are not required and do not require specialized manufacturing techniques. The division's acrylic rods and tubes are used for a variety of applications, including the manufacture of lighting fixtures, furniture, medical instruments, orthopedic devices, such as orthopedic braces and lens materials used to replace defective lenses of the eye in cataract surgery and certain types of hard contact lenses.

                      Polycast manufactures its acrylic products through cell cast manufacturing, a process which enables it to customize the performance characteristics of its acrylic aerospace sheet, specialized sheet and rods and tubes, to meet the exact specifications of its customers and to offer its products with a broader range of physical characteristics than can be achieved through other manufacturing processes, such as continuous cast, extrusion and calender processes. For example, Polycast's scientific staff have used the cell cast process to develop a specialized sheet which transmits rather than filters ultraviolet rays for use in tanning beds and an aerospace sheet with consistently high optical quality and exact color shading for use in constructing aerospace transparencies such as aircraft and helicopter window products. The division can manufacture acrylic products in more than 60 colors and acrylic sheet in gauges ranging from 0.030 to 6.00 inches. Acrylic sheet manufactured by the cell cast process, which is more labor intensive than continuous cast, extrusion or calender processes, generally yields higher margins than acrylic sheet produced by such other processes.

                      The division markets its aerospace acrylic sheet in the military and commercial aerospace industries, which require products meeting precise specifications. The division is one of a few acrylic manufacturers in the United States qualified to produce acrylic sheet meeting military manufacturing standards, specifications and requirements ("MIL SPEC"), a designation made by the U.S. Navy's Naval Air Development Center which is a prerequisite for supplying the military aerospace industry. The division and the Predecessor Companies have maintained this qualification since 1976. The division's aerospace acrylic sheet is also qualified by several commercial aerospace manufacturers, including Bell-Helicopter, a division of Textron, Inc., Boeing Company, McDonnell-Douglas Corporation and Sikorsky Aircraft Corporation which include a supplier's products on their "qualified product lists" only after such products have met MIL SPEC requirements and passed the manufacturer's additional and more stringent testing and approval procedures. Although unlikely, any failure of the division's aerospace acrylic products to continue to meet required specifications under which they are provided to an aerospace manufacturer could have a material adverse effect on the division.

                  The division sells its specialty acrylic sheet in a wide variety of niche markets, including manufacturers of boat windscreens and enclosures, bullet resistant enclosures and protective barriers for athletic facilities, furniture and tanning bed shields and aquariums. The division markets its acrylic products to such industries through customization of the performance and physical characteristics of its specialty sheet to meet customer specifications.

                  Competition

                  The division faces continuing competition from North American producers and from certain foreign producers, particularly from Asian and South American countries. Many of these competitors have greater resources than the Company. These competitors primarily produce standard sizes of general purpose acrylic sheet by continuous cast, extrusion or calender processes. The division concentrates on the production of aerospace and specialty acrylic sheet, which in certain cases has unique characteristics that cannot be obtained by such other manufacturing processes. Net sales of aerospace and specialty acrylic sheet accounted for approximately 65 percent (65%) of total net sales by Polycast.

                  The Company believes that the division has a significant share of the niche markets in which it sells its aerospace and specialty acrylic sheet. See "- Polycast - General." The division's principal competitors in the specialty acrylic sheet market are AtoHaas Americas Inc. ("AtoHaas"), Cyro Industries, a division of Cytec Industries, Inc. ("Cyro") and ICI Acrylics, Inc., a subsidiary of Imperial Chemicals Industries plc ("ICI"). The division's principal competitors in the acrylic aerospace sheet market are Cyro, Nordam, Inc. ("Nordam"), Pilkington Aerospace Swedlow Division, a subsidiary of Pilkington plc ("Pilkington") and Rohm Darmstadt GmbH.

                  In order to compete with vertically integrated companies in the aerospace acrylic sheet market, such as Pilkington and Nordam, which manufacture such sheet as well as form it into finished aircraft window products for sale to commercial aircraft manufacturers, the division entered into an agreement in 1995 with PPG Industries, Inc. ("PPG"), pursuant to which an affiliate of PPG in Italy uses acrylic window blanks constructed of Polycast(R) aerospace acrylic sheet to manufacture finished aircraft window systems for sale to the commercial aerospace market. The Polycast(R) acrylic sheet is stretched to form window blanks by Aerospace Composite Technologies Limited ("ACT") in England pursuant to an agreement with the Company and then sold to PPG. The purchase price paid by PPG for the acrylic blanks is based, in part, on PPG's profits from sales of aircraft windows incorporating such blanks. Both the agreement with PPG and the agreement with ACT expire in 1998 but can be renewed for successive 12-month periods.

                  In the acrylic rod and tube market, the division's competitors are various small companies that typically produce only acrylic rod and tube products.

                   AtoHaas, Cyro and ICI, which are North American producers of acrylic sheet, also produce methyl methacrylate monomer ("MMA"), the principal raw material used in the manufacture of acrylic sheet, rods and tubes, or certain of the components thereof, making it possible for them to absorb increases in the cost of MMA and buy in large quantities, thereby availing themselves of volume discounts not available to the division. Since the Company does not itself produce MMA, Polycast is unable to compete effectively with the low prices charged by these companies for general purpose acrylic sheet. See "- Polycast - Raw Materials."

                  Marketing

                  Polycast's acrylic products are marketed under the POLYCAST(R) brand name. Acrylic products with special performance characteristics are also marketed under individual brand names, such as PILOTS' CHOICE(TM) (aerospace sheet with high optical quality) for helicopter windshields, SOLACRYL(R) (specialty sheet which transmits ultraviolet rays) for tanning bed shields, POLYDOR(R) (thermoformable sheet) used for orthopedic product and S-A-R coatings for specialty acrylic applications. The Company's acrylic rods and tubes are also marketed under the TOWNSEND/GLASFLEX(TM) brand name.

                  The division markets its acrylic sheets, rods and tubes primarily through five sales representatives, who are employees of the division, and through wholesale distributors.

                  Representative    domestic    customers    of   Polycast   and
         representative end users of its acrylic products include Beech Aircraft Corp., Bell-Helicopter Textron, Inc., Boeing Company, Cadillac Plastic & Chemical Co., The Cessna Aircraft Company, Chris-Craft Industries, Inc., Commercial Plastics and Supply Corp., Laird Plastics, Inc., Llamas Plastics, Inc., Sensormatic Electronics Corporation, Sierracin/Sylmar Corporation, Sikorsky Aircraft Corporation, Texstar Inc., Thunderbird Products Corp. and Wellcraft Marine. Representative foreign customers and end users include Airbus Industries, Alenia, Augusta Helicopters, Embraer and Hindustan Aeronautics Limited. The Company is not dependent upon a single customer or group of customers for sales of its acrylic products.

                  Manufacturing Facilities

                  The division manufactures acrylic sheet at its facility in Stamford, Connecticut and finishes and further processes acrylic sheet for certain applications at its facilities in Newport, Delaware and Hackensack, New Jersey; the Hackensack facility also serves as the principal warehouse for acrylic sheet products. Acrylic sheet is also manufactured, along with acrylic rods and tubes, at the division's facility in Stirling, New Jersey and acrylic rods and tubes at the division's facility in Pleasant Hill, Iowa. The Company owns the manufacturing and processing facilities in Stamford, Hackensack,
         Stirling  and  Pleasant  Hill  and  leases  its  facility  in  Newport,
         Delaware. The division leases office space used for its division headquarters adjacent to its Stamford, Connecticut manufacturing facility. See "Item 2. Properties."

                  Raw Materials

                  Since October 1, 1991, all of the division's requirements of MMA have been purchased from ICI or its predecessor owner of the monomer business, E.I. duPont de Nemours & Co., currently pursuant to a supply agreement which obligates the division to purchase from ICI and ICI to supply the division with its requirements for MMA through March 16, 2005, subject to termination by the division upon eighteen months' advance notice or by ICI upon a three years' advance notice. Under the supply agreement, the division is entitled to purchase MMA from other suppliers that offer the product at prices lower than those ICI is willing to match. In addition, the supply agreement requires that any party that acquires all or substantially all of ICI's assets used to manufacture MMA assume the obligations of ICI under the agreement and further requires that any party that acquires all or substantially all of the Company's assets used to manufacture its acrylic sheet, rods and tubes assume the obligations of the division under the agreement.

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

                  Coated Fabrics Segment

                  The Company's Coated Fabrics Segment, which accounted for approximately $68.8 million (33 percent (33%)) of the Company's net sales for Fiscal 1997, is a leading manufacturer of vinyl coated fabrics and vinyl laminated composites. The segment's product lines consist of products for the automobile manufacturing industry, which accounted for 61 percent (61%) of total net sales of the segment for Fiscal 1997, and the well known Naugahyde(R) brand name vinyl coated fabric products, which accounted for 39 percent (39%) of total net sales of the segment for such fiscal year.

                  General

                  The segment's automotive product line consists of plastic vinyl coated fabrics and vinyl laminated composites used by manufacturers and custom fabricators in the production of vehicle seat coverings, door panels, arm rests, consoles and instrument panels. Its coated fabrics are durable, stain resistant, cost- effective alternatives to leather and cloth coverings. The segment's vinyl laminated composites are durable, easily formed, economical alternatives to fabric coverings used for applications such as automobile instrument and door panels. The materials manufactured by the segment can be hand or machine sewn or glued to an underlying structure, such as a seat frame or automobile door panel, or thermoformed to cover various underlying structures or into freestanding shapes for a variety of applications, and come in a wide range of colors and textures. The Company has decided to exit the automotive operation of this segment. The operation consists of the vinyl laminated composite line manufactured in the Port Clinton, Ohio and Stoughton, Wisconsin facilities. See "Corporate Developments - Sale of the Automotive Operation of the Coated Fabric Segment" and "Note 14 to Consolidated Financial Statements."

                  The segment's Naugahyde(R) vinyl coated fabrics products have varying performance characteristics and are sold in various markets depending upon the performance characteristics required by end users. For example, for recreational products which are used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, the segment sells a Naugahyde(R) product that is designed primarily for weatherability. It also manufactures Naugahyde(R) products that can withstand powerful cleaning agents, which are widely used in hospitals and in other medical facilities. Flame and smoke retardant Naugahyde(R) vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospital furniture and school bus seats. In Fiscal 1996, the segment employed a designer to commence development of additional styles and patterns for its Naugahyde(R) products in order to respond to changing needs of its customers. This resulted in the introduction of three new patterns which were well received by the customers.

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

                  The segment has two state-of-the-art production lines which produce coated fabrics and laminated composites in more than 600 colors and 45 textures and patterns.

                  The segment's automotive products are marketed to domestic automobile manufacturers as well as to foreign automobile manufacturers producing vehicles in the United States ("transplant manufacturers"). The coated fabrics and laminated composites which comprise this line are designed to meet the performance specifications set by automobile manufacturers such as crisp lines or soft finishes of interior components or the ability to thermoform the products into specific applications. In Fiscal 1995, the segment introduced a new series of coated fabrics products in response to performance specifications of General Motors Corporation ("GM") for a coated fabric with limited propensity to lose cohesion upon exposure to heat and that would meet processability requirements but would also be lighter in weight and softer to the touch. Such products had been in development since 1992 and in Fiscal 1995 represented a nominal amount of the segment's sales. In Fiscal 1996, sales of such products to GM accounted for approximately $6.0 million in net sales and continued to increase in Fiscal 1997 to $16.2 million. The products are currently being provided to GM for use in several of its automobile models.

                  In order to supply coated fabrics and laminated composites to the domestic automotive market, a supplier must first satisfy extensive product standards and specifications established by the manufacturer. The segment and the Predecessor Companies have had products that satisfied the standards of domestic automobile manufacturers for many years. In fact, the Company and its predecessors have supplied coated fabrics to GM for more than 30 years. As a result of the introduction of its new series of coated fabrics products, sales to GM increased substantially in Fiscal 1997.

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

                  Pursuant to a technical collaboration agreement with Okamoto Industries, Inc. ("Okamoto"), a Japanese manufacturer of coated fabrics products, the segment holds an exclusive license to use Okamoto's advanced technology for the manufacture of certain coated fabrics in the United States and Canada until 2003. This arrangement has provided the segment with the capability to manufacture materials using the composite production process and has allowed it to supply product to transplant manufacturers such as Honda. The Company is required to pay Okamoto a royalty on net sales of certain products using Okamoto's technology.

                  The coated fabrics and laminated composites market for the automobile manufacturing industry is characterized by long lead times for new products requiring significant working capital investment and extensive testing, qualification and approval by automobile manufacturers. The segment faces a significant risk that automobile manufacturers might not select its new products after it has incurred significant cost for, among other things, research and development, manufacturing equipment, training and facility-related over-head expenses to develop such products. Moreover, even if the segment's products are eventually approved and purchased by automobile manufacturers, its working capital investment might fail to generate revenues for several years while the segment develops such products and automobile manufacturers conduct their testing, qualification and approval procedures for such products.

                  Competition

                  The Coated Fabrics segment competes with respect to its Naugahyde(R) products primarily on the basis of style, color and quality, as well as price and customer service through technical support and performance characteristics which meet customer needs. In Fiscal 1996, it employed a designer to commence development of additional styles and patterns in order to respond to changing needs of end-users of Naugahyde(R) products.

                  The segment competes in the domestic and transplant automotive markets for coated fabrics and laminated composites primarily on the basis of price. In the case of unique product lines developed by the segment, such as the new product series discussed above, the segment competes on the basis of the performance characteristics of its products. In the domestic and transplant automotive markets, the segment generally sells its coated fabrics and laminated composites directly to automobile manufacturers and to custom fabricators, who use the segment's coated fabrics and laminated composites to make finished products, such as seats and door panels, which are then sold to automobile manufacturers.

                  The segment's principal competitors with respect to its Naugahyde(R) products are C.G. Spradling & Company, GenCorp Inc. and Morbern Inc. The segment's principal competitors in the domestic automotive markets are Canadian General-Tower, Ltd. and Sandusky Plastics, Inc., and its principal competitors in the transplant automotive markets are O'Sullivan Corporation and foreign importers.

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

                  The segment markets and sells its coated fabrics and laminated composites primarily through 11 national sales representatives, who are employees of the Company, and independent sales representatives. In the furniture manufacturing market, it generally sells its coated fabrics through its sales representatives and to distributors who sell to furniture manufacturers, upholsterers and fabric distributors, which supply furniture manufacturers. Approximately 47 percent (47%) of the segment's non-automotive market sales in Fiscal 1997 were to distributors.

                  Representative customers and end users of the segment's coated fabrics and laminated composites include Bombardier, Inc., Club Car, Inc., GM, Harley-Davidson, Inc., Honda, Kawasaki Heavy Industries, Inc., Mazda Motors of America, Inc., Michigan Seat Co., Okamoto USA, Inc., Polaris Industries, Inc., Shelby Williams Industries, Inc., TS Trim, Inc. and United Technologies Automotive Division.

                  Manufacturing Facilities

                  The segment manufactures its coated fabrics at facilities located in Stoughton, Wisconsin and Port Clinton, Ohio. Both of these facilities are owned by the Company. See "Item 2. Properties."

                  Raw Materials

                  The principal raw materials for the segment's coated fabrics are casting paper, knit fabric, polyolefin foam, PVC plastic resins and plasticizers. The segment generally has multiple sources for casting paper, knit fabric, PVC plastic resins, and plasticizers. The segment purchases polyolefin foam from Toray Industries, Inc., which currently is the only supplier of polyolefin foam approved by end users of the segment's foam-based products. Although the Company believes that polyolefin foam would be available from alternative suppliers if polyolefin foam from Toray Industries, Inc. were to become unavailable, production of the segment's coated fabrics and laminated composites could be affected, because the segment would have to obtain approval from its customers of product using polyolefin foam purchased from alternative suppliers.

                  Specialty Adhesives Segment

                  The  Company's   Specialty  Adhesives  Segment  accounted  for
         approximately $20.9 million (10 percent (10%)) of the Company's total net sales for Fiscal 1997.

                  General

                  The Specialty Adhesives Segment (formerly, the Specialty Foam and Adhesives Segment) is composed of three general product lines: roofing adhesives and sealants, industrial adhesives and sealants and Gunther mirror mastics. The segment is one of the leading manufacturers of liquid adhesives and sealants for the commercial EPDM rubber roofing market. The segment's adhesives for this market, known as "splice adhesives" and "bonding adhesives," are used to splice rubber roofing sheets and to bond them to the underlying structure. They have the ability to withstand the stress of extensive thermal expansion and contraction. The Company believes that its patented splice adhesive is the best selling splice adhesive in the EPDM rubber roofing market. In Fiscal 1997, sales of splice adhesives represented 16 percent (16%) of the total net sales of the segment's adhesives and sealants. In addition, the segment manufactures more than 210 industrial adhesives and sealants in brush, roll, tube and spray-on form which are used in a number of different industries such as furniture manufacturing, truck trailer and recreational vehicle manufacturing, foam and plastic fabrication and commercial and residential mirror installations.

                  Since moving to its newly  renovated  facility,  the segment's management has been aggressively pursuing a strategy to add to its existing product lines of industrial adhesives and sealants through acquisition and/or development of new products which satisfy unfulfilled market needs. For example, the segment commenced sales of water-based adhesives which it expects will become an increasingly significant part of its business as environmental and worker health and safety requirements become more stringent. In a major strategic move, the Company acquired, on March 31, 1997, the C. Gunther Company, a major marketer of mirror mastics located in Cary, Illinois. All operations were subsequently moved from Cary to the Company's South Bend location. See "- Corporate Developments - Acquisition of C. Gunther Company."

                  The segment sells splice and bonding adhesives for the EPDM rubber roofing market exclusively to Firestone Building Products Company, a division of Bridgestone/Firestone, Inc. ("Firestone"), pursuant to a five-year contract which was entered into in Fiscal 1995 and expires on February 20, 2000 (the "Firestone Agreement"). Under the terms of the Firestone Agreement, Firestone is obligated to purchase from the segment a minimum of 80 percent (80%) of its annual volume requirements of splice and bonding adhesives for the EPDM rubber roofing market. In Fiscal 1997, 1996 and 1995, Firestone purchased 79 percent (79%), 83 percent (83%) and 69 percent (69%), respectively, of the Company's total net sales of adhesives and sealants for such periods. Sales to Firestone during the fiscal year ended September 28, 1997 represented eight percent (8%) of the Company's net sales for such fiscal year. The loss of Firestone as a customer would have an adverse effect on the Company's Specialty Adhesives Segment. Firestone will acquire the Company's patent for splice adhesive upon expiration of the Firestone Agreement.

                  Competition

                  Pursuant to the exclusivity terms of the Firestone Agreement, the Company does not compete with respect to its roofing adhesives and sealants. As to its industrial adhesives and sealants, the Company competes principally on the basis of price and the performance characteristics of its products.

                  The segment's principal competitors in the adhesives and sealants market for EPDM rubber roofing applications are Adco Technologies, Inc., Ashland Chemical Company and TACC International Corp. In addition, Carlisle Syntec Systems, supplies these adhesives primarily for its own single-ply roofing system and consequently competes indirectly with the segment. In the industrial adhesives and sealants markets, the segment's primary competitors include Imperial
         Adhesives, Inc., Minnesota Mining and Manufacturing Company, Palmer Products Corp. and Sika Corporation.

                  Marketing

                  The segment's industrial adhesives and sealants are marketed under the brand name SILAPRENE(R). Its water-based adhesives are also marketed under the brand name Hydra Fast-En(TM). The segment's SILAPRENE(R) products have established name recognition in and hold a significant share of the recreational vehicle and truck trailer manufacturing markets. Hydra Fast-En(TM) adhesives are beginning to establish market share in the foam and plastic fabrication markets. Recognized trademarks in the mirror and glass industry, purchased as part of the C. Gunther acquisition, are Ultra/Bond(TM), Extra/Build(TM), Prime-N-Seal(TM), Premier(TM), Mirror & More Cleaner(TM) and Seal-Kwik(TM).

                  The segment's roofing adhesives and sealants are marketed under Firestone's brand names. The Company indirectly controls a significant share of the splice adhesives and bond adhesives market through Firestone, which continues to control significant market share of the EPDM rubber roofing market.

                  The segment markets its industrial adhesives and sealants primarily to manufacturers through a network of 200 authorized distributors, 19 outside sales representatives and four sales representatives who are employees of the segment, located throughout the United States and Canada. Pursuant to its obligation under the Firestone Agreement, the segment does not market its splice and bonding adhesives for the EPDM rubber roofing market.

                  The segment's roofing adhesives business is seasonal, increasing in the warmer months of the year due to an increase in roofing and other construction activities in such months, and is sensitive to adverse weather conditions.

                  Manufacturing Facilities

                  On July 17, 1996, the Company acquired a manufacturing facility in South Bend, Indiana consisting of approximately 240,000 square feet for $1.8 million and spent an additional $6.7 million for building renovations, new equipment and moving expenses. The move was completed on February 18, 1997 and now provides a modern and efficient manufacturing plant with significant additional capacity, an excellent research center and office space for the Royalite segment headquarters and certain other corporate operations. See "Item 2. Properties."

                  Raw Materials

                  The division's adhesives and sealants use a variety of raw materials such as rubber, resins and solvents, which are generally available from multiple sources. The division's principal suppliers of such raw materials and containers include Cleveland Steel Container Corp., E.I. duPont de Nemours & Co. and Unocal Chemicals, a division of Unocal Corp. The Company believes that adequate supplies of raw materials for its adhesives and sealants will be available to the division from alternate suppliers. However, if the division is required to use alternate suppliers, production could be affected while the raw materials produced by such alternate suppliers are qualified by the division to meet the product specifications of its customers.

         Employees

                  The Company has approximately 1,100 employees, including approximately 730 hourly wage employees and 370 salaried employees. The Company believes that at the present time its workforce is adequate to conduct its business and that its relations with employees are generally satisfactory.

                  The Company is a party to a number of collective bargaining agreements. Approximately 130 hourly wage employees of the Company's acrylic sheet manufacturing facility located in Stamford, Connecticut are covered by an agreement expiring on March 31, 2000 with Teamsters Local 191, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "Teamsters"). Approximately 35 employees at the Company's Hackensack, New Jersey acrylic sheet manufacturing and warehouse facility are covered by an agreement expiring on February 3, 2002 with the Amalgamated Clothing & Textile Workers Union of America (AFL-CIO). At the Company's coated fabrics manufacturing facility located in Stoughton, Wisconsin, another 142 hourly employees of the Company are covered by an agreement expiring on September 17, 2001 with Local 1207 of the United Paperworkers International Union. Separate agreements expiring on April 20, 1999 with the United Steel Workers of America, United Rubber Workers Division (the "USWA") cover approximately 26 hourly wage employees at the Company's adhesives and sealants manufacturing facility located in South Bend, Indiana, and approximately 95 employees at the coated fabrics and laminated composites manufacturing facility located in Port Clinton, Ohio.

                  On July 20, 1995 the National Labor Relations Board certified the United Paperworkers International Union as the exclusive collective bargaining representative for the hourly wage employees at the Company's thermoplastic products plant in Warsaw, Indiana. The Company challenged the election which led to such certification and, accordingly, did not recognize the union. On October 24, 1996, the United States Court of Appeals for the Seventh Circuit denied the Company's appeal. The Company has since recognized the union and is in the process of negotiating a collective bargaining agreement with it.

                  Richard D. Kimbel, the former President of USWA Local 65 (Mishawaka), is a director of the Company.

         Trademarks and Patents

                  The Company owns and controls patents, trade secrets, trademarks, trade names, copyrights and confidential information, which in the aggregate are material to its business. The Company is not materially dependent, however, upon any single patent or trademark. The Company has several trademarks that have wide recognition and are valuable to its business. Among the trademarks that are of material importance to the Company are NAUGAHYDE(R), NAUGAFORM(R), DURAN(R), ROYALITE(R), PILOTS' CHOICE(TM), POLYCAST(R), SILAPRENE(R), GUNTHER ULTRA/BOND(TM) and GUNTHER EXTRA/BUILD(TM). The Company's trademarks are registered in the United States and in a number of foreign jurisdictions with terms of registration expiring generally between 1997 and 2004. No trademark registration of material importance to the Company expired during Fiscal 1997. The Company intends to renew in a timely manner all those trademarks that are required for the conduct of its business. The Company also holds more than 20 patents and pending patents worldwide.

                  The Company uses the trade name and trademark "Uniroyal" pursuant to a license from Uniroyal Goodrich Licensing Services, Inc.

         Research and Development

                  The Company is actively engaged in research and development programs designed to develop new products, manufacturing processes, systems and technologies and to enhance its existing products and processes. Research and development is conducted within each business segment of the Company. Investment in research and development has been an important factor in establishing and maintaining the Company's competitive position in many of the specialized niche markets in which its products are marketed. For example, the Company's research and development efforts have led to the development of water-based adhesives (see "-Business Segments - Specialty Adhesives"), bullet resistant acrylic sheet, acrylic sheet for use in commercial aquariums (see "- Business Segments - High Performance Plastics - Polycast Division") and the new coated fabrics product line (see "- Business Segments - Coated Fabrics"). The Company spent approximately $3.7 million for research and development during Fiscal 1997 compared to approximately $4.9 million during Fiscal 1996.

                  The Company currently employs a staff of approximately 37 individuals in connection with its research and development efforts. The individuals include chemists, process development engineers and laboratory technicians and are responsible for new product development and improvement of production processes. The allocation of research and development staff among the Company's business segments is as follows:
         15 at High Performance Plastics, 15 at Coated Fabrics and seven at Specialty Adhesives.

         Backlog

                  At September 28, 1997, the Company had backlog orders aggregating approximately $26.0 million, as compared to approximately $22.7 million as of September 29, 1996. Management presently anticipates that all backlog orders will be filled within the next 12 months. Backlog orders for each of the Company's business segments were as follows as of the indicated dates:

                                      September 28, 1997    September 29, 1996
                                      ------------------    ------------------
                                                    (in thousands)

         High Performance Plastics       $ 16,321                  $ 13,727
         Coated Fabrics                     5,923                     4,784
         Specialty Adhesives                3,805                     4,222
                                         --------                  --------
         Total                           $ 26,049                  $ 22,733
                                         ========                  ========

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

                  Moreover, even if the Company's products are eventually approved and purchased by customers and end users in such markets, the working capital investment made by the Company could fail to generate revenues for several years while the Company develops such products and its customers and end users conduct their testing, qualification and approval procedures for such products. Although the Company believes that cash from its operations and its ability to borrow under its revolving credit agreement (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources") will provide it sufficient liquidity to finance its efforts to develop new products, there can be no assurance that the Company's operations together with amounts available under its revolving credit agreement will be sufficient to finance such development efforts and to meet the Company's other obligations.

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

                  In Fiscal 1997, 1996 and 1995, the amount of capital expenditures related to environmental matters was immaterial and the amount of such expenditures is expected to be immaterial in Fiscal 1998. In the future, as the requirements of applicable law impose more stringent controls at Company facilities, expenditures related to environmental and worker health and safety are expected to increase. While the Company does not currently anticipate having to make any material capital expenditures in order to comply with these laws and regulations, if the Company is required to do so, such expenditures could have a material impact on its earnings or competitive position in the future.

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

                  Pursuant to a 1992 settlement agreement with the United States Environmental Protection Agency (the "EPA"), the United States Department of the Interior and the States of Wisconsin and Indiana (the "EPA Settlement Agreement") entered into in connection with the Plan of Reorganization of the Predecessor Companies (see "- History of Company
         - Predecessor Companies"), the Predecessor Companies compromised and settled (in exchange for Common Stock of the Company) substantially all of their pre-petition liabilities relating to disposal activities under Sections 106 and 107 of the Comprehensive Environmental Response, Compensation & Liability Act ("CERCLA"), Section 3008 of the Resource Conservation & Recovery Act ("RCRA") and similar state laws for the cleanup of 20 designated sites not owned by any of the Predecessor Companies (the "Known Sites") and for natural resource damages at 15 of the 20 Known Sites. Pursuant to the EPA Settlement Agreement, the United States and the States of Indiana and Wisconsin agreed not to sue for response costs and, with the exception of five Known Sites, natural resource damages at each of the Known Sites. In addition, pursuant to
         Section 113(f)(2) of CERCLA, and as provided under the Settlement Agreement, the Predecessor Companies and the Company will be protected against contribution claims filed by private parties for any Known Site for matters covered by the EPA Settlement Agreement. The EPA Settlement Agreement established a mechanism for the Company to resolve its liability for any other sites (the "Additional Sites"), except those owned by the Company, arising from pre-petition disposal activity. The Company also agreed to share with such governmental parties the proceeds of claims relating to the Known Sites made against certain insurers of the Predecessor Companies and their affiliates.

                  In the event that the United States, Wisconsin or Indiana asserts a claim against the Predecessor Companies or the Company for response costs associated with pre-petition disposal activities at any Additional Site, the governmental party will be entitled to pursue its claim in the ordinary course, and the Company and the Predecessor Companies will be entitled to assert all of their defenses. However, if and when the Company or any of the Predecessor Companies is held liable, and if the liability is determined to arise from pre-petition disposal activities, the Company or such Predecessor Company may pay the liability in discounted "plan dollars" (i.e., the value of the consideration that the party asserting such claim would have received if the liability were treated as a general unsecured claim under the Plan of Reorganization). Such payment may be made in cash or in the Company's stock, or a combination thereof, at the Company's or such Predecessor Company's option. Claims arising from real property owned by the Company are not affected by the EPA Settlement Agreement.

                  In October 1996, the EPA sent the Company a General Notice and Special Notice of Liability concerning the Refuse Hideaway Landfill Superfund Site at Middleton, Wisconsin. While a unit of Uniroyal, Inc. is believed to have sent non-hazardous waste to the site between 1978 and 1984, the Company is not aware that the unit sent any hazardous materials to the site. The Company does not presently anticipate any material liability in connection with the site, and in any event, if the Company is found to have liability in connection with the site, such liability will be subject to the terms of the EPA Settlement Agreement. See "- History of Company - Predecessor Companies."

                  The Company's acquisition of assets of Townsend Plastics in September 1997 included the building in which the business operates in Pleasant Hill, Iowa. The seller retained the underlying real property, which is leased to the Company for a term of ten years. The Company also has an option to acquire such real property until September 30, 2007. The real property is subject to a RCRA Facility Investigation/Corrective Measures Study with Interim Measurers ordered by the EPA pursuant to RCRA. Two former lessees of the property are performing corrective measures on the real property to remediate soil and ground water contamination. The Company does not anticipate that such corrective measures will interfere with the Company's use of the property. The Company does not anticipate any liability to the Company in connection with such contamination or corrective measures as long as the Company remains a lessee of the property.

                  Based upon information available as of September 28, 1997, the Company believes that the costs of environmental remediation for which it may be liable have either been adequately reserved for or are otherwise unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

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

                  A substantial  portion of the thermoplastic  sheet business of the High Performance Plastics Segment (other than that acquired from Shenandoah ), as well as the businesses of the Coated Fabrics Segment and the Specialty Adhesives Segment (formerly the Specialty Foams and Adhesives Segment), originated in the chemical and plastics operations of the U.S. Rubber Company (later known as Uniroyal, Inc. ("Uniroyal")), which date from the mid-1940's. These operations were conducted by segments of Uniroyal until 1985, when Uniroyal Plastics Company, Inc. ("UPC") was formed by Uniroyal as a wholly-owned subsidiary to hold these operations. In October 1986, Jesup, indirectly, through its wholly owned subsidiary, Uniroyal Plastics Acquisition Corp. ("UPAC"), acquired UPC from Uniroyal. Following its acquisition of UPC, Jesup combined the thermoplastic sheet operations acquired from UPC with its existing thermoplastic sheet and acrylic sheet, rod and tube businesses in a subsidiary known as Polycast Technology Corporation ("Old Polycast"). Jesup also transferred what is now the Coated Fabrics Segment of the Company's business into Uniroyal Engineered Products, Inc. ("Old UEP") and the adhesives and sealants business of what is now its Specialty Adhesives Segment into Uniroyal Adhesives and Sealants Company, Inc. ("Old UAS"). The assets of the specialty foam business were transferred from UPC to Ensolite, Inc. ("Old Ensolite"). Old Polycast, Old UEP, Old Ensolite and Old UAS are referred to herein as the "Predecessor Companies." UPC is currently in bankruptcy liquidation and is an affiliate of the Predecessor Companies. UPAC's plan of reorganization was substantially implemented in November 1993.

                  In October and November 1991, the Predecessor Companies and one other subsidiary of Jesup filed voluntary bankruptcy petitions with the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") for relief under Chapter 11 of Title 11 of the United States Code, as amended (the "Bankruptcy Code").

                  Reorganization

                  The Predecessor Companies sought protection under the Bankruptcy Code primarily as a result of their inability to meet significant obligations for retiree medical expenses, unfunded pension obligations and interest on indebtedness incurred in connection with the acquisition of UPC. Prior to the commencement of the Predecessor Companies' bankruptcy proceedings (the "Bankruptcy Proceedings") in Fiscal 1991, these non-operating expenses, combined with the loss of sales in certain economically depressed markets (particularly the automobile markets), caused a significant and increasing drain on the Predecessor Companies' working capital and resulted in certain of the Predecessor Companies' significantly reducing their operations (including profitable, but working capital-intensive, operations such as the application of coatings to fabric for automotive airbags) and certain capital expenditure programs. The segments most adversely affected by the decreased working capital condition were the Coated Fabrics and Specialty Adhesives Segments.

                  The plan of reorganization of the Predecessor Companies was substantially consummated on September 27, 1992. Pursuant to the Plan of Reorganization, each of the Predecessor Companies transferred substantially all of its assets to a newly organized subsidiary of the Company with a name that was substantially identical to the name of its corresponding Predecessor Company. In exchange, each of these new subsidiaries, including Polycast Technology Corporation ("Polycast"), Uniroyal Engineered Products, Inc. ("UEP"), Uniroyal Adhesives and Sealants Company, Inc. ("UAS") and Ensolite, Inc. ("Ensolite"), agreed to assume certain of the liabilities of its corresponding Predecessor Company. In addition, the Company issued, or authorized for issuance, 9,575,000 shares of its Common Stock to holders of allowed unsecured claims against the Predecessor Companies and 50 shares of Series A Preferred Stock and 50 shares of Series B Preferred Stock to the Pension Benefit Guaranty Corporation (the "PBGC"). On June 7, 1993, in conjunction with the public offering of the Company's 11.75% Senior Secured Notes, the Company merged each of its operating subsidiaries into the Company. In May 1993 the Company called and repurchased from the PBGC all of the outstanding shares of Series A Preferred Stock and 15 shares of the outstanding shares of Series B Preferred stock. On December 16, 1996, the Company repurchased an additional 15 shares of such stock, and on February 4, 1997, the Company repurchased the remaining 20 shares of preferred stock. On November 13, 1997, the Company, certain officers and directors of the Company and certain other persons purchased all of the common stock held by the PBGC.
         See "- Corporate Developments - Disposition of Stock of PBGC."

                  On November 8, 1993, the Plan of Liquidation of UPAC became effective and was substantially consummated. Pursuant to the UPAC Plan of Liquidation, the Company received a cash distribution of approximately $6.8 million following the liquidation of the assets of the UPAC estate and accordingly recorded income from the UPAC Plan of Liquidation in the amount of approximately $6.8 million.

                  In connection with matters relating to UPAC's acquisition of UPC, on May 6, 1993 the Company entered into a settlement agreement (the "Company Settlement") with Uniroyal, Inc., CDU Holding Liquidating Trust and Uniroyal Holding, Inc. (collectively, the "Uniroyal Parties") pursuant to which the Company and the Uniroyal Parties resolved certain existing and potential disputes arising from the acquisition of UPC by UPAC from Uniroyal, Inc. Uniroyal, Inc. was dissolved in December 1986. CDU Holding Liquidating Trust and Uniroyal Holding, Inc. were affiliates of Uniroyal, Inc. In connection with the resolution of the matters covered by the Company Settlement, the Uniroyal Parties paid $2.25 million in cash to the Company. In exchange, the Company agreed to certain matters involving the prosecution and settlement of claims under insurance policies, including certain claims of the Uniroyal Parties that covered environmental liabilities at certain of the Known Sites. See " Environmental Matters." As a result of this agreement and related agreements reached with insurance companies during Fiscal 1994 as to amounts with respect to environmental claims, the Company recorded as income in Fiscal 1994 approximately $1,176,000 and in Fiscal 1995 approximately $70,000, net of certain professional fees and other expenses.

                  The Company Settlement also provides that the Company will indemnify and hold harmless the Uniroyal Parties with respect to: (i) environmental liabilities associated with sites that were owned or operated by the Company or the Predecessor Companies on or before May 6, 1993; and (ii) future environmental expenditures by the Uniroyal Parties with respect to the businesses of UPC, net of recoveries from third parties (including insurance proceeds), but only with respect to the portion of such expenditures, if any, that exceeds $30 million and is less than $45 million. See " - Environmental Matters."

                  Pursuant to the Company Settlement, the Company and the Uniroyal Parties also agreed to share on a 35 percent (35%) - 65 percent (65%) basis, respectively, the costs of providing medical, prescription drug and life insurance benefits to certain retired former salaried employees of UPC or Uniroyal who are class members in a federal class action lawsuit against certain of the Uniroyal Parties. The Company's cost for providing such medical, prescription drug and life insurance benefits in Fiscal 1997 was approximately $832,000. The Company and the Uniroyal Parties also mutually released each other from all claims and causes of action, if any, related to or arising in connection with the acquisition of UPC from Uniroyal in 1986 and all of the agreements entered into in connection therewith.

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

Item 2. Properties

                  The following table sets forth the location, size, general character and nature of the Company's facilities:

                                    SQUARE FEET               GENERAL CHARACTER                     OWNED OR
          LOCATION AND ENTITY       OF FACILITY                  OF PROPERTY                         LEASED

          Sarasota, Florida              11,000        Corporate offices                                Leased

          High Performance Plastics
            Segment
          South Bend, Indiana            12,000        Offices                                          Owned
          Stamford, Connecticut           5,500        Offices                                          Leased
          Stamford, Connecticut          81,000        Manufacture of cell cast acrylics                Owned
          Hackensack, New Jersey         46,000        Manufacture of cell cast acrylics                Owned
          Rome, Georgia                  45,000        Manufacture of thermoplastic products            Owned
          Redlands, California           60,000        Manufacture of thermoplastic products            Owned
          Stirling, New Jersey           50,000        Manufacture of acrylic sheet rods & tubes        Owned
          Warsaw, Indiana               225,000        Manufacture of thermoplastic products,           Owned
                                                        custom compounding and warehouse
          Newport, Delaware              14,000        Manufacture of acrylics                          Leased
          Pleasant Hill, Iowa            49,000        Manufacture of acrylic rods & tubes              Owned(Ground Lease
                                                                                                         On Real Estate)
          Coated Fabrics Segment
          Stoughton, Wisconsin          198,275        Manufacture of coated fabrics products           Owned
          Port Clinton, Ohio            240,000        Manufacture of coated fabrics products           Owned

          Specialty Adhesives Segment
          South Bend, Indiana           240,000        Manufacture of adhesives and sealants            Owned

             All of the owned properties are subject to the liens of mortgages securing the Company's 11.75% Senior Secured Notes Due 2003. See "Note 9 to Consolidated Financial Statements."

Item 3. Legal Proceedings

                  The Company is involved in certain proceedings in the ordinary course of its business which, if determined adversely to the Company would, in the opinion of management, not have a material adverse effect on the Company or its operations.

                  In connection with its reorganization, the Company entered into a number of settlement agreements, including certain agreements relating to environmental matters. See "Item 1. Business - History of the Company - Reorganization."

                  In Fiscal 1997, the Company settled litigation with the provider of medical, prescription drug and life insurance benefits to certain retired employees of the predecessor Companies and their affiliates. See "Item 1. Business - Corporate Developments - Settlement of Retiree Medical Claims."

Item 4. Submission of Matters to a Vote of Security Holders

                  No matter was submitted during the fourth quarter of Fiscal 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                  Prior to the effective date of the Plan of Reorganization, none of the Company's common stock, par value $.01 per share (the "Common Stock"), was issued, and consequently there was no public market for the Common Stock. The Common Stock was admitted to trading on the Nasdaq National Market System ("Nasdaq") on September 28, 1992 and trades under the symbol "UTCI." At the close of trading on November 28, 1997, the price per share of Common Stock was $5.5625. The Plan of Reorganization provides for the issuance of a maximum of 10,000,000 shares of Common Stock in settlement of claims and other matters in connection with the Bankruptcy Proceedings. As of November 28, 1997, approximately 9,666,000 of such shares of Common Stock had been issued pursuant to the Plan of Reorganization (including shares transferred to the Company's treasury as a result of the election by certain claim holders, as provided under the Plan of Reorganization, to receive cash in lieu of Common Stock). The remaining shares are being held pending resolution of certain retiree medical claims.

                  As of November 28, 1997, there were 897 holders of record of shares of Common Stock.

                  The following table sets forth the high and low sales price per share of the Company's Common Stock as reported by Nasdaq for the indicated dates:


                                             Fiscal Year Ended                        Fiscal Year Ended
                                            September 28, 1997                        September 29, 1996
                                         --------------------------              --------------------------
                  Quarter                High                 Low                 High                  Low

                  First                 $3.250               $2.688              $4.375               $3.125
                  Second                $3.188               $2.500              $3.875               $3.125
                  Third                 $4.000               $2.125              $4.438               $3.375
                  Fourth                $4.750               $3.125              $3.750               $3.000

                  The holders of record of shares of Common Stock are entitled to receive dividends when and as declared by the Board of Directors of the Company, provided that the Company has funds legally available for the payment of such dividends and is not otherwise contractually restricted from making payment thereof. The Company has not paid any cash dividends on the common stock in the last three fiscal years. The Company's ability to pay cash dividends on Common Stock currently is restricted by the indenture in connection with the Company's Senior Secured Notes. See "Note 9 to Consolidated Financial Statements."

Item 6. Selected Financial Data

                  The following historical financial data as of September 28, 1997 and September 29, 1996 and for each of the three years in the period ended September 28, 1997 have been derived from consolidated financial statements of the Company audited by Deloitte & Touche LLP and contained elsewhere in this Form 10-K. The selected historical financial data presented below as of October 1, 1995, October 2, 1994 and September 26, 1993 and for the fiscal years ended October 2, 1994 and September 26, 1993 have been derived from audited financial statements of the Company. All of the financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and other financial information contained in this Form 10-K.

                                                                       SELECTED FINANCIAL DATA
                                       ----------------- ---------------- -------------   --------------  ---------------

                                        September 28,     September 29,     October 1,      October 2,    September 26,
                                            1997              1996            1995            1994(1)         1993
                                       ----------------- ---------------- -------------   --------------  ---------------
                                                             (in thousands, except share and per share data)

Operating Data:
Net sales                                   $208,524        $209,348        $214,951        $197,536       $173,361
Depreciation and amortization(2)               8,304           9,848           9,521           8,356          8,872
Income (loss) before interest, income
  taxes and extraordinary item                10,594         (12,749)          9,549          15,414          6,462
Interest expense - net                        (9,384)         (9,773)        (10,029)        (10,109)        (9,295)
Income tax (expense) benefit                    (831)          8,121             189          (2,217)           853
Income (loss) before extraordinary
  item                                           379         (14,401)           (291)          3,088         (1,980)
Extraordinary gain                                 -               -             363             727              -
Net income (loss)                           $    379        $(14,401)       $     72        $  3,815       $ (1,980)
Income (loss) per common share and
  common stock equivalent:
Primary and fully diluted:
Income (loss) before
  extraordinary item                        $   0.03        $  (1.09)       $  (0.02)       $   0.22       $  (0.20)
Extraordinary gain                                -               -             0.02            0.05              -
                                            --------        --------        --------        --------       --------
Net income (loss) per share                 $   0.03        $  (1.09)       $   0.00        $   0.27       $  (0.20)
                                            ========        ========        ========        ========       ========

Average number of shares used in
  computation(3)                          13,423,554      13,167,466      14,507,605      14,317,298      9,971,522
                                          ==========      ==========     ===========      ==========      =========

Balance Sheet Data:

Cash and cash equivalents                   $    244        $  2,023        $    291        $  4,249       $  3,683
Working capital                               33,358          29,148          31,292          34,454         25,665
Total assets                                 181,491         170,786         180,483         179,274        186,288
Long-term debt (including current
  portion)                                    89,647          72,775          76,763          79,371         89,953
Stockholders' equity                          40,032          43,499          57,669          57,533         53,936

 (1) All Fiscal years presented are 52-week periods except for the fiscal year ended October 2, 1994 which was a 53-week fiscal year.

 (2) Excludes amortization of reorganization value in excess of amounts allocable to identifiable assets of $754,000, $765,000, $769,000,
     $1,003,000 and $714,000 for the fiscal years ended September 28, 1997, September 29, 1996, October 1, 1995, October 2, 1994 and September 26, 1993, respectively.

 (3) See "Note 2 to Consolidated Financial Statements."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis by the Company's management should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements and Supplementary Data" appearing elsewhere in this Form 10-K.

         Results Of Operations

                  Comparison of Fiscal 1997 with Fiscal 1996

                  Net Sales. The Company's net sales decreased in Fiscal 1997 less than one percent (1%) to $208.5 million from $209.3 million in Fiscal 1996. During 1996 the Company sold its Ensolite specialty foams division. Included in 1996 are net sales of Ensolite of approximately $17.2 million. Excluding such sales from the prior period amounts, net sales of the Company's continuing businesses increased by approximately nine percent (9%). This increase is attributable to increased net sales in all three business segments of the Company.

                  Net sales in the High Performance Plastics Segment increased in Fiscal 1997 by approximately three percent (3%) to $118.8 million from $115.1 million in Fiscal 1996. Royalite had sales increases in its niche businesses including flame retardancy products principally in the mass transit market; weatherability products in the construction market and soft feel laminate products sold in conjunction with the Company's Coated Fabrics Segment into the truck market. These increases at Royalite were partially offset by lower sales in its lower margin general purpose products which was consistent with management's focus on higher margin specialty sheet. Polycast experienced increased sales in its specialty markets as well as increases from its acquisitions in Fiscal 1997. See "Item 1. Business Corporate Developments - Acquisition of Lucite(R) S-A-R Business and Acquisition of Townsend Plastics."

                  The Coated Fabrics Segment's net sales increased in Fiscal 1997 approximately 17 percent (17%) to $68.8 million from $58.7 million in Fiscal 1996. This increase resulted primarily from increased unit volume of products sold to the automotive industry. This increase resulted from car volume increases in the transplant industry and the Company's introduction of a new product line qualified for use in the manufacture of several automobile models by General Motors. See "Item
         1. Business - Corporate Developments - Sale of the Automotive Operation of the Coated Fabrics Segment and Business Segments Coated Fabrics." In addition, the Company experienced sales increases of Naugahyde(R) coated vinyl products primarily in the mass transit, electronic and athletic equipment markets.

                  Net sales in the Specialty Adhesives Segment decreased in Fiscal 1997 by approximately 41 percent (41%) to $20.9 million from $35.5 million in Fiscal 1996. This decrease resulted principally from the Ensolite Sale. In Fiscal 1996, net sales of Ensolite(R) products for the 8 month period preceding consummation of the Ensolite Sale on June 10, 1996, were approximately $17.2 million. Excluding such sales from the prior period amounts, net sales of liquid adhesives and sealants increased approximately 14 percent (14%) from Fiscal 1996 to Fiscal 1997. This increase in sales is primarily attributable to the acquisition of C. Gunther Company on March 31, 1997 (see "Item 1. Business - Corporate Developments."), increased sales of Hydra Fast-En(TM) products, primarily in the truck body and trailer markets, increased bonding sales to Firestone, reflecting stronger commercial roofing business and increased customer market share.

                  Income (Loss) Before Interest, Income Taxes and Extraordinary Item. In Fiscal 1997, the Company had income before interest, income taxes and extraordinary item of $10.6 million as compared to a loss before interest, income taxes and extraordinary item of $12.7 million for Fiscal 1996.

                  Income before interest, income taxes and extraordinary item for the High Performance Plastics Segment increased in Fiscal 1997 by approximately 50 percent (50%) to $10.5 million from $7.0 million in Fiscal 1996 primarily as a result of lower MMA costs on average and lower operating costs for Polycast. In Fiscal 1996, Polycast incurred an $808,000 charge for estimated back pay and retraining costs in connection with the settlement of a strike at the Polycast Division's Stamford, Connecticut facility and a temporary decline in manufacturing efficiency at such facility in Fiscal 1996 as a result of the required retraining of employees returning from the strike. In addition, in Fiscal 1996, the Royalite Division incurred certain non-recurring professional and development costs.

                  The Coated Fabrics  Segment's income before  interest,  income taxes and extraordinary item in Fiscal 1997 was approximately $2.1 million compared to a loss of approximately $19.0 million in Fiscal 1996. In Fiscal 1996 the Company established reserves totaling approximately $12.5 million related to its decision to exit the Port Clinton, Ohio automotive operation. Excluding this reserve, the segment lost approximately $6.5 million from operations in Fiscal 1996. In Fiscal 1996, the Company suffered a loss of sales and incurred additional costs on instrument panels for a transplant automotive company as a result of defective adhesion materials provided by one of the Company's suppliers. The problems caused by such defective materials have been resolved. The improvement in earnings is primarily related to the increased volume, lower scrap costs and higher productivity from the increased volume.

                  Loss before interest, income taxes and extraordinary item for the Specialty Adhesives Segment was $346,000 in Fiscal 1997 as compared to income of $70,000 in Fiscal 1996. Excluding the gain on the sale of the Ensolite Division in Fiscal 1996, the segment lost $2.0 million. The reduction in the loss before interest, income taxes and extraordinary item was due to the incremental earnings from C. Gunther Company and operating efficiencies as a result of the relocation to the new South Bend facility. Energy represented a significant cost of operating the Mishawaka, Indiana facility and due to configuration and applicable fire and safety regulations, the entire facility had to be heated and lighted even though the Company's operations occupied less than 50% of the facility. See "Item 1. Business - Corporate Developments - Exit from the Mishawaka Plant."

                  Amortization of reorganization value in excess of amounts allocable to identifiable assets in Fiscal 1997 decreased to $754,000 from $765,000 in Fiscal 1996. This decrease resulted from the write-off of the assets transferred in connection with the Ensolite Sale.

                  Approximately $958,000 of miscellaneous expense in Fiscal 1997 was not allocated to any segment of the Company's business. There were no such unallocated amounts in Fiscal 1996.

                  Interest Expense. Interest expense in Fiscal 1997 decreased to approximately $9.4 million from $9.8 million in Fiscal 1996 due to interest income earned by the Company on the $5.0 million, 11.75 percent (11.75%) note issued to the Company by RBX, Inc. as part of the purchase price of the Ensolite Sale. See "Note 5 to Consolidated Financial Statements."

                  Income Tax (Expense) Benefit. Income tax expense in Fiscal 1997 was approximately $831,000 as compared to a benefit of $8.1 million in Fiscal 1996. The provisions for income tax benefit were calculated by the Company through use of the effective income tax rates based upon its actual income.

                  Comparison of Fiscal 1996 with Fiscal 1995

                  Net Sales. The Company's net sales decreased in Fiscal 1996 by approximately three percent (3%) to $209.3 million from $215.0 million in Fiscal 1995. While overall net sales decreased during the period, net sales in the Company's High Performance Plastics and Coated Fabrics Segments increased in the aggregate approximately three percent (3%) to $173.8 million in Fiscal 1996 from $168.3 million in Fiscal 1995. Such increase was offset by decreased net sales in the Specialty Adhesives Segment resulting principally from the Ensolite Sale, the prices received by the Company for its roofing adhesives and sealants under the Firestone Agreement, which are generally lower than those which the Company had historically been able to obtain in the relevant market, and the impact on the commercial roofing sector generally of severe winter weather conditions in the Northeastern United States. See "Item
         1. Business - Business Segments - Specialty Adhesives" and "Note 5 to Consolidated Financial Statements."

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

                  The Coated Fabrics Segment's net sales increased in Fiscal 1996 approximately five percent (5%) to $58.7 million from $56.1 million in Fiscal 1995. This increase resulted principally from increased sales prices for, and unit volume of, products sold to the automotive industry. Increased sales to the automotive industry resulted principally from the Company's introduction of a new product line (see "Item 1. Business - Business Segments - Coated Fabrics") qualified for use in the manufacture of several automobile models by General Motors. This increase was partially offset by decreased net sales of Naugahyde(R) coated vinyl products resulting primarily from a delay in developing and marketing products in new styles and patterns which in Fiscal 1996 were generally in greater demand than the styles and patterns offered by the Company. In response to such market conditions, the Company employed a designer in 1996 in order to design and commence production of newer styles and patterns.

                  Net sales in the Specialty Adhesives Segment decreased in Fiscal 1996 by approximately 24 percent (24%) to $35.5 million from $46.7 million in Fiscal 1995. This decrease resulted principally from the Ensolite Sale and the impact of severe winter weather conditions in the Northeastern United States on the commercial roofing sector generally. See "Item 1. Business - Business Segments - Specialty Adhesives" and "Note 5 to Consolidated Financial Statements." In Fiscal 1996 net sales of Ensolite(R) products for the 8 month period preceding consummation of the Ensolite Sale on June 10, 1996, were approximately $17.2 million as compared to net sales of approximately $24.6 million during Fiscal 1995. Net sales of liquid adhesives and sealants decreased approximately 17 percent (17%) from Fiscal 1995 to Fiscal 1996.

                  (Loss) Income Before Interest, Income Taxes and Extraordinary Item. In Fiscal 1996, the Company incurred a loss before interest, income taxes and extraordinary item of $12.7 million as compared to income before interest, income taxes and extraordinary item of $9.5 million for Fiscal 1995. This loss resulted from factors which impacted all of the Company's segments. The performance of the High Performance Plastics Segment was impacted principally by a back pay labor settlement at Polycast and costs of implementing quality assurance programs and improved manufacturing efficiency at Royalite. In the Coated Fabrics Segment, the Company established reserves totaling approximately $12.5 million related to its decision to exit the Port Clinton, Ohio automotive operations. See "Note 14 to Consolidated Financial Statements." In addition the Company suffered incremental losses resulting primarily from production problems encountered as a result of defective adhesion materials purchased from one of its suppliers. In the Specialty Adhesives Segment, performance was adversely affected principally by the Ensolite Sale and the impact of the Firestone Agreement for all of Fiscal 1996. See "Item 1. Business - Business Segments - Specialty Adhesives - General."

                  Income before interest, income taxes and extraordinary item for the High Performance Plastics Segment decreased in Fiscal 1996 to $7.0 million from $13.0 million in Fiscal 1995 primarily as a result of higher MMA costs on average and an $808,000 charge incurred for estimated back pay and retraining costs in connection with the settlement of a strike at Polycast's Stamford, Connecticut facility and a temporary decline in manufacturing efficiency at such facility during Fiscal 1996 as a result of the required retraining of employees returning from the strike. In addition, Royalite incurred approximately $560,000 in consulting fees for production and reengineering studies relating to its Warsaw, Indiana facility and certain additional costs in connection with the implementation of improved quality standards, training and support programs for employees and a more efficient manufacturing process at such facility.

                  The Coated Fabrics Segment's loss before interest, income taxes and extraordinary item increased in Fiscal 1996 to approximately $19.0 million from a loss of approximately $4.9 million in Fiscal 1995. In Fiscal 1996 the Company established reserves totaling approximately $12.5 million related to its decision to exit the Port Clinton, Ohio automotive operation. The automotive products business incurred operating losses of approximately $7.6 million (before consideration of reserves totaling $12.5 million described above) and $5.5 million in Fiscal 1996 and 1995, respectively. In addition, the increased losses resulted from decreased sales of instrument panels for a transplant automotive customer as a result of defective adhesion materials provided by one of the Company's suppliers and the continued incurrence of fixed costs associated with the operation of such facility at less than 50 percent (50%) of its capacity as a result of the decreased sales caused by such defective adhesion. While the production problems caused by such defective materials have been satisfactorily resolved, the Port Clinton, Ohio facility has continued to operate at significantly reduced levels as the Company sought to recover the segment's lost automotive sales and to expand the segment's sales in the automotive sector generally.

                  Income before interest, income taxes and extraordinary item for the Specialty Adhesives Segment decreased in Fiscal 1996 to $70,000 from approximately $2.1 million in Fiscal 1995. This decrease resulted from the decreased sales resulting principally from the effect of the Ensolite Sale, the impact of reduced sales prices for roofing adhesives under the Firestone Agreement and the effect on the EPDM roofing adhesives market of severe winter weather conditions in the Northeastern United States which caused delays in the commercial roofing industry and increased costs at the Company's Mishawaka,
         Indiana manufacturing facility resulting from general energy price increases. Energy prices represented a significant cost of operating the Mishawaka, Indiana facility. Due to its configuration and applicable fire and safety regulations, the entire facility had to be heated and lighted even though the Company's operations occupied less than 50 percent (50%) of the facility. The Specialty Adhesives Segment relocated its operations from the Mishawaka, Indiana facility to its facility in South Bend, Indiana in February, 1997. See "Item 1. Business - Business Segments - Specialty Adhesives - Manufacturing Facilities." The effects of these items were partially offset by reduced costs of raw materials and an approximately $2.1 million gain from the Ensolite Sale. The gain from the Ensolite Sale is net of an approximately $4.3 million reserve established in Fiscal 1996 for fixed asset write-offs, severance and incentive packages for Ensolite employees to be terminated and facility clean-up costs. In prior years, the Company established a relocation reserve for its planned restructuring and move of the Specialty Adhesives Segment. Management believes that such reserves are adequate to cover the costs to be incurred in connection with the relocation of the Specialty Adhesives Segments to the new plant at South Bend, Indiana. See "Item 1. Business
         - Corporate Developments - Exit from the Mishawaka Plant and Business Segments - Specialty Adhesives - General."

                  Amortization of reorganization value in excess of amounts allocable to identifiable assets in Fiscal 1996 decreased to $765,000 from $769,000 in Fiscal 1995. The decrease resulted from the write-off of the assets transferred in connection with the Ensolite Sale.

                  Approximately $73,000 of miscellaneous income in Fiscal 1995 was not allocated to any segment of the Company's business. There were no such unallocated amounts in Fiscal 1996.

                  Interest Expense. Interest expense in Fiscal 1996 decreased to approximately $9.8 million from $10.0 million in Fiscal 1995 due to interest income earned by the Company on the $5.0 million, 11.75 percent (11.75%) note issued to the Company by RBX, Inc. as part of the purchase price of the Ensolite Sale. See "Note 5 To Consolidated Financial Statements."

                  Income Tax Benefit. Income tax benefit in Fiscal 1996 was approximately $8.1 million as compared to $189,000 in Fiscal 1995. The provisions for income tax benefit were calculated by the Company through the use of the effective income tax rates based upon its actual income.

                  Extraordinary Gain on the Extinguishment of Debt. Extraordinary gain on the extinguishment of debt for Fiscal 1995 was $363,000. The amount represents the gain recognized by the Company as a result of open market purchases of approximately $7.5 million of face amount of its Senior Secured Notes (see "Note 9 to Consolidated Financial Statements") net of the write-off of applicable debt issuance costs and unamortized debt discount associated therewith and approximately $310,000 of income taxes.

                  Liquidity and Capital Resources

                  For Fiscal 1997, the Company's operations provided approximately $3.4 million of cash as compared to approximately $3.8 million used during Fiscal 1996. This increase in cash provided by operations for Fiscal 1997 resulted primarily from increased net income and was partially offset by decreases in the reserves established for the relocation to the South Bend facility.

                  Net cash used in investing activities of the Company in Fiscal 1997 was approximately $15.5 million as compared to approximately $10.5 million provided during Fiscal 1996. Approximately $19.6 million of such cash in Fiscal 1996 was provided from the Ensolite Sale. The primary use of cash during Fiscal 1997 and Fiscal 1996 was to purchase property, plant and equipment. The Company also used $8.0 million in Fiscal 1997 for business acquisitions. The Company does not have any significant specific commitments for the purchase of property, plant and equipment.

                  Net cash provided by financing activities was $10.3 million during Fiscal 1997 as compared to approximately $4.9 million used during Fiscal 1996. Cash was provided by the Company's revolving credit agreement, term loan and partially offset by the use of cash to redeem the Preferred Stock. See "Item 1. Corporate Developments - Disposition of Stock of PBGC."

                  The Company at September 28, 1997, had approximately $244,000 in cash and cash equivalents as compared to approximately $2.0 million at September 29, 1996. Working capital at September 28, 1997 was approximately $33.4 million compared to approximately $29.1 million at September 29, 1996. The Company had borrowings of approximately $15.2 million under its $25 million revolving credit agreement at September 28, 1997. See "Note 9 to Consolidated Financial Statements."

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

                  Effects of Inflation

                  The markets in which the Company sells products are competitive. In particular, the Company has encountered in connection with its sales of coated fabrics to the automotive industry and its sales of acrylics to the aerospace industry, effective resistance to price increases generally. Thus, in an inflationary environment the Company may not in all instances be able to pass through to consumers general price increases, in which event the Company's operations may be materially impacted if such conditions were to occur. The Company has not in the past been adversely impacted by general price inflation.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

                  See Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 11. Executive Compensation

                  Information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                  Information with respect to the security ownership of directors and executive officers and substantial stockholders of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 13. Certain Relationships and Related Transactions

                  Information with respect to certain relationships and transactions between directors, executive officers and substantial stockholders of the Company with the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Consolidated Financial Statements as of September 28, 1997 and September 29, 1996 and for the Years Ended September 28,
           1997, September 29, 1996 and October 1, 1995:

           Independent Auditors' Report                                          F-2

           Consolidated Balance Sheets as of September 28, 1997 and
           September 29, 1996                                                    F-3

           Consolidated Statements of Operations for the Years Ended
           September 28, 1997, September 29, 1996 and October 1, 1995            F-5

           Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended September 28, 1997, September 29, 1996
           and October 1, 1995                                                   F-6

           Consolidated Statements of Cash Flows for the Years Ended
           September 28, 1997, September 29, 1996 and October 1, 1995            F-7

           Notes to Consolidated Financial Statements                            F-9

(b)        Consolidated Financial Statement Schedule:

           Independent Auditors' Report                                          S-1

           Schedule II - Valuation and Qualifying Accounts                       S-2

          (c)        Exhibits:

            2.1      Certificate of Ownership and Merger, dated June 7, 1993, of Polycast Technology
                     Corporation, Uniroyal  Engineered Products, Inc., Uniroyal Adhesives and Sealants,
                     Inc. and Ensolite, Inc. with the Company.  (6)

            3.1      Amended and Restated  Certificate of  Incorporation of the Company as  corrected  by a  Certificate  of
                     Correction of the Amended and Restated  Certificate of Incorporation of the Company. (1)

            3.2      By-Laws of the Company, as amended to November 14, 1996.  (13)

            4.1      Indenture, dated as of June 1, 1993, between the Company and The Bank of New York, as trustee. (6)

            4.2      Warrant Agreement, dated as of June 1, 1993, between the Company and The Bank of New
                     York, as warrant  agent. (6)

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

            10.3     Asset Acquisition Agreement, dated as of September 27, 1992, among Old Ensolite,
                     Ensolite and the  Company. (2)

            10.4     Asset Acquisition Agreement, dated as of September 27, 1992, among Old UAS, UAS and the Company. (2)

            10.5     Asset Acquisition Agreement, dated as of September 27, 1992, between Plastics
                     Support Corp. ("PSC")  and the Company. (2)

            10.6     Asset Acquisition Agreement, dated as of September 27, 1992, among U.E. Systems,
                     Inc., Ensolite and  the Company. (2)

            10.7     Amended and Restated Employment Agreement, dated as of April 25, 1995, between
                     Howard R. Curd and the  Company. (7)

            10.8     Amended and Restated Employment Agreement, dated as of April 25, 1995, between
                     Oliver J. Janney and  the Company. (7)

            10.9     Amended and Restated Employment Agreement, dated as of April 25, 1995, between
                     Robert L. Soran and the  Company. (7)

            10.10    Amended and Restated Employment Agreement, dated as of April 25, 1995, between
                     George J. Zulanas, Jr.  and the Company. (7)

            10.11    Joint Stipulation Between the Debtors and the United States of America on Behalf of
                     Its Agency, The  Internal Revenue Service, Regarding Treatment of Tax Claims. (3)

            10.15    Uniroyal Technology Corporation Employee Stock Ownership Plan. (4)

            10.16    Amended and Restated Uniroyal Technology Corporation 1992 Stock Option Plan. (13)

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

            10.24    Technical Collaboration Agreement, dated June 20, 1988, between UPC and Okamoto
                     Industries, Inc. (3)

            10.25    Assignment of Technical Collaboration Agreement, among UPC, Old UEP, The Jesup
                     Group, Inc. and Okamoto  Industries, Inc. (3)

            10.26    Letter Amendment to Technical Collaboration Agreement, dated January 21, 1991, between Old UEP and  Okamoto Industries, Inc. (3)

            10.27    Amendment No. 2 to Technical Collaboration Agreement, dated as of July 31, 1992, between Old UEP and  Okamoto Industries, Inc. (3)

            10.28    Amended and Restated Uniroyal Technology Corporation 1992 Non-Qualified Stock Option
                     Plan.  (13)

            10.29    Agreement  dated August 20, 1993 among the Company, UPAC  and  the  Official   Committee  of  Unsecured
                     Creditors of UPAC.(5)

            10.30    Settlement Agreement dated December 6, 1993 among the Company, UPAC, Jesup and the
                     PBGC.(5)

            10.34    Uniroyal Technology Corporation Deferred Compensation Plan Effective as of August 1,
                     1995. (8)

            10.35    Split-Dollar Insurance Agreement dated as of August 15, 1995 by and between Uniroyal
                     Technology Corporation and Howard R. Curd. (9)

            10.39    Financing Agreement dated as of June 5, 1996 by and between The CIT Group/Business
                     Credit, Inc. and  Uniroyal Technology Corporation. (10)

            10.40    Amended and Restated Uniroyal Technology Corporation 1994 Stock Option Plan. (13)

            10.41    Amended and Restated Uniroyal Technology Corporation 1995 Non-Qualified Stock Option Plan.
                     (13)

            10.42    Asset Purchase Agreement between Rubatex Corporation and Uniroyal Technology
                     Corporation, dated June  5, 1996. (11)

            10.43    Amendment No. 3 to Technical Collaboration Agreement, dated March 1, 1996, between Uniroyal
                     Technology  Corporation and Okamoto Industries, Inc.  (13)

            10.44    Shareholder Rights Agreement,  dated as of December 18, 1996, between Uniroyal Technology  Corporation and The Bank of New York, as rights agent. (12)

            10.45    First Amendment to Financing Agreement dated September 5, 1997 by and between The CIT
                     Group/Business Credit, Inc. and Uniroyal Technology Corporation.

            11.1     Statement Regarding Computation of Per Share Earnings

            23.1     Independent Auditors' Consent

            27.1     Financial Data Schedule

(1)      Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form 10, dated
         September 25, 1992.
(2)      Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form 10, dated
         October 1, 1992.
(3)      Incorporated by reference to the Company's Amendment No. 1 to the Company's Registration Statement on
         Form 10, dated September 17, 1992.
(4)      Incorporated by reference to the Company's Form 10-K, dated December 24, 1992.
(5)      Incorporated by reference to the Company's Form 10-K, dated December 17, 1993.
(6)      Incorporated by reference to the Company's Form 8-K, dated June 9, 1993.
(7)      Incorporated by reference to the Company's Quarterly Report  on Form 10-Q for the quarterly period ended
         April 2, 1995.
(8)      Incorporated by reference to the Company's Quarterly Report  on Form 10-Q for the quarterly period ended
         July 2, 1995.
(9)      Incorporated by reference to the Company's Form 10-Q dated August 14, 1995. Virtually identical agreements were entered into between the Company and each of Robert L. Soran, George J. Zulanas, Jr.,
         Oliver J. Janney and Martin J. Gutfreund.
(10)     Incorporated  by reference to the  Company's  Quarterly  Report on Form 10-Q for the  quarterly period  ended June 30, 1996 filed  August 13, 1996.
(11)     Incorporated by reference to the Company's Form 8-K, dated June 10, 1996.
(12)     Incorporated  by reference to the Company's  Registration  Statement on Form 8-A, dated December 20, 1996.
(13)     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 29,
         1996.

              (d) Reports on Form 8-K:

                  No  reports  on Form 8-K were  filed  during  the last  quarter of
                  Fiscal 1997.

Item 8.  Consolidated Financial Statements and Supplementary Data.

         Index to Consolidated Financial Statements

         Consolidated   Financial  Statements  as  of  September  28,  1997  and
         September  29,  1996  and for  the  Years  Ended  September  28,  1997,
         September 29, 1996 and October 1, 1995:
                   Independent Auditors' Report                                      F-2

                   Consolidated  Balance  Sheets as of  September  28,  1997 and
                   September 29, 1996                                                F-3

                   Consolidated  Statements  of  Operations  for the Years Ended
                   September 28, 1997, September 29, 1996 and October 1, 1995        F-5

                   Consolidated  Statements of Changes in  Stockholders'  Equity
                   for the Years Ended  September  28, 1997,  September 29, 1996
                   and October 1, 1995                                               F-6

                   Consolidated  Statements  of Cash  Flows for the Years  Ended
                   September 28, 1997, September 29, 1996 and October 1, 1995        F-7

                   Notes to Consolidated Financial Statements                        F-9

          Consolidated Financial Statement Schedule:

                   Independent  Auditors' Report                                     S-1

                   Schedule II - Valuation and Qualifying Accounts                   S-2

                   Schedules Omitted - Certain other schedules have been omitted because  they are not  required  or because  the  information
                   required   therein   has  been   included  in  Notes  to  the
                   Consolidated Financial Statements.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Uniroyal Technology Corporation
Sarasota, Florida


We have audited the accompanying consolidated balance sheets of Uniroyal Technology Corporation and subsidiary (the "Company") as of September 28, 1997 and September 29, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 1997 and September 29, 1996 and the results of its operations and its cash flows for each of the three years in the period ended September 28, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, during the year ended September 29, 1996.





/S/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Tampa, Florida
December 12, 1997

                                      UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                                                CONSOLIDATED BALANCE SHEETS
                                                      (In thousands)


                                                          ASSETS

                                                                              September 28,         September 29,
                                                                                  1997                  1996
                                                                              -------------         -------------

Current assets:
  Cash and cash equivalents (including restricted cash and cash
   equivalents of $764 at September 29, 1996)  (Note 2)                       $      244            $    2,023
  Trade accounts receivable (less estimated reserve for doubtful
   accounts of $257 and $369, respectively)   (Notes 2 and 9)                     28,784                25,094
  Inventories (Notes 2, 3 and 9)                                                  34,528                33,170
  Prepaid expenses and other current assets                                        1,192                 1,507
  Deferred income taxes (Notes 2 and 10)                                           6,944                 7,408
                                                                              ----------            ----------
    Total current assets                                                          71,692                69,202

Property, plant and equipment - net (Notes 2, 4 and 9)                            68,314                63,984
Property, plant and equipment held for sale (Note 2)                               9,346                10,832
Note receivable (Note 5)                                                           5,000                 5,000
Goodwill - net (Notes 2 and 6)                                                     7,350                    -
Reorganization value in excess of amounts allocable to identifiable
  assets - net (Note 2)                                                            7,534                 8,288
Deferred income taxes (Notes 2 and 10)                                             1,402                 1,485
Other assets (Notes 7 and 9)                                                      10,853                11,995
                                                                              ----------            ----------
TOTAL ASSETS                                                                  $  181,491            $  170,786
                                                                              ==========            ==========



                                      UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS (Continued)
                                             (In thousands, except share data)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              September 28,        September 29,
                                                                                  1997                 1996
                                                                              -------------        -------------

Current liabilities:
  Current portion of long-term debt (Note 9)                                  $    1,277           $      659
  Trade accounts payable                                                          15,551               16,549
  Accrued expenses:
    Compensation and benefits                                                     10,573               10,166
    Interest                                                                       3,019                2,861
    Taxes, other than income                                                       1,666                1,939
    State income taxes                                                               402                  259
    Other                                                                          5,846                7,621
                                                                              ----------           ----------
       Total current liabilities                                                  38,334               40,054

Long-term debt (Note 9)                                                           88,370               72,116
Other liabilities (Note 8)                                                        14,755               15,117
                                                                              ----------           ----------
       Total liabilities                                                         141,459              127,287
                                                                              ----------           ----------
Commitments and contingencies (Note 13)

Stockholders' equity (Notes 9 and 11):
 Preferred stock :
   Series B - 35 shares issued and outstanding at September 29, 1996
   (redemption value of $150,000 per share); 1,000 shares
   authorized; par value $.0.01                                                        -                5,250
   Series C - 0 shares issued and outstanding; par value $0.01;
   450 shares authorized                                                               -                    -
 Common stock:
   13,707,360 and 13,233,912 shares issued or to be issued,
   respectively; par value $0.01; 35,000,000 shares authorized                       138                  133
 Additional paid-in capital                                                       54,037               52,517
 Deficit                                                                         (14,022)             (14,401)
                                                                              ----------           ----------
                                                                                  40,153               43,499
Less treasury stock at cost - 85,843 and 50,843 shares,
 respectively                                                                       (121)                   -
                                                                              ----------           ----------

      Total stockholders' equity                                                  40,032               43,499
                                                                              ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  181,491           $  170,786
                                                                              ==========           ==========


                 See notes to consolidated financial statements.



                                      UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except share and per share data)

                                                                                    Fiscal Years Ended
                                                                    ----------------------------------------------------
                                                                      September 28,      September 29,     October 1,
                                                                          1997               1996             1995
                                                                      -------------      -------------     -----------
Net sales                                                             $  208,524         $  209,348        $  214,951
Costs, expenses and (other income):
  Costs of goods sold                                                    161,122            170,088           166,314
  Selling and administrative                                              27,545             28,626            26,783
  Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                         754                765               769
  Depreciation and other amortization                                      8,304              9,848             9,521
  Excess facility expense                                                     51                924             1,307
  Reorganization professional fees subsequent to
    effective date                                                           154                640               708
  Gain on sale of division (Note 5)                                            -             (2,102)                -
  Loss on assets to be disposed of (Note 14)                                   -              8,900                 -
  Curtailment loss (Note 14)                                                   -              3,600                 -
  Strike settlement and training expense                                       -                808                 -
                                                                      ----------         ----------        ----------
Income (loss) before interest, income taxes and extraordinary item        10,594            (12,749)            9,549

Interest expense - net                                                    (9,384)            (9,773)          (10,029)
                                                                      ----------         ----------        ----------
Income (loss) before income taxes and extraordinary item                   1,210            (22,522)             (480)

Income tax (expense) benefit (Notes 2 and 10)                               (831)             8,121               189
                                                                      ----------         ----------        ----------
Income (loss) before extraordinary item                                      379            (14,401)             (291)

Extraordinary gain on the extinguishment of debt - net
  (Note 9)                                                                     -                  -               363
                                                                      ----------         ----------        ----------
Net income (loss)                                                     $      379         $  (14,401)       $       72
                                                                      ==========         ==========        ==========
Income (loss) per common share and common stock
  equivalent (Notes 2 and 11)
  Primary and fully diluted:
  Income (loss) before extraordinary item                             $     0.03         $    (1.09)       $    (0.02)
  Extraordinary gain                                                           -                  -              0.02
                                                                      ----------         ----------        ----------
  Net income (loss)                                                   $     0.03         $    (1.09)       $     0.00
                                                                      ==========         ==========        ==========

  Average number of shares used in computation                        13,423,554         13,167,466        14,507,605
                                                                      ==========         ==========        ==========

                 See notes to consolidated financial statements.


                                                 UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                   (In thousands)

                                                                     Additional
                                    Preferred Stock     Common        Paid-In                 Treasury  Stockholders'
                                       Series B          Stock        Capital      Deficit     Stock      Equity
                                       -----------      ---------    ----------   ---------   ---------   --------
Balance at October 2, 1994               $  5,250      $    130      $ 52,196     $      -    $    (43)   $ 57,533
Common stock issued under
  stock option plans                            -             -             8            -           -           8
Amounts received pursuant
  to Directors' stock option plan               -             -            56            -           -          56
Stock dividends paid (Note 11)                                1            71          (72)          -           -
Net income                                      -             -             -           72           -          72
                                         --------      --------      --------     --------    --------    --------
Balance at October 1, 1995                  5,250           131        52,331            -         (43)     57,669
Common stock issued under
  stock option plans                            -             1            20            -           -          21
Common stock issued to
  employee benefit plan                         -             1           166            -          43         210
Stock dividends paid (Note 11)                  -             -             -            -           -           -
Net loss                                        -             -             -      (14,401)          -     (14,401)
                                         --------      --------      --------     --------    --------    --------
Balance at September 29, 1996               5,250           133        52,517      (14,401)          -      43,499
Common stock issued for
  acquisitions                                  -             4         1,483            -           -       1,487
Stock dividends paid (Note 11)                  -             1             -            -           -           1
Preferred stock redemption                 (5,250)            -             -            -           -      (5,250)
Amounts received pursuant
  to Directors' stock option plan               -             -            37            -           -          37
Purchase of treasury stock                      -             -             -            -        (121)       (121)
Net income                                      -             -             -          379           -         379
                                         --------      --------      --------     --------    --------    --------
Balance at September 28, 1997            $      -      $    138      $ 54,037     $(14,022)   $   (121)   $ 40,032
                                         ========      ========      ========     ========    ========    ========




                                                          See notes to consolidated financial statements.



                                   UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)

                                                                                Fiscal Years Ended
                                                              ------------------------------------------------
                                                               September 28,     September 29,      October 1,
                                                                   1997              1996             1995
                                                               -------------    -------------      ----------

OPERATING ACTIVITIES:
  Net income (loss)                                              $    379         $(14,401)        $     72
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and other amortization                           8,304            9,848            9,521
      Deferred tax expense (benefit)                                  547           (8,904)            (431)
      Recovery of doubtful accounts                                     -               (6)            (217)
      Amortization of reorganization value in excess of
        amounts allocable to identifiable assets                      754              765              769
      Amortization of Senior Secured Notes discount                   114              100               92
      Amortization of debt issuance costs                             431              457              466
      Gain on sale of division                                          -           (2,102)               -
      Loss on assets to be disposed of                                  -            8,900                -
      Curtailment loss                                                  -            3,600                -
      Extraordinary gain                                                -                -             (363)
      Other                                                           351              106              299
      Changes in assets and liabilities:
        Increase in trade accounts receivable                      (2,845)          (1,858)          (5,837)
        Increase in inventories                                      (398)          (2,456)          (2,995)
        Decrease (increase) in prepaid expenses
          and other assets                                            567             (359)           1,532
       (Decrease) increase in trade accounts payable               (1,080)             757            3,363
       (Decrease) increase in accrued expenses                     (2,804)           1,130             (773)
       (Decrease) increase in other liabilities                      (884)             609              920
                                                                 --------         --------         --------
Net cash provided by (used in) operating activities                 3,436           (3,814)           6,418
                                                                 --------         --------         --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                      (12,200)          (9,181)          (7,422)
  Proceeds from sale of assets                                      4,657           19,641                -
  Business acquisitions, net of cash acquired                      (7,986)               -                -
                                                                 --------         --------         --------
Net cash (used in) provided by investing activities               (15,529)          10,460           (7,422)
                                                                 --------         --------         --------
FINANCING ACTIVITIES:
  Repurchase of Senior Secured Notes                                 (243)               -           (6,223)
  Other increase (decrease) in debt - net                          14,428           (4,934)           3,261
  Proceeds from term loan                                           1,500                -                -
  Preferred stock redeemed                                         (5,250)               -                -
  Stock options exercised                                               -               20                8
  Purchases of treasury stock                                        (121)               -                -
                                                                 --------         --------         --------
Net cash provided by (used in) financing activities                10,314           (4,914)          (2,954)
                                                                 --------         --------         --------
Net (decrease) increase in cash and cash equivalents               (1,779)           1,732           (3,958)

Cash and cash equivalents at beginning of year                      2,023              291            4,249
                                                                 --------         --------         --------
Cash and cash equivalents at end of year                         $    244         $  2,023         $    291
                                                                 ========         ========         ========

                                              UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Continued)

Supplemental Disclosures:

Payments for income taxes and interest expense were as follows (in thousands):

                                                                             Fiscal Years Ended
                                                       --------------------------------------------------------------
                                                         September 28,          September 29,          October 1,
                                                               1997                  1996                 1995
                                                       -------------------    ------------------     ----------------

Income tax payments                                               $    82              $    570             $    155
Interest payments                                                   9,664                 9,549                9,784

Non-cash investing activities were as follows (in thousands):

                                                                             Fiscal Years Ended
                                                       --------------------------------------------------------------
                                                         September 28,          September 29,          October 1,
                                                               1997                  1996                 1995
                                                       -------------------    ------------------     ----------------

Business acquisitions purchased with
  Company common stock                                     $  1,488                 $      -               $      -
Business acquisition purchased with
  note payable                                                1,000                        -                      -

The amounts shown as payment of debt is the net activity for the Company's revolving loan and term loan facilities which includes draws and payments on the revolving loan facilities during the periods shown. The following summarizes the activity of these facilities (in thousands):

                                                                             Fiscal Years Ended
                                                       --------------------------------------------------------------
                                                         September 28,          September 29,          October 1,
                                                               1997                  1996                 1995
                                                       -------------------    -------------------    ----------------
Term loan payments                                           $   (741)             $ (1,173)             $   (500)
Increase (decrease) in revolver loan balances                  15,169                (3,761)                3,761
                                                             --------              --------              --------
Other increase (decrease) in debt - net                      $ 14,428              $ (4,934)             $  3,261
                                                             ========              ========              ========

The purchases of property, plant and equipment and the other increase (decrease) in debt, net for the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995 do not include $77,000, $846,000 and $1,404,000 related to property held under capitalized leases (Note 13).

Net cash used in financing activities for the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995 do not include the dividends declared on the Series B Preferred Stock since they were paid with the issuance of 73,448, 115,657 and 125,588 shares, respectively, of the Company's common stock (see Note 11). Net cash used in financing activities for the fiscal years ended September 28, 1997 and October 1, 1995 do not include 25,000 and 36,409 options purchased pursuant to the 1992 Non-Qualified Stock Option Plan, respectively. No such options were purchased during the fiscal year ended September 29, 1996.

                 See notes to consolidated financial statements.

                 UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the  Fiscal  Years  Ended   September  28,  1997,
                     September 29, 1996, and October 1, 1995


1.       THE COMPANY

         Uniroyal Technology Corporation, a Delaware corporation, through its operating divisions, Royalite Thermoplastics ("Royalite"), Polycast Technology ("Polycast"), Uniroyal Engineered Products ("UEP") and Uniroyal Adhesives and Sealants ("UAS") and its wholly owned subsidiary ULC Corporation (collectively, the "Company"), is engaged in the manufacture and sale of high performance plastics, coated fabrics and specialty adhesives. During Fiscal 1997 the Company sold certain assets of the Stoughton, Wisconsin automotive division and agreed to sell certain assets of the Port Clinton, Ohio automotive division of its Coated Fabrics Segment (Note 14). During Fiscal 1996 the Company sold substantially all the assets, net of certain liabilities, of its Ensolite closed cell foam division (Note 5).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

         Fiscal Year End

         The Company's fiscal year ends on the Sunday following the last Friday in September. The dates on which the fiscal year ended for the past three fiscal years were September 28, 1997, September 29, 1996 and October 1, 1995.

         Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         Cash and cash equivalents includes all highly liquid investments purchased with an original maturity of three months or less. Restricted cash and cash equivalents are the net proceeds from the sale of the Ensolite Division placed in escrow in accordance with the terms of the indenture agreement for the Company's Senior Secured Notes (Note 9).

         Fair Value of Financial Instruments

         The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying value of all current assets and liabilities approximates the fair value because of their short-term nature. The fair values of non-current assets and liabilities approximate their carrying value.

         Trade Accounts Receivable

         The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory. There are no significant concentrations of credit risk to the Company.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using a monthly average basis or standard costs (which approximates actual costs) for raw materials and supplies and the first-in, first-out ("FIFO") basis of accounting or standard costs (which approximates actual costs) for work in process and finished goods.

         Property. Plant and Equipment

         Property, plant and equipment are stated at cost. The cost of property, plant and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation is computed under the straight-line method based on the cost and estimated useful lives of the related assets including assets held under capital leases.

         During March 1995 the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with SFAS No. 121, during the fiscal year ended September 29, 1996, the Company established reserves totaling approximately $8,900,000 related to its decision to exit the Port Clinton, Ohio automotive operation of the Coated Fabrics Segment (Note
         14). Other than the establishment of these reserves, the adoption of SFAS No. 121 did not have a significant effect on the Company's consolidated financial statements.

         Property, Plant and Equipment Held for Sale

         Property, plant and equipment held for sale is stated at the lower of cost or fair value less cost to sell.

         Amortization

         Debt discount and debt issuance costs are amortized using the interest method over the life of the related debt. Patents and trademarks are being amortized using the straight-line method over periods ranging from 7 to 20 years. Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over 15 years. Reorganization value in excess of amounts allocable to identifiable assets is reported net of accumulated amortization of $3,947,000 and $3,193,000 at September 28, 1997 and September 29, 1996,
         respectively. Goodwill is amortized on a straight-line basis over 25 years. Goodwill is reported net of accumulated amortization of $48,000 at September 28, 1997.

         Research and Development Expenses

         Research and development expenditures are expensed as incurred. Research and development expenditures were $3,674,000, $4,918,000 and $4,689,000 for the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995 respectively.

         Employee Compensation

         The cost of post-retirement benefits other than pensions are recognized in the consolidated financial statements over an employee's term of service with the Company.

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

         The Company has recorded a deferred tax asset of approximately $8,346,000. Realization is dependent on generating sufficient taxable income prior to expiration of loss carryforwards available to the Company. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         Stock-Based Compensation

         In October 1995 FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under Accounting Principles Board ("APB) Opinion No. 25, Accounting for Stock Issued to Employees, and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has not adopted the recognition provisions of SFAS No. 123.

         Net Income (Loss) Per Common Share

         The computations of primary and fully diluted income per common share for the fiscal years ended September 28, 1997 and October 1, 1995 are based on the weighted average number of common shares issued and outstanding (or to be issued pursuant to the Plan, as defined in Note
         13) less the average number of shares held in treasury for the period and also include the assumed conversion of the then outstanding Series B Preferred Stock, if any, and the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. The convertible preferred stock issued to the Pension Benefit Guaranty Corporation ("PBGC"), the warrants and stock options were considered to be common stock equivalents. Primary and fully diluted loss per common share for the fiscal year ended September 29, 1996 do not include the assumed conversion of the Series B Preferred Stock nor the exercise of the warrants and the employee stock options since their inclusion would have been anti-dilutive. (See Note 11 for information regarding the redemption of the Series B Preferred Stock.)

         New Accounting Pronouncements

         FASB has issued SFAS No. 128, Earnings Per Share, which is required to be adopted for financial statement periods ending after December 15, 1997. SFAS No. 128 requires that the primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. Management does not anticipate that SFAS No. 128 will have a significant impact on earnings per share.

         In February 1997, FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 129 requires a company to explain the privileges and rights of its various outstanding securities, the number of shares issued upon conversion, exercise or satisfaction of required conditions during the most recent annual fiscal period, liquidation preferences of preferred stock and other matters with respect to preferred stock. The Company has adopted SFAS No. 129 in these consolidated financial statements.

         In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business during a period from transactions and circumstances related to non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's consolidated financial statements.

         In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public entities to report certain information about operating segments, their products and services, the geographic areas in which they operate and their major customers, in complete financial statements and in condensed interim financial statements issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material effect on the Company's consolidated financial statements.

         Reclassifications

         Certain prior years' amounts have been reclassified to conform with the current year's presentation.

3.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                             September 28,        September 29,
                                                                                 1997                 1996
                                                                           ------------------   ----------------

          Raw materials, work in process and supplies                              $ 21,851            $ 21,458
          Finished goods                                                             12,677              11,712
                                                                                   --------            --------
          Total                                                                    $ 34,528            $ 33,170
                                                                                   ========            ========

4.       PROPERTY, PLANT AND EQUIPMENT

         Property,   plant  and   equipment   consisted  of  the  following  (in
         thousands):

                                                          Estimated
                                                           Useful            September 28,         September 29,
                                                            Lives                1997                  1996
                                                       ----------------    ------------------    ------------------
           Land and improvements                             -                    $  5,442            $  5,014
           Buildings and improvements                    3-40 years                 21,958              16,083
           Machinery, equipment and office
             furnishings                                 3-15 years                 67,122              56,770
           Construction in progress                          -                       2,941               8,484
                                                                                  --------            --------
                                                                                    97,463              86,351
           Accumulated depreciation                                                (29,149)            (22,367)
                                                                                  --------            --------
           Total                                                                  $ 68,314            $ 63,984
                                                                                  ========            ========

         On July 17, 1996, the Company acquired a manufacturing facility in South Bend, Indiana for cash of approximately $1,800,000. Renovation of the facility was completed in Fiscal 1997. The Company moved its adhesives and sealants division and the thermoplastic products division's headquarters as well as certain other Company operations from their leased facility in Mishawaka, Indiana to the South Bend facility during the second quarter of Fiscal 1997.

         In prior years, the Company had established reserves for the estimated costs for asset write-offs, property clean-up costs and relocation costs associated with the Company's move of its adhesives and sealants division totaling $1,658,000 as of September 29,1996. Such amounts were classified as current and were included in other accrued expenses in the accompanying consolidated financial statements as of September 29, 1996. No material amounts were outstanding as of September 28, 1997.



5.       SALE OF ENSOLITE DIVISION

         Pursuant to an asset purchase agreement, the Company sold on June 10, 1996 substantially all the assets net of certain liabilities of its Ensolite closed-cell foam division to Rubatex Corporation ("Rubatex") for $25,000,000 consisting of cash in the amount of $20,000,000 and a promissory note of the parent of Rubatex in the amount of $5,000,000 (the "Ensolite Sale"). Interest on the promissory note is payable semi-annually at 11.75% per annum. The promissory note matures on May 1, 2006. Cash proceeds from the sale were used to pay off the Company's borrowings under its revolving credit agreement. The remaining cash proceeds, net of amounts placed in escrow in accordance with the Company's indenture agreement for the Senior Secured Notes, were invested in short-term highly liquid investments. The Company recognized a pre-tax gain on the sale of approximately $2,102,000 net of transaction costs, the write-down of certain fixed assets not acquired by Rubatex and after consideration of reserves for severance and incentive packages for Ensolite employees, facility clean-up costs and the recognition of Ensolite's pro rata share of the Company's transition obligation net of a curtailment gain of approximately $664,000 in accordance with SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions. In connection with the Ensolite sale, Rubatex received an option to purchase certain additional equipment housed at the Company's Mishawaka, Indiana manufacturing facility for $250,000 which it exercised in November, 1996. The purchase price was adjusted for changes in working capital, as defined in the asset purchase agreement, between October 1, 1995 and June 10, 1996. The change in working capital resulted in additional proceeds and select assets paid to the Company by Rubatex of approximately $700,000. Such amount has been included in the pre-tax gain on sale. The Company and Rubatex also entered into an earn-out agreement whereby the Company could earn between $.15 and $.20 per board foot of Ensolite products produced by Rubatex in excess of the base volume as defined in such agreement during each of the four year periods following the closing of the Ensolite Sale. In no event will the total amount earned by the Company under the earn-out agreement during the forty-eight month period following the closing of the sale exceed $3,000,000. The Company earned approximately $353,000 net of expenses under the earn-out agreement during Fiscal 1997.

         In conjunction with the Ensolite Sale, the Company entered into a toll manufacturing agreement with Rubatex. The Company produced Ensolite products for the benefit of Rubatex at its Mishawaka, Indiana manufacturing facility through March 17, 1997. The Company was reimbursed by Rubatex for the variable costs incurred in the production of Ensolite products and was paid a fixed amount for manufacturing period costs based on actual costs incurred by the Company during Fiscal 1995 and adjusted for inflation. In addition the Company provided certain support services to Rubatex and was reimbursed by Rubatex for the costs of certain of such services.

6.       BUSINESS ACQUISITIONS

         On March 31, 1997 the Company acquired 100% of the common stock of C. Gunther Company, a manufacturer of mirror mastic adhesive, for $1,650,000 in cash and 100,000 shares of common stock of the Company. The purchase price was adjusted for changes in working capital between January 31, 1997 and March 31, 1997, as defined in the purchase agreement. This resulted in an increase in the purchase price of $86,500 which was paid in cash. C. Gunther Company was subsequently merged into the Company in September of 1997.

         On August 29, 1997 the Company acquired the Lucite(R) Super Abrasion Resistant ("S-A-R") acrylic coating business of the Lucite(R) Acrylic Division of ICI Acrylics, Inc. for $3,000,000, consisting of $2,000,000 in cash and an unsecured promissory note for $1,000,000 bearing an interest rate of 8% (Note 9). The purchase price was adjusted for inventory changes and the pro-ration of prepaid expenses as defined in the purchase agreement. This resulted in an increase in the purchase price of $122,000 which was paid in cash.

         On September 5, 1997 the Company acquired substantially all of the assets of the Townsend Plastics Division of Townsend Industries, Inc., a manufacturer of acrylic rods and tubes, for $4,485,000 in cash and 300,000 shares of common stock of the Company. In connection with this purchase, the Company amended its financing agreement with The CIT Group/Business Credit, Inc. to include a term note of $1,500,000 (Note
         9).

         The above business combinations were accounted for by the purchase method in accordance with APB Opinion No. 16. The results of operations of the above named businesses are included in the consolidated financial statements from their respective purchase dates in Fiscal 1997.

         The Company acquired the following assets and liabilities (net of cash received) in the above transactions (in thousands):

          Accounts receivable                                                       $    845
          Inventory                                                                      960
          Property, plant and equipment                                                2,555
          Goodwill                                                                     7,398
          Note payable                                                                (1,000)
          Other liabilities                                                           (1,284)
                                                                                    --------
          Net value of purchased assets                                                9,474
          Value of common stock issued                                                (1,488)
                                                                                    --------
          Cash paid for acquisitions                                                $  7,986
                                                                                    ========

         The acquired goodwill will be amortized over the estimated useful life of the assets of 25 years.

         The acquisitions were completed during the latter part of the fiscal year. Management has made its best estimate of the purchase price at this time; however, certain estimates may change during the course of Fiscal 1998.

         The pro forma effect of these acquisitions on the Company's net sales, income before extraordinary item, net income and earnings per share, had the acquisitions occurred on September 30, 1996, is not considered material.

7.       OTHER ASSETS

         Other assets consisted of the following (in thousands):

                                                                            September 28,         September 29,
                                                                                1997                  1996
                                                                          -----------------     -----------------

          Patents and trademarks                                                 $  5,220               $  5,322
          Debt issuance costs                                                       3,675                  4,110
          Other                                                                     1,958                  2,563
                                                                                 --------               --------
          Total                                                                  $ 10,853               $ 11,995
                                                                                 ========               ========

         Patents and trademarks are reported net of accumulated amortization of $2,492,000 and $2,142,000 at September 28, 1997 and September 29, 1996,
         respectively. During the fiscal year ended September 28, 1997 the Company wrote off $13,000 of debt issuance costs in connection with the $250,000 acquisition of face value of the Company's Senior Secured Notes. During the fiscal year ended October 1, 1995 the Company wrote off $466,000 of debt issuance costs in connection with the acquisition of $7,497,000 of face value of the Company's Senior Secured Notes (Note
         9). Debt issuance costs are shown net of accumulated amortization of $1,933,000 and $1,502,000 at September 28, 1997 and September 29, 1996,
         respectively.

8.       OTHER LIABILITIES

         Other liabilities consisted of the following (in thousands):

                                                                            September 28,        September 29,
                                                                                1997                 1996
                                                                          ------------------    -----------------

          Accrued retirement benefits                                           $ 13,420              $ 13,217
          Taxes, other than income                                                 1,335                 1,900
                                                                                --------              --------
          Total                                                                 $ 14,755              $ 15,117
                                                                                ========              ========

9.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                            September 28,         September 29,
                                                                                1997                  1996
                                                                           ------------------     ---------------
          11.75% Senior Secured Notes, principal due June 1, 2003,
            interest due semi-annually on December 1 and June 1                 $ 72,253               $ 72,503
          Revolving credit agreement                                              15,169                      -
          Secured term loan                                                        1,500                      -
          Unsecured promissory note                                                1,000                      -
          Unamortized debt discount                                               (1,012)                (1,130)
                                                                                --------               --------
                                                                                  88,910                 71,373
          Other obligations                                                          737                  1,402
                                                                                --------               --------
                                                                                  89,647                 72,775
          Less current portion                                                    (1,277)                  (659)
                                                                                --------               --------
          Long-term debt                                                        $ 88,370               $ 72,116
                                                                                ========               ========

         Debt amounts become due during subsequent fiscal years ending in September as follows (in thousands):

                             1998                                               $  1,277
                             1999                                                    995
                             2000                                                    955
                             2001                                                 15,179
                             2002                                                      -
                             Subsequent years                                     72,253
                             Less unamortized debt discount                       (1,012)
                                                                                --------
                             Total debt                                         $ 89,647
                                                                                ========

         On June 7, 1993, the Company consummated a public offering of 80,000 units, consisting of $80,000,000 aggregate principal amount of its 11.75% Senior Secured Notes Due 2003 ("Senior Secured Notes") and warrants to purchase an aggregate of 800,000 shares of its common stock. The warrants issued with the Senior Secured Notes are detachable and therefore were allocated a portion of the proceeds in the amount of approximately $1,566,000 which was an estimate of their market value at the time they were issued. The proceeds allocated to the notes were approximately $78,434,000 resulting in a note discount of $1,566,000, which is being amortized using the interest method. The effective rate of interest on the notes based on the allocated proceeds was calculated to be approximately 12.09%. The notes will mature on June 1, 2003. Interest is payable on June 1 and December 1 of each year at 11.75%. The notes are collateralized by a lien on substantially all of the non-cash assets of the Company (other than trade accounts receivable) and net cash proceeds of the sale of collateral. The notes are redeemable at the option of the Company, in whole or in part, on or after June 1, 1998, at 104.41 % of the principal amount, declining to par on and after June 1, 2001. The indenture contains certain covenants which limit, among other things, the Company's ability to incur additional debt, pay cash dividends, make certain other payments, sell its assets and redeem its capital stock. The Company was in compliance with these covenants at September 28, 1997 and September 29, 1996.

         During the fiscal year ended September 28, 1997 the Company acquired $250,000 of face value of the Senior Secured Notes through open market purchases, the effect of which was not material to the consolidated financial statements. During the fiscal year ended October 1, 1995 the Company acquired $7,497,000 of face value of the Senior Secured Notes through open market purchases. These purchases resulted in an extraordinary gain of approximately $363,000 (net of the write-off of applicable debt issuance costs, unamortized debt discount and other transaction costs totaling $601,000 and net of applicable income taxes of $310,000). The Company did not acquire any such notes during the fiscal year ended September 29, 1996.

         On June 5, 1996, the Company entered into a revolving credit agreement with The CIT Group/Business Credit Inc. ("CIT"), pursuant to which, subject to the satisfaction of certain borrowing conditions, the
         Company may borrow the lesser of $25,000,000 or 85% of eligible accounts receivable but in no event at any time more than 75% of the Company's Accounts, as defined in the agreement, determined in accordance with generally accepted accounting principles. Interest is payable monthly at prime plus .5% per annum or at the LIBOR rate plus 2.75% if the Company elects to borrow funds under a LIBOR Loan as defined in the agreement. The loan matures on June 5, 2001. All of the Company's trade accounts receivable are pledged as collateral for this loan. The agreement restricts the creation of certain additional indebtedness. The Company was in compliance with the covenants under this agreement at September 28, 1997. At September 28, 1997 the Company had approximately $7,237,000 available under the revolving credit agreement. The Company had $15,169,000 of outstanding borrowings under this agreement at September 28, 1997. The Company had no outstanding borrowings under this agreement at September 29, 1996.

         On September 5, 1997, in connection with the purchase of Townsend Plastics (Note 6), the Company amended the financing agreement with CIT to include a term note of $1,500,000 ("Term Note"). The Term Note is payable in twelve equal quarterly installments beginning December 31, 1997. Interest on the Term Note is payable monthly at prime plus .25% per annum or at the LIBOR rate plus 2.75% if the Company elects to borrow funds under a LIBOR loan as defined in the agreement.

         In connection with the purchase of the Lucite(R) S-A-R business on August 29, 1997 (Note 6), the Company issued an unsecured promissory note in the principal amount of $1,000,000 payable to ICI Acrylics, Inc. The principal amount of the note, together with interest at the rate of 8% per annum, is payable in three installments on the first, second and third anniversary date of the note.

         The Company leases certain machinery and equipment under non-cancelable capital leases which extend for varying periods up to 5 years. Other obligations include remaining capitalized lease obligations of $737,000 and $1,402,000 as of September 28, 1997 and September 29, 1996, respectively (Note 13).

10.      INCOME TAXES

         The effective tax rate differs from the statutory federal income tax rate for the following reasons (in thousands):

                                                                         Fiscal Years Ended
                                                         ---------------------------------------------------------
                                                           September 28,       September 29,        October 1,
                                                               1997                1996               1995
                                                         ----------------    -----------------    ----------------
          Income tax calculated at the statutory
            rate applied to income (loss) before
            income tax and extraordinary item               $    408             $ (7,657)           $   (163)

          Increase (decrease) resulting from:
            Exclusion of extraordinary gain
            on the extinguishment of debt                         -                     -                 310

            Amortization of reorganization  value
            in excess of amounts allocable to
            identifiable assets                                  155                  145                 145

            State income tax                                     354                 (593)                  -
            Other                                                (86)                ( 16)               (171)
                                                            --------             --------            --------
          Income tax expense (benefit)                      $    831             $ (8,121)           $    121
                                                            ========             ========            ========

         Income tax expense (benefit) consisted of the following components (in thousands):

                                                                         Fiscal Years Ended
                                                         ---------------------------------------------------------
                                                           September 28,       September 29,        October 1,
                                                               1997                1996               1995
                                                         ------------------  ------------------   ----------------
          Current
            Federal                                         $      -             $    119             $      -
            State                                                284                  532                  242
                                                            --------             --------             --------
              Total                                         $    284             $    651             $    242
                                                            ========             ========             ========
          Net deferred tax (benefit) expense
            Federal                                         $    477             $ (7,647)            $   (106)
            State                                                 70               (1,125)                 (15)
                                                            --------             --------             --------
              Total                                         $    547             $ (8,772)            $   (121)
                                                            ========             ========             ========
          Total
            Federal                                         $    477             $ (7,528)            $   (106)
            State                                                354                 (593)                 227
                                                            --------             --------             --------
              Total                                         $    831             $ (8,121)            $    121
                                                            ========             ========             ========

         The total income tax expense of $121,000 for the fiscal year ended October 1, 1995 includes an expense in the amount of $310,000 applicable to the extraordinary item (Note 9).

         The components of the deferred tax assets and liabilities consisted of the following (in thousands):

                                                                            September 28, 1997
                                                         -----------------------------------------------------------
                                                             Assets             Liabilities             Total
                                                         ----------------    ------------------    -----------------
          Current
            Accrued expenses deductible in future
              period                                       $  6,944              $      -              $  6,944
                                                           ========              ========              ========
          Non-Current
            Acquired tax loss carryforward benefits        $  7,872              $      -              $  7,872
            Net operating loss carryforward                   4,553                     -                 4,553
            Book basis in excess of tax basis of
              assets                                              -                (8,123)               (8,123)
            Long-term accrual of expenses
              deductible in future periods                    4,972                     -                 4,972
            Valuation allowance                              (7,872)                    -                (7,872)
                                                           --------              --------              --------
                Total                                      $  9,525              $ (8,123)             $  1,402
                                                           ========              ========              ========

                                                                            September 29, 1996
                                                         -----------------------------------------------------------
                                                             Assets             Liabilities             Total
                                                         ----------------    ------------------    -----------------
          Current
            Accrued expenses deductible in future
              period                                       $  7,408              $      -              $  7,408
                                                           ========              ========              ========
          Non-Current
            Acquired tax loss carryforward benefits        $  7,872              $      -              $  7,872
            Net operating loss carryforward                   4,906                     -                 4,906
            Book basis in excess of tax basis of
              assets                                              -                (7,931)               (7,931)
            Long-term accrual of expenses
              deductible in future periods                    4,510                     -                 4,510
            Valuation allowance                              (7,872)                    -                (7,872)
                                                           --------              --------              --------
                Total                                      $  9,416              $ (7,931)             $  1,485
                                                           ========              ========              ========

         The ultimate realization of the acquired tax loss carryforward benefits is uncertain and subject to interpretation of the tax law as it applies to the Company's bankruptcy reorganization.

         The net operating and acquired tax loss carryforward benefits expire in various years ending in 2010. The acquired tax loss carryforward benefits consist of tax net operating loss carryforwards and pension contribution deductions. The acquired net operating loss carryforwards are subject to an annual limitation arising from the Company's September 27, 1992 bankruptcy reorganization. The annual limitation on utilization of the acquired net operating loss carryforward for tax purposes is approximately $1,600,000 per year. Utilization of the acquired tax loss carryforward benefits in future periods will be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

11.      STOCKHOLDERS' EQUITY

         The Company's certificate of incorporation provides that the authorized capital stock of the Company consists of 35,000,000 shares of common stock and 1,000 shares of preferred stock, each having a par value of $0.01 per share. At September 28, 1997, approximately 13,373,000 shares of common stock had been issued. Approximately 334,000 shares of common stock are reserved for issuance pending resolution of disputed claims in the bankruptcy proceedings (Note 13).

         The holder of the Series B Preferred Stock was entitled to vote as a separate class of shareholders for the purpose of electing certain directors to the Board of Directors of the Company. A holder of Series B Preferred Stock had no preemptive or preferential rights to purchase or subscribe to any additional shares of capital stock except for the conversion rights described below.

         The Company had the right to redeem all or any portion of the Series B Preferred Stock at any time following 30 days' notice to the holder of such Preferred Stock by (a) paying $150,000 per share for each share of Series B Preferred Stock that the Company, in its sole discretion, elected to redeem; and (b) issuing all common stock dividends then accrued but unpaid on the Preferred Stock to be redeemed. The Company had the right, but no obligation, to redeem, at its option, any or all whole or fractional shares of Preferred Stock. In the event of a liquidation of the Company, the holder of the Preferred Stock would be entitled to receive, following all distributions to creditors of the Company required under Delaware law, a liquidation payment of $150,000 per share plus all accrued but unpaid dividends prior to any distributions to common stockholders.

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

         From September 1, 1992, the holder of shares of Series B Preferred Stock was entitled to receive an annual dividend equal to 8% of the redemption price for outstanding shares of Series B Preferred Stock, as applicable, payable only in shares of common stock which number of shares is based on the average of the last reported bid prices for the 30 calendar days preceding the declaration date. The Company declared such dividends, on a quarterly basis through February 1997.

         During the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995, the Company declared stock dividends of $220,000, $420,000 and $420,000, respectively, resulting in the issuance of 73,448, 115,657 and 125,588 shares of common stock, respectively, at an average price per common share of $3.00, $3.63 and $3.34, respectively. The $220,000 and $420,000 of dividends declared during the fiscal years ended September 28, 1997 and September 29, 1996 were charged to additional paid-in capital. Of the $420,000 of dividends declared during the fiscal year ended October 1, 1995, $72,000 was charged to retained earnings and the remaining $348,000 was charged to additional paid-in capital.

         On December 18, 1996, the Board designated a new series of preferred stock of the Company termed Series C Junior Participating Preferred Stock, $.01 par value ("Series C Preferred") and reserved 450 shares of the Series C Preferred for issuance. At the same time, the Board declared a dividend of a right to acquire 1/100,000 of a share of Series C Preferred to the holder of each share of common stock (the "Rights") under a Shareholder Rights Plan. The Rights will trade with the common stock and be detachable from the common stock and exercisable only in the event of an acquisition of or grant of the right to acquire 15% or more of the common stock by one party or common group or a tender offer to acquire 15% or more of the common stock.

         Warrants

         The Company has 800,000 warrants outstanding to purchase an aggregate of 800,000 shares of its Common Stock at a price equal to $4.375 per share subject to adjustments under certain circumstances. All outstanding warrants are exercisable at any time on or prior to June 1, 2003, at which time they will terminate and become void. The warrants are detachable from the Senior Secured Notes and, therefore, were allocated a portion of the proceeds in the amount of approximately $1,566,000, which was their market value at the time they were issued. This amount was added to additional paid-in capital. As of September 28,1997 no warrants had been exercised.

         Stock Compensation Plans

         At September 28, 1997, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except earnings per share information):

                                              Fiscal 1997     Fiscal 1996
Net income (loss) -       As reported              $  379      $ (14,401)
                          Pro forma                $  308      $ (14,434)

Earnings per share -      As reported              $ 0.03      $   (1.09)
                          Pro forma                $ 0.02      $   (1.10)


         The Company has reserved 1,363,636 shares of common stock to be issued and sold pursuant to the 1992 Stock Option Plan that was adopted by the Company on September 27, 1992. Generally, of the options under this plan granted, 60% vested on May 1, 1994 and the remainder vested on November 1, 1995. Vesting provisions for any additional options will be determined by the Board of Directors of the Company at the time of the grant of such options. The stock options are exercisable over a period determined by the Board of Directors or its Compensation Committee, but no longer than ten years after the date granted.

         During the fiscal year ended September 26, 1993, the Company adopted the 1992 Non-Qualified Stock Option Plan available for non-officer directors. This plan provides that directors who are not officers of the Company are entitled to forego up to 100% of their annual retainer in exchange for options to purchase the Company's common stock at an option price of 50% of the market price of the underlying common stock at the date of grant. The options are exercisable for a period of 10 years starting with the date of the grant of each option.

         During the fiscal year ended October 2, 1994, the Company adopted the 1994 Stock Option Plan available for certain key employees of the Company. The Company has reserved approximately 812,000 shares of common stock to be issued under this plan, provided that the aggregate number of options that may be granted under the 1994 Stock Option Plan and all other stock option plans of the Company for employees may not at any time exceed in the aggregate 15% of the then currently authorized common stock outstanding, on a fully diluted basis. Stock options granted under this plan are exercisable until not later than January 1, 2004.

         During the fiscal year ended September 29, 1996, the Company adopted the 1995 Non-Qualified Stock Option Plan available for directors. Each director is granted an option to purchase 10,000 shares of the Company's common stock in the case of the initial grant and 5,000 shares for any subsequent grant. The initial grant occurred upon the adoption of this plan or, in the case of new directors, 30 days after becoming an eligible director of the Company. Options granted under this plan have a term of three years and may be exercised nine months after the date of the grant. This plan terminates on February 14, 2006. No director who is not an officer of the Company may receive options to purchase more than an aggregate of 10,000 shares of Common Stock in any calendar year under all of the Company's Stock Option Plans.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 1996 and 1997, respectively: expected volatility of 45.89% and dividend yield of 0% for both years, risk-free interest rates of 5.656% and 6.042% and expected life of 10 years except for the 1995 Plan options which have an expected life of 3 years.

         The following table summarizes all stock option transactions for the Fiscal years ended September 28, 1997 and September 29, 1996:


                                                        Fiscal 1997                            Fiscal 1996
                                              --------------------------------       -------------------------------
                                                          Weighted-Average                          Weighted-Average
                                              Shares       Exercise Price            Shares          Exercise Price
                                             ---------------------------------       -------------------------------
Outstanding at Beginning of Year             1,707,973             $3.45            1,650,561             $3.45
Grants                                         296,570             $2.89               93,000             $3.39
Exercised                                            -                 -               (6,862)            $2.94
Forfeited                                     (109,293)            $3.48              (28,726)            $3.60
                                             ---------                              ---------
Outstanding at End of Year                   1,895,250             $3.36            1,707,973             $3.45
                                             =========                              =========
Exercisable at End of Year                   1,603,676                              1,484,502
                                             =========                              =========
Weighted-average fair value of
  options granted during the year             $   1.75                                $  0.99

         The following table summarizes information about stock options at September 28, 1997:

                                            Options Outstanding                                 Options Exercisable
                       -------------------------------------------------------   -------------------------------------
                           Number         Weighted-Average    Weighted-Average        Number          Weighted-Average
Range of Exercise      Outstanding at         Remaining          Exercise         Exercisable at        Exercise
Prices                     9/28/97        Contractual Life         Price              9/28/97              Price
                       --------------     ----------------    ----------------     --------------     ----------------
$2.625 - $3.125            670,772            6.8 Years            $2.80              387,198                $2.76
$3.250 - $4.000            742,452            5.9 Years            $3.37              738,452                $3.36
$4.125 - $4.500            482,026            6.0 Years            $4.13              478,026                $4.13
                         ---------                                                  ---------
                         1,895,250            6.3 Years            $3.36            1,603,676                $3.44
                         =========                                                  =========

         Employee Stock Ownership Plan

         The Company has established the Uniroyal Technology Corporation Employee Stock Ownership Plan (the "ESOP"). The ESOP is a stock bonus plan intended to encourage eligible employees to save for their retirement and to increase their proprietary interest in the Company by accumulating the Company's common stock. Employees eligible for the initial distribution generally were all employees employed by the Company on or after January 1, 1993, excluding executive officers of the Company.

         The Company made an initial contribution to the ESOP of 425,000 shares of common stock. Future contributions by the Company are discretionary. The initial contribution has been allocated to eligible employees of the Company ratably based upon the respective compensation levels of the eligible employees. Shares allocated to each participant account under the ESOP will become vested upon the participant's completion of three years of cumulative service with the Company. The Company did not make any contributions to the ESOP during the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995. The Company did not have any ESOP expense during the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995.

12.      EMPLOYEE COMPENSATION

         Post-retirement Health Care and Life Insurance Benefits

         Certain retired employees are currently provided with specified health care and life insurance benefits. Generally, the plan provides for reimbursement of approved medical and prescription drug costs not fully covered by Medicare. The plan also provides for certain deductibles and co-payments. The life insurance benefits provide for amounts based upon the retirees' compensation at the time of their retirement. Eligibility requirements for such benefits vary by division, but generally provide that benefits are available to employees who retire after a certain age with specified years of service or a combined total of age and years of service. The Company has the right to modify or terminate certain of these benefits. The Company's policy is to pay the actual expenses incurred by the retirees; the Company does not intend to fund any amounts in excess of those obligations. The Company is also obligated to provide benefits to certain salaried retirees of Uniroyal Plastics Company, Inc. ("UPC") which is currently in liquidation proceedings under Chapter 7 of the U.S. Bankruptcy Code and is an affiliate of the Predecessor Companies (defined in Note 13) or Uniroyal, Inc. ("Uniroyal") (not affiliated with the Company) who are class members under a federal district court order. The Company and Uniroyal agreed to share on a 35%-65% basis, respectively, the costs of providing medical, prescription drug and life insurance benefits to these retirees. The Company is further obligated to make payments to a Voluntary Employee Benefits Association ("VEBA") established to provide benefits to certain retirees of the Predecessor Companies and UPC.

         The Company adopted SFAS No. 106 as of September 27, 1992, which requires that the cost of the foregoing benefits be recognized in the Company's consolidated financial statements over an employee's service period with the Company. The Company determined that the accumulated post-retirement benefit obligation ("Transition Obligation") of these plans upon adoption of SFAS No. 106 was $28,085,000. The Company elected to defer the recognition of the Transition Obligation and amortize it over the greater of the average remaining service period or life expectancy period of the participants, which is expected to be approximately 16 years. In connection with the Ensolite Sale (Note 5) the Company recognized approximately $4,500,000 of the Transition Obligation relating to this employee group as reduction to the gain on the sale. In connection with the sale of the automotive division of the Coated Fabrics Segment (Note 14), the Company recognized approximately $3,600,000 in Fiscal 1996 of the Transition Obligation and other expenses relating to this employee group.

         The following table summarizes the accumulated post-retirement and benefit obligation included in the Company's balance sheets (in thousands):

                                                                            September 28,           September 29,
                                                                                1997                    1996
                                                                         ------------------      ------------------
          Accumulated post-retirement benefit obligation:
            Retirees                                                       $ 25,925                 $ 25,919
            Fully eligible active plan participants                           5,939                    4,836
            Other active plan participants                                    2,357                    2,904
            Unrecognized prior service cost                                     276                      290
            Unamortized transition obligation                               (12,250)                 (16,613)
            Unrecognized net loss                                            (7,562)                  (6,859)
                                                                           --------                 --------
            Accrued post-retirement benefit obligation                     $ 14,685                 $ 10,477
                                                                           ========                 ========

         The net periodic post-retirement benefit cost contains the following components (in thousands):

                                                                          Fiscal Years Ended
                                                       --------------------------------------------------------------
                                                          September 28,         September 29,         October 1,
                                                              1997                  1996                1995
                                                       -------------------    ------------------    -----------------

          Service cost                                       $     67              $    205           $    196
          Interest cost on projected benefit
            obligation                                          2,315                 2,366              2,202
          Amortization of unrecognized transition
            obligation                                          1,134                 1,651              1,755
          Other - net                                             191                   362                140
                                                             --------              --------           --------
          Net periodic post-retirement benefit
            cost                                             $  3,707              $  4,584           $  4,293
                                                             ========              ========           ========

         All post-retirement benefits are based on actual costs incurred except for a certain group of retirees which is covered under an agreement providing payments based on the number of beneficiaries. For measurement purposes, an approximate 6.1% annual rate of increase in the cost of covered health care benefits was assumed for years one through two, approximately 5.9% for years three through five and
         approximately  4.9%  thereafter.   The  health  care  cost  trend  rate
         assumption has a significant effect on the amounts reported. For example, increasing the health care trend rate by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of September 28, 1997 by $2,263,000 and the net periodic post-retirement benefit cost by $179,000.

         The weighted average discount rate used in determining the accumulated post-retirement benefit obligation for the fiscal years ended September 28, 1997 and September 29, 1996 was 7.0% and 7.75%, respectively. The weighted average discount rate used in determining the net periodic post-retirement benefit cost for the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995 was 7.75%, 7.0% and 7.0%,
         respectively.

         Other Benefit Plans

         The Royalite, UEP and UAS divisions provide additional retirement benefits to substantially all of their employees and the Polycast Division provides such benefits to certain of its employees through two defined contribution savings plans. The plans provide for employee contributions and employer matching contributions to employee savings. Employer contributions are generally either 2% of salaried and certain non-union hourly participants' gross earnings or rates per hour ranging generally from $.05 to $.51 based on years of service. The expenses pertaining to these plans amounted to approximately $649,000, $699,000 and $670,000 for the fiscal years ended in 1997, 1996 and 1995, respectively.

         In addition, the Company provides a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan covers all eligible salaried and non-union wage employees of the Company. The savings plan allows all eligible employees to defer up to 15% of their income on a pre-tax basis through contributions to the savings plan. For every dollar an employee contributes, the Company may contribute an amount equal to 25% of each participant's before-tax obligation up to 6% of the participant's compensation. Such employer contribution may be made in cash or in Company common stock. The expenses pertaining to this savings plan were approximately $141,000, $228,000 and $174,000 for the fiscal years ended 1997, 1996 and 1995. During Fiscal 1996 the Company contributed 60,648 shares of its common stock with a market value of approximately $212,000 to the savings plan. The Company did not make any such contributions during the fiscal years ended 1997 and 1995.

13.      COMMITMENTS AND CONTINGENCIES

         Bankruptcy Proceedings

         On September 27, 1992 the company acquired the businesses of certain direct and indirect subsidiaries of The Jesup Group, Inc. ("Jesup") for $54,400,000 of the Company's common and preferred stocks. These subsidiaries (collectively, the "Predecessor Companies") are the current operating divisions of the Company. The Predecessor Companies previously filed petitions with the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") seeking protection from their creditors under Chapter 11 of the United States Bankruptcy Code. On August 20, 1992 the Bankruptcy Court approved the Third Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code for Polycast Technology Corporation and its Affiliated Debtors (the "Plan"). The Plan was substantially consummated at the close of business on September 27, 1992 (the "Effective Date").

         As a result of the bankruptcy and the consummation of the Plan at September 27 1992, the Company recorded certain adjustments to present its consolidated financial statements at September 27, 1992 in conformity with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), of the American Institute of Certified Public Accountants. Under the provisions of SOP 90-7, the Company was required to adopt fresh start reporting as of September 27, 1992 because (i) the reorganization value of the Company (approximate fair value on the Effective Date) was less than the total of all post-petition liabilities and pre-petition allowed claims and (ii) holders of the voting shares of the Predecessor Companies before the Effective Date received less than 50 percent (50%) of the voting shares of the Company.

         Notwithstanding the confirmation and effectiveness of the Predecessor Companies' Plan, the Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed pre-petition claims and to resolve other matters that may arise in connection with or relate to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. Approximately 9,666,000 shares have been issued to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The Company retained approximately 86,000 shares of common stock which are included in treasury stock. The remaining approximate 334,000 shares of the original 10,000,000 shares allocated for the disposition of bankruptcy claims are being held pending resolution of certain miscellaneous claims.

         Litigation

         Approximately 130 hourly employees at the Company's acrylic sheet manufacturing facility in Stamford, Connecticut are represented by Teamsters Local 191, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "Teamsters"). The Teamsters declared a strike on July
         11,1994 and called off the strike December 10,1994. The Company and Teamsters settled their dispute in June 1996. The Company agreed to settle the claim of the striking employees for back pay following the receipt of release of claims from such employees. The Company settled its obligation to the employees in August 1996 with a payment of approximately $808,000, inclusive of employment taxes of $58,000.

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

         The Company may become subject to claims relating to certain environmental matters. The operations of the Predecessor Companies and certain of their affiliates produced waste materials that, prior to 1980, were disposed of at some 36 known unregulated sites throughout the United States. After 1980, waste disposal was limited to sites permitted under federal and state environmental laws and regulations. If any of the disposal sites (unregulated or regulated) are found to be releasing hazardous substances into the environment, under current federal and state environmental laws, the appropriate company might be subject to liability for cleanup and containment costs.

         Prior to the effective date of the Predecessor Companies' Plan, several sites were identified where there were potential liabilities for the cost of environmental cleanup. In most instances, this potential liability resulted from the alleged arrangement for the off-site disposal of hazardous substances by Uniroyal, Inc.

         Pursuant to a settlement agreement with the United States Environmental Protection Agency ("EPA"), the United States Department of the Interior and the States of Wisconsin and Indiana (the "EPA Settlement Agreement"), entered into in connection with the Plan, the Predecessor Companies compromised and settled (in exchange for common stock of the Company) substantially all of the pre-petition liabilities of the Predecessor Companies and the Company relating to disposal activities under Sections 106 and 107 of the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), Section 3008 of the Resource Conservation and Recovery Act ("RCRA") and similar state laws for cleanup of the remaining unsettled 20 designated sites not owned by any of the Predecessor Companies (the "Known Sites") and for natural resource damages at 15 of the 20 Known Sites. Pursuant to the EPA Settlement Agreement, the Predecessor Companies and the Company received from the United States and the States of Indiana and Wisconsin a covenant not to sue for response costs and, with the exception of five Known Sites, natural resource damages at each of the Known Sites. In addition, pursuant to Section 113(f)(2) of CERCLA, and as provided under the EPA Settlement Agreement, the Predecessor Companies and the Company will be protected against contribution claims filed by private parties for any Known Site for matters covered by the EPA Settlement Agreement. The EPA Settlement Agreement established a mechanism for the Company to resolve its liability for any other sites, except for those owned by the Company (the "Additional Sites"), arising from pre-petition disposal activity. The Company also agreed to share with such parties the proceeds of claims relating to the known sites made against certain insurers of the Predecessor Companies and their affiliates.

         In the event that the United States, or the State of Wisconsin or the State of Indiana asserts a claim against any of the Predecessor
         Companies or the Company for response costs associated with pre-petition disposal activities at any Additional Site, the governmental party will be entitled to pursue its claim in the ordinary course, and the Company and the Predecessor Companies will be entitled to assert all of their defenses. However, if and when the Company or any of the Predecessor Companies is held liable, and if the liability is determined to arise from pre-petition disposal activities, the Company or such Predecessor Company may pay the claims in discounted "plan dollars" (i.e., the value of the consideration that the party asserting such claim would have received if the liability were treated as a general unsecured claim under the Plan). Such payment may be made in cash or securities, or a combination thereof, at the Company's or such Predecessor Company's option. The Company is not aware of any such claims related to Additional Sites.

         Claims arising from real property owned by the Company are not affected by the EPA Settlement Agreement. In connection with the acquisition of a manufacturing facility in South Bend, Indiana, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven year period. The Company has placed $1,000,000 in an escrow account to be used for such clean-up in accordance with the terms of the purchase agreement. As of September 28, 1997, the Company had incurred approximately $235,000 of related remediation costs.

         The Company's acquisition of assets of Townsend Plastics in September 1997 (Note 6) included the building in which the business operates in Pleasant Hill, Iowa. The seller retained the underlying real property, which is leased to the Company for a term of ten years. The Company also has an option to acquire such real property until September 30, 2007. The real property is subject to a RCRA Facility Investigation/Corrective Measures Study with Interim Measurers ordered by the EPA pursuant to RCRA. Two former lessees of the property are performing corrective measures on the real property to remediate soil and ground water contamination. The Company does not anticipate that such corrective measures will interfere with the Company's use of the property. The Company does not anticipate any liability to the Company in connection with such contamination or corrective measures as long as the Company remains a lessee of the property.

         Based on information available as of September 28, 1997, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

         Leases

         The Company is a party to non-cancelable lease agreements involving equipment. The leases extend for varying periods up to 5 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Generally these leases have options to purchase at varying dates.

         The Company's property held under capitalized leases, included in property, plant and equipment (Note 4) consists of the following (in thousands):

                                                                            September 28,          September 29,
                                                                                1997                   1996
                                                                         -----------------       ----------------

          Machinery, equipment and office furnishing                      $  2,397                 $  1,445
          Construction in progress                                               -                      969
          Less accumulated amortization                                       (568)                    (308)
                                                                          --------                 --------
                                                                          $  1,829                 $  2,106
                                                                          ========                 ========

         The approximate minimum future lease obligations on long-term non-cancelable capital lease obligations included in long-term debt (Note 9) during subsequent fiscal years ending in September are as follows (in thousands):

                            Fiscal Year
                              1998                                              $    491
                              1999                                                   182
                              2000                                                   128
                              2001                                                    10
                                                                                --------
                                                                                     811
                              Less imputed interest                                   74
                                                                                --------
                                Total                                           $    737
                                                                                ========

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

         The Company leases equipment, vehicles and warehouse and office space under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. The approximate future minimum rentals under non-cancelable operating leases during subsequent fiscal years ending in September are as follows (in thousands):

                            Fiscal Year
                              1998                                              $    886
                              1999                                                   492
                              2000                                                   444
                              2001                                                    80
                              2002                                                    41
                              Subsequent years                                        21
                                                                                --------
                                Total                                           $  1,964
                                                                                ========

         Rent expense was  approximately  $1,264,000,  $1,592,000 and $1,643,000 for the years ended September 28, 1997, September 29, 1996 and October 1, 1995 respectively.

         Officers' Compensation

         On August 1, 1995 the Company implemented a Deferred Compensation Plan providing certain key employees the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer a portion of their base compensation and bonuses earned each year. Amounts deferred will earn interest at 12% per annum. The program is not qualified under Section 401 of the Internal Revenue Code. At September 28, 1997 and September 29, 1996 participant deferrals which are included in accrued liabilities were $334,000 and $173,000 respectively. The expense during the fiscal year ended September 28, 1997, September 29, 1996 and October 1, 1995 was $161,000, $156,000 and
         $17,000, respectively.

         Also during the fiscal year ended October 1, 1995, split dollar life insurance contracts were purchased on the lives of the five executive officers. Insurance premiums of $186,000 were paid during each of the fiscal years ended September 28, 1997 and September 29, 1996, of which $531,000 and $356,000, respectively, has been capitalized to reflect the cash surrender value of these contracts net of loan balances.

         As of September 28, 1997, the Company had employment contracts with four officers of the Company, providing for total annual payments of approximately $1,453,000 plus bonuses through September 1, 1998.

14.      AGREEMENT TO  SELL  CERTAIN ASSETS OF  THE AUTOMOTIVE  DIVISION OF THE
           COATED FABRICS SEGMENT

         During the fourth quarter of Fiscal 1996 Management of the Company concluded that, based not only on its decision to sell, but also on discussions with interested buyers, a sale of the automotive operation of the Coated Fabrics Segment was probable. Further, on December 11, 1996, the Board of Directors approved the closure of the Port Clinton, Ohio operation ("Port Clinton") of the Coated Fabrics Segment during the fiscal year ending September 28, 1997 in the event a sale did not occur. Port Clinton incurred operating losses of approximately $7,640,000 and $5,540,000 during the fiscal years ended September 29, 1996 and October 1, 1995.

         In accordance with SFAS No. 121, the Company recorded a write-down of long-lived assets of the facility totaling approximately $8,900,000 during the fiscal year ended September 29, 1996. The carrying value of the long-lived assets to be disposed of was $9,346,000 as of September 28, 1997 and $10,832,000 as of September 29, 1996.

         In connection with the probable sale of the automotive operation of the Coated Fabrics Segment in Fiscal 1996, Management believed that a curtailment would result from the associated expected reduction in the plan participants. In accordance with SFAS No. 106, the Company recognized approximately $3,600,000 of a curtailment loss in connection with the probable sale of the Coated Fabrics Segment's automotive operation during the fiscal year ended September 29, 1996.

         On May 15,  1997 the  Company  agreed  to sell  certain  assets  of the automotive division of the Coated Fabrics Segment located at the Company's Stoughton, Wisconsin, facility ("Stoughton") to Textileather Corporation, a subsidiary of Canadian General-Tower, Limited ("CGT") for $6,657,500. The Company received $4,657,500 in cash and a holdback of $2,000,000 to be paid pursuant to the terms of a supply agreement and to bear interest at the rate of 9% per annum. Under the terms of the supply agreement, the Company has agreed to continue to manufacture and supply Stoughton automotive products to its customers until Textileather Corporation can transfer production of the Stoughton automotive products to its own facility. The $2,000,000 plus accrued interest is payable in stages and contingent upon the successful transfer of certain automotive programs to Textileather Corporation. The first installment was due September 30, 1997. The Company requested payment and was denied payment by CGT. On October 10, 1997, the Company filed suit against CGT and Textileather Corporation in the Dane County, Wisconsin Circuit Court. The Company is seeking damages for non-payment of the holdback and declaratory and injunctive relief. On October 30, 1997, the defendants filed their answer, basically denying the claims. Discovery has begun in this matter. Due to its contingent nature and associated litigation, the Company has not recorded the $2,000,000 holdback receivable as of September 28, 1997. The Company can also earn up to an additional $1,198,000 under this agreement upon realization of certain sales (as outlined in the agreement) by Textileather Corporation during Fiscal 1998.

         On October 17, 1997 the Company further agreed to sell certain assets at Port Clinton to CGT for $5,325,000 plus the value of purchased inventories and plus or minus adjustments contingent upon the transfer of certain automotive programs to CGT as defined in the agreement. Under the agreement with CGT the Company should receive $4,270,000 in June of 1998 upon obtaining certain customer approvals and resulting transfer to CGT of purchased assets that relate to the Company's door panel programs. The Company should receive $1,055,000 in December of 1998 upon obtaining certain customer approvals and resulting transfer to CGT of purchased assets that relate to the Company's instrument panel programs.

         Management believes that the write-down to long-lived assets, the curtailment loss and other reserves recorded relating to this agreement for sale remain appropriate at September 28, 1997, the net effect of which resulted in no significant gain or loss during the fiscal year ended September 28, 1997. Other than the potential contingent payments that the Company may receive, Management believes that the Company will not have any further significant gain or loss upon the ultimate completion of the sale.

15.      RELATED PARTY TRANSACTIONS

         The Company has an agreement with an investment banking firm that employs a relative of one of the Company's executive officers. The agreement retains the investment banking firm to provide financial advisory services to the Company for the period January 1, 1997 through December 31, 2000. The Company incurred expenses related to this agreement of approximately $274,000 during the fiscal year ended September 28, 1997 and $258,000 related to a similar agreement during the fiscal year ended September 29, 1996. In addition, see Note 16 regarding a related party transaction that occurred subsequent to September 28, 1997.

16.      SUBSEQUENT EVENT

         Through a technology license dated September 29, 1997, the Company has acquired from Emcore Corporation ("Emcore") certain technology for the manufacture of epitaxial wafers used in high brightness light emitting diodes (LEDs) for lamps and display devices for license fees aggregating up to approximately $5 million during Fiscal 1998. A wholly owned subsidiary of the Company plans to enter into a joint venture agreement with Emcore, whereby a joint venture, to be managed by the subsidiary of the Company, will purchase machines from Emcore and will sell and eventually manufacture epitaxial wafers, lamps and display devices. Thomas J. Russell, the Chairman of the Board of Directors of Emcore, is a director and major stockholder of the Company, and Howard
         R. Curd, the Chairman of the Board of Directors and Chief Executive Officer of the Company, is a director of Emcore.

17.      SEGMENT INFORMATION

         Identifiable assets by segment are those assets that are used solely in the Company's operations in each segment. The Company did not derive 10% or more of its sales from any single customer during the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995.

         Segment data for the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995 are as follows (in millions):

                                                                        Fiscal Years Ended
                                                     --------------------------------------------------------------
                                                      September 28,             September 29,         October 1,
                                                          1997                      1996                1995
                                                     ---------------         ------------------    ---------------
         Net sales:
           High performance plastics                   $  118.8                 $  115.1               $  112.2
           Coated fabrics                                  68.8                     58.7                   56.1
           Specialty adhesives                             20.9                     35.5                   46.7
                                                       --------                 --------               --------
             Total                                     $  208.5                 $  209.3               $  215.0
                                                       ========                 ========               ========
         Operating income (loss):
           High performance plastics                   $   10.5                 $    7.0               $   13.0
           Coated fabrics                                   2.1                    (19.0)                  (4.9)
           Specialty adhesives                             (0.3)                     0.1                    2.1
           Unallocated                                     (1.7)                    (0.8)                  (0.7)
                                                       --------                 --------               --------
             Total                                     $   10.6                 $  (12.7)              $    9.5
                                                       ========                 ========               ========
         Identifiable assets:
           High performance plastics                   $   92.0                 $   80.9               $   80.1
           Coated fabrics                                  43.7                     46.4                   51.0
           Specialty adhesives                             15.0                      9.3                   24.9
           Corporate                                       30.8                     34.2                   24.5
                                                       ========                 ========               ========
             Total                                     $  181.5                 $  170.8               $  180.5
                                                       ========                 ========               ========
         Depreciation and amortization:
           High performance plastics                   $    4.9                 $    4.4               $    4.0
           Coated fabrics                                   1.9                      3.7                    3.6
           Specialty adhesives                              0.9                      1.6                    1.9
           Unallocated                                      1.4                      0.9                    0.8
                                                       ========                 ========               ========
             Total                                     $    9.1                 $   10.6               $   10.3
                                                       ========                 ========               ========
         Capital expenditures:
           High performance plastics                   $    3.0                 $    3.9               $    4.5
           Coated fabrics                                   1.2                      2.4                    1.3
           Specialty adhesives                              7.3                      1.8                    0.8
           Corporate                                        0.8                      2.0                    2.2
                                                       --------                 --------               --------
             Total                                     $   12.3                 $   10.1               $    8.8
                                                       ========                 ========               ========

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Uniroyal Technology Corporation
Sarasota, Florida

We have audited the consolidated balance sheets of Uniroyal Technology Corporation and subsidiary (the "Company") as of September 28, 1997 and September 29, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 28, 1997, September 29, 1996, and October 1, 1995 and have issued our report thereon dated December 12, 1997 (included in this Form 10-K). Our audits also included the accompanying consolidated financial statement schedule listed in Item 14 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Tampa, Florida
December 12, 1997

                                                                                                              SCHEDULE II


                                                   UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                                                         VALUATION AND QUALIFYING ACCOUNTS
                                                                 (in thousands)




                                          COLUMN A          COLUMN B          COLUMN C        COLUMN D       COLUMN E
                                          --------          --------          --------        --------       --------

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
                                                                                (a)           (b)

  Year ended September 28, 1997
    Estimated reserve for
    doubtful accounts                         $    369         $      -      $     53     $   (165)         $    257
                                              ========         ========      ========     ========          ========
  Year ended September 29, 1996
    Estimated reserve for
    doubtful accounts                         $    437         $     (6)     $     27     $    (89)         $    369
                                              ========         ========      ========     ========          ========

  Year ended October 1, 1995
    Estimated reserve for
    doubtful accounts                         $    629         $   (217)     $    114     $    (89)         $    437
                                              ========         ========      ========     ========          ========


(a)       Amount represents recovery of amounts previously written-off.
(b)       Amount includes write-off of uncollectible accounts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          UNIROYAL TECHNOLOGY CORPORATION



Date:  December 19, 1997                           By:  /S/ Howard R. Curd
                                                        ------------------
                                                        Howard R. Curd, Chief
                                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/S/ Robert L. Soran                       /S/ Curtis L. Mack
-------------------------------           --------------------------------------
Robert L. Soran, Director, President      Curtis L. Mack, Director
  and Chief Operating Officer             Date:  December 19, 1997
Date:  December 19, 1997



/S/ George J. Zulanas                     /S/ Roland H. Meyer
-----------------------                   -------------------------------------
George J. Zulanas, Jr., Executive         Roland H. Meyer, Director
  Vice President and Chief                Date:  December 19, 1997
  Financial Officer
Date:  December 19, 1997



/S/ Howard R. Curd                        /S/ John A. Porter
-----------------------                   -------------------------------------
Howard R. Curd, Director, Chairman        John A. Porter, Director
  of the Board and Chief                  Date:  December 19, 1997
  Executive Officer
Date:  December 19, 1997



/S/ Peter C. B. Bynoe                    /S/ Thomas J. Russell
-----------------------                  ---------------------------------------
Peter C. B. Bynoe, Director              Thomas J. Russell, Director
Date:  December 19, 1997                 Date:  December 19, 1997



/S/ Richard D. Kimbel
-----------------------
Richard D. Kimbel, Director
Date:  December 19, 1997

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




/S/ Howard R. Curd                             /S/ Peter C. B. Bynoe
-------------------------                      ---------------------------------
Howard R. Curd, Director, Chairman             Peter C.B. Bynoe, Director
  of the Board and Chief                       Date:  December 19, 1997
  Executive Officer
Date:  December 19, 1997



/S/ Robert L. Soran                            /S/ Richard D. Kimbel
-------------------------                      ---------------------------------
Robert L. Soran, Director, President           Richard D. Kimbel, Director
  and Chief Operating Officer                  Date:  December 19, 1997
Date:  December 19, 1997



                                               /S/ Curtis L. Mack
                                               ---------------------------------
                                               Curtis L. Mack, Director
                                               Date:  December 19, 1997



                                               /S/ Roland H. Meyer
                                               ---------------------------------
                                               Roland H. Meyer, Director
                                               Date:  December 19, 1997


                                               /S/ John A. Porter
                                               ---------------------------------
                                               John A. Porter, Director
                                               Date:  December 19, 1997


                                               /S/ Thomas J. Russell
                                               ---------------------------------
                                               Thomas J. Russell, Director
                                               Date:  December 19, 1997