Form 10-Q
period 1997-12-28
UNIROYAL TECHNOLOGY CORP
filed 1998-01-30
CIK 890096


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

                  For the quarterly period ended December 28, 1997

                                                         OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to______

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

                    Total  number of shares of  outstanding  stock as of January 30, 1998

                                                Common stock 13,140,811

                         PART I - FINANCIAL INFORMATION


ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                                             UNIROYAL TECHNOLOGY CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)
                                                     (In thousands)

                                                         ASSETS

                                                                                          December 28,           September 28,
                                                                                              1997                    1997
                                                                                          ------------           -------------

Current assets:

   Cash and cash equivalents                                                              $        19            $        244

   Trade accounts receivable (less estimated reserve for
      doubtful accounts of $268 and $257, respectively)                                        25,300                  28,784

   Inventories (Note 2)                                                                        37,419                  34,528

   Prepaid expenses and other current assets                                                      799                   1,192

   Deferred income taxes                                                                        6,944                   6,944
                                                                                          -----------            ------------

   Total current assets                                                                        70,481                  71,692

Property, plant and equipment - net                                                            67,467                  68,314

Property, plant and equipment held for sale                                                     9,374                   9,346

Note receivable                                                                                 5,000                   5,000

Goodwill - net                                                                                  7,233                   7,350

Reorganization value in excess of amounts allocable
   to identifiable assets - net                                                                 7,346                   7,534

Deferred income taxes                                                                             348                   1,402

Other assets  (Note 3)                                                                         13,068                  10,853
                                                                                          -----------            ------------

TOTAL ASSETS                                                                              $   180,317            $    181,491
                                                                                          ===========            ============



                                              UNIROYAL TECHNOLOGY CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                                         (Unaudited)
                                             (In thousands, except share data)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          December 28,           September 28,
                                                                                              1997                    1997
                                                                                          ------------           -------------
Current liabilities:
   Current portion of long-term debt                                                      $     1,258            $      1,277
   Trade accounts payable                                                                      16,528                  15,551
   Accrued expenses:
      Compensation and benefits                                                                 9,371                  10,573
      Interest                                                                                  1,096                   3,019
      Taxes, other than income                                                                  1,454                   1,666
      State income taxes                                                                          393                     402
      Other                                                                                     5,800                   5,846
                                                                                          -----------            ------------

   Total current liabilities                                                                   35,900                  38,334

Long-term debt                                                                                 90,590                  88,370
Other liabilities                                                                              14,602                  14,755
                                                                                          -----------            ------------

Total liabilities                                                                             141,092                 141,459
                                                                                          -----------            ------------

Commitments and contingencies (Note 6)

Stockholders' equity (Note 5):
   Preferred stock:
      Series C - 0 shares issued and outstanding; par value $0.01;
         450 shares authorized                                                                      -                       -
   Common stock:
      13,712,275 and 13,707,360 shares issued or to be issued,
      respectively; par value $0.01; 35,000,000 shares authorized                                 138                     138
   Additional paid-in capital                                                                  54,054                  54,037
   Deficit                                                                                    (12,659)                (14,022)
                                                                                          -----------            ------------
                                                                                               41,533                  40,153
   Less treasury stock at cost - 585,843 and 85,843 shares, respectively                       (2,308)                   (121)
                                                                                          -----------            ------------
   Total stockholders' equity                                                                  39,225                  40,032
                                                                                          -----------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $   180,317            $    181,491
                                                                                          ===========            ============

                                          See notes to condensed consolidated financial statements.



                                              UNIROYAL TECHNOLOGY CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                           (In thousands, except per share data)


                                                                                       Three Months Ended
                                                                                ----------------------------------
                                                                                December 28,          December 29,
                                                                                   1997                   1996
                                                                                ------------          ------------
Net sales                                                                       $    51,182           $    46,027
Costs and expenses:
   Costs of goods sold                                                               36,901                36,447
   Selling and administrative                                                         7,014                 6,614
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                                          188                   188
   Depreciation and other amortization                                                2,143                 2,038
                                                                                -----------           -----------
Income before interest and income taxes                                               4,936                   740

Interest expense - net                                                               (2,545)               (2,200)
                                                                                -----------           -----------

Income (loss) before income taxes                                                     2,391                (1,460)

Income tax (expense) benefit (Note 4)                                                (1,028)                  481
                                                                                -----------           -----------

Net income (loss)                                                               $     1,363           $      (979)
                                                                                ===========           ===========

Net income (loss) per common share (Note 7)                                     $      0.10           $     (0.07)
                                                                                ===========           ===========

Net income (loss) per common share - assuming
   dilution (Note 7)                                                            $      0.10           $     (0.07)
                                                                                ===========           ===========




                                    See notes to condensed consolidated financial statements.



                                              UNIROYAL TECHNOLOGY CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                       (In thousands)

                                                                                        Three  Months Ended
                                                                                ------------------------------------
                                                                                December 28,            December 29,
                                                                                    1997                    1996
                                                                                ------------            ------------
OPERATING ACTIVITIES:
   Net income (loss)                                                            $      1,363            $       (979)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                                 2,143                   2,038
         Deferred tax provision (benefit)                                              1,054                    (497)
         Amortization of reorganization value in excess of
            amounts allocable to identifiable assets                                     188                     188
         Amortization of Senior Secured Notes discount                                    31                      27
         Amortization of refinancing and debt issuance costs                             115                     101
         Other                                                                            69                      49
         Changes in assets and liabilities:
            Decrease in trade accounts receivable                                      3,468                   1,491
            Increase in inventories                                                   (2,891)                 (4,408)
            Increase in prepaid expenses and
               other assets                                                           (2,024)                   (207)
            Increase (decrease) in trade accounts payable                                977                  (1,086)
            Decrease in accrued expenses                                              (3,392)                 (3,951)
            Decrease in other liabilities                                               (153)                   (119)
                                                                                ------------            ------------

Net cash provided by (used in) operating activities                                      948                  (7,353)
                                                                                ------------            ------------

INVESTING ACTIVITIES - Purchases of property, plant and
   equipment                                                                          (1,173)                 (2,691)
                                                                                ------------            ------------

FINANCING ACTIVITIES (Note 8) :
   Decrease in term loans                                                               (189)                   (177)
   Increase in revolving loan balance                                                  2,359                  10,887
   Redemption of Series B Preferred Stock                                                  -                  (2,250)
   Purchase of treasury stock                                                         (2,187)                      -
   Stock options exercised                                                                17                       -
                                                                                ------------            ------------

Net cash provided by financing activities                                                  -                   8,460
                                                                                ------------            ------------

Net decrease in cash                                                                    (225)                 (1,584)

Cash and cash equivalents at beginning of period                                         244                   2,023
                                                                                ------------            ------------

Cash and cash equivalents at end of period                                      $         19            $        439
                                                                                ============            ============

                                    See notes to condensed consolidated financial statements.


                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                           For the Three Months Ended
                     December 28, 1997 and December 29, 1996



1.       BASIS OF PRESENTATION

         The interim Condensed Consolidated Financial Statements of Uniroyal Technology Corporation and its wholly owned subsidiaries ULC Corp. and Uniroyal Optoelectronics, Inc. (the "Company") are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995. The Company's fiscal year ends on the Sunday following the last Friday in September.

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

2.       INVENTORIES

                                                            December 28,           September 28,
                                                                1997                    1997
                                                            ------------           -------------
         Raw materials, work in process
            and supplies                                    $     22,170           $      21,851
         Finished goods                                           15,249                  12,677
                                                            ------------           -------------
            Total                                           $     37,419           $      34,528
                                                            ============           =============

3.       TRANSACTION WITH EMCORE CORPORATION

         As of September 29, 1997, the Company entered into a technology agreement with Emcore Corporation ("Emcore") to acquire certain technology for the manufacture of epitaxial wafers used in high brightness light emitting diodes (LEDs) for lamps and display devices for license fees aggregating up to approximately $5 million during Fiscal 1998. Included in other assets at December 28, 1997 are license fees of $2,500,000 paid to Emcore during the first quarter of Fiscal 1998. Uniroyal Optoelectronics, Inc., a wholly owned subsidiary of the Company, plans to enter into a joint venture with Emcore, which will be managed by Uniroyal Optoelectronics, Inc., whereby the joint venture will purchase machines from Emcore to sell and eventually manufacture epitaxial wafers, lamps and display devices. Thomas J. Russell, the Chairman of the Board of Directors of Emcore, is a director and major stockholder of the Company, and Howard R. Curd, the Chairman of the Board of Directors and Chief Executive Officer of the Company, is a director of Emcore.

4.       INCOME TAXES

         The income tax (expense) benefit for the three months ended December 28, 1997 and December 29, 1996 were calculated through the use of the estimated income tax rates based on annualized income.

5.       STOCKHOLDERS' EQUITY

         On November 13, 1997, the Company repurchased 500,000 shares of its common stock for $2,187,500 in connection with the sale by the Pension Benefit Guaranty Corporation ("PBGC") of all of its holdings of the Company's common stock.

6.       COMMITMENTS AND CONTINGENCIES

         Bankruptcy Proceedings

         Notwithstanding  the  confirmation  and  effectiveness  of the  Plan of
         Reorganization (the "Plan") of the Company's predecessors (the "Predecessor Companies"), the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") continues to have jurisdiction to, among other things, resolve disputed pre-petition claims and to resolve other matters that may arise in connection with or relate to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. Approximately 9,666,000 shares have been issued to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The Company retained approximately 86,000 shares of common stock which are included in treasury stock. The remaining approximately 334,000 shares of the original 10,000,000 shares allocated for disposition of the bankruptcy claims are being held pending resolution of certain claims.

         Litigation

         The Company is engaged in litigation arising from the ordinary course of business. Management believes the ultimate outcome of such litigation will not have a material adverse effect upon the Company's results of operations, cash flows or financial position.

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

         Claims arising from real property owned by the Company are not affected by a settlement agreement entered into in connection with the
         Predecessor Companies' Plan with the United States Environmental Protection Agency, the United States Department of the Interior, and the States of Wisconsin and Indiana. In connection with the acquisition of a manufacturing facility in South Bend, Indiana, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven year period. The Company has placed $1,000,000 in an escrow account to be used for such remediation in accordance with the terms of the purchase agreement. As of December 28, 1997, the Company had incurred approximately $406,000 of related remediation costs.

         Based on information available as of December 28, 1997, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

7.       INCOME (LOSS) PER COMMON SHARE

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which is required to be adopted for financial statement periods ending after December 15, 1997. SFAS No. 128 requires that the primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. The Company has adopted SFAS No. 128 for the three months ended December 28, 1997 and December 29, 1996. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows:


                                                                   Three Months Ended
                                                                    December 28, 1997
                                             --------------------------------------------------------------
                                               Income                     Shares               Per Share
                                             (Numerator)               (Denominator)             Amount
                                             -----------               -------------           ---------
         Net Income                          $1,363,000

         Basic EPS
         ---------
         Income available to
            common stockholders              $1,363,000                 13,378,186              $   0.10
                                                                                                ========

         Effect of Dilutive Securities
         -----------------------------
         Stock options                                                     725,993
         Warrants                                                          119,860
                                                                        ----------

         Diluted EPS
         -----------
         Income available to
            common stockholders              $1,363,000                 14,224,039              $   0.10
                                             ==========                 ==========              ========

         For the three months ended December 29, 1996, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 13,228,613. Inclusion of stock options, warrants and the preferred stock conversion (then outstanding) in the diluted earnings per share calculation would have been antidilutive.

8.       STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                          Three Months Ended
                                               ---------------------------------------
                                               December 28, 1997     December 29, 1996
                                               -----------------     -----------------

         Income tax payments                       $    81               $   30
         Interest payments                           4,480                4,338

         Net cash used in financing activities for the three months ended December 29, 1996 does not include dividends declared on the Series B Preferred Stock since they were paid with the issuance of 32,796 shares of the Company's common stock. No dividends were paid during the three months ended December 28, 1997.

9.       AGREEMENT  TO  SELL  CERTAIN  ASSETS  OF THE  AUTOMOTIVE
         DIVISION OF THE COATED FABRICS SEGMENT

         On October 17, 1997, the Company agreed to sell certain assets of the Port Clinton, Ohio operation of the Coated Fabrics Segment to Canadian General-Tower, Limited ("CGT") for $5,325,000 plus the value of purchased inventories and plus or minus adjustments contingent upon the transfer of certain automotive programs to CGT as defined in the agreement. The Company currently anticipates receiving $4,270,000 in June of 1998 upon obtaining certain customer approvals and resulting transfer to CGT of purchased assets that relate to the Company's door panel programs. The Company currently anticipates receiving $1,055,000 in December of 1998 upon obtaining certain customer approvals and resulting transfer to CGT of purchased assets that relate to the
         Company's instrument panel programs, although there can be no assurances that the required approvals will be obtained.

         Management believes that the write-down of long-lived assets, the curtailment loss and other reserves recorded during Fiscal 1996 and Fiscal 1997 relating to this agreement for sale remain appropriate at December 28, 1997. Other than potential contingent payments that the Company may receive, Management believes that the Company will not have any further significant gain or loss upon the ultimate completion of the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Fiscal 1998 Compared with
  the First Quarter Fiscal 1997

Net Sales. The Company's net sales increased in the first quarter of Fiscal 1998 by approximately 11% to $51,182,000 from $46,027,000 in the first quarter of Fiscal 1997. The increase is attributable to increased unit volume and selling prices at the Company's High Performance Plastics and Coated Fabrics Segments.

Net sales by the High Performance Plastics Segment increased approximately 15% in the first quarter of Fiscal 1998 to $29,197,000 from $25,304,000 in the first quarter of Fiscal 1997. The increase was attributable to unit volume increases in most major high margin product categories at both the Royalite(R) thermoplastics division and the Polycast(R) cell cast acrylic division. Sales also increased due to the incremental sales resulting from the acquisitions of the Townsend Plastics Division of Townsend Industries, Inc. ("Townsend") and the Lucite(R) Super Abrasion Resistant ("S-A-R") acrylic coating business of the Lucite(R) Acrylic Division of ICI Acrylics, Inc. late in Fiscal 1997.

Net sales by the Coated Fabrics Segment increased in the first quarter of Fiscal 1998 approximately 15% to $17,135,000 from $14,838,000 in the first quarter of Fiscal 1997. The increase was principally due to increased selling prices and unit volume of the segment's transplant automotive operations as well as the segment's Naugahyde(R) vinyl coated fabrics.

Net sales by the Specialty Adhesives Segment decreased in the first quarter of Fiscal 1998 by approximately 18% to $4,850,000 from $5,885,000 in the first quarter of Fiscal 1997. This decrease is attributable to increased net sales of the Company's adhesives and sealants products in the first quarter of Fiscal 1997 in anticipation of the Company's move of the Specialty Adhesives Segment, as well as certain other Company operations, to its South Bend, Indiana facility during the second quarter of Fiscal 1997.

Income Before Interest And Income Taxes. Income before interest and income taxes for the first quarter of Fiscal 1998 was $4,936,000, compared to $740,000 for the first quarter of Fiscal 1997. The increase in income before interest and taxes was primarily due to the overall increase in net sales of higher margin products, earnings from companies acquired late in Fiscal 1997 and lower operational costs.

The High Performance Plastics Segment's income before interest and income taxes for the first quarter of Fiscal 1998 increased to $3,762,000 from $2,249,000 in the first quarter of Fiscal 1997. The increase was due to increased net sales of higher margin products as well as earnings from the Townsend and Lucite(R) S-A-R acrylic coating acquisitions.

The Coated Fabrics Segment's income before interest and income taxes in the first quarter of Fiscal 1998 was $2,076,000 versus a loss of $944,000 in the first quarter of Fiscal 1997 primarily due to the overall increase in net sales, lower manufacturing costs for the segment's automotive operations due to the pending sale of the business to CGT and the reversal of certain rebate accruals applicable to such business. Also, increased production costs were incurred in the first quarter of Fiscal 1997 as a result of a raw materials supplier's decision to exit its business. As a result, the segment incurred additional costs in the first quarter of Fiscal 1997 to qualify its products using comparable raw materials available from other supply sources.

The Specialty Adhesives Segment's loss before interest and income taxes in the first quarter of Fiscal 1998 was $169,000 compared to income before interest and income taxes of $886,000 in the first quarter of Fiscal 1997. The decrease in earnings was primarily due to the decrease in sales volume in the first quarter of Fiscal 1998 compared to the first quarter of Fiscal 1997. Also contributing to the income before interest and income taxes in the first quarter of Fiscal 1997 was the reduction of reserves established in connection with the Ensolite sale (which occurred in June of 1996) as well as the reduction in reserves established to clean up the Mishawaka, Indiana manufacturing facility and move to the Company's South Bend, Indiana manufacturing facility based on the refinement of management's estimates of such costs.

Approximately $545,000 of other expenses incurred in the first quarter of Fiscal 1998 compared to $1,263,000 in the first quarter of Fiscal 1997 were not allocated to any segment of the Company's business. In Fiscal 1998 the Company changed its allocation method for corporate costs. Fiscal 1997 amounts have been reclassified for comparability with Fiscal 1998.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets was $188,000 in the first quarter of both Fiscal 1998 and Fiscal 1997.

Interest Expense. Interest expense in the first quarter of Fiscal 1998 increased to $2,545,000 from $2,200,000 in the first quarter of Fiscal 1997. The increase is primarily due to increased borrowings under the Company's revolving line of credit agreement as well as interest incurred on the debt related to the Company's business acquisitions in the fourth quarter of Fiscal 1997.

Income Tax (Expense) Benefit. Income tax (expense) in the first quarter of Fiscal 1998 was $1,028,000 as compared to an income tax benefit of $481,000 in the first quarter of Fiscal 1997. The provisions for income tax (expense) benefit were calculated through the use of the estimated income tax rates based on annualized income.

Liquidity and Capital Resources

For the first quarter of Fiscal 1998, operating activities provided $948,000 in cash as compared to $7,353,000 used during the first quarter of Fiscal 1997. The increase in cash provided by operations for the first quarter of Fiscal 1998 resulted primarily from increased net income, a reduction in trade accounts receivable, an increase in accounts payable, as well as a smaller increase in inventory for the first quarter of Fiscal 1998.

Net cash used in investing activities for the first quarter of Fiscal 1998 was $1,173,000 as compared to $2,691,000 during the first quarter of Fiscal 1997. The net cash used during each of the periods presented was to purchase property, plant and equipment. The Company does not have any significant specific commitments for the purchase of property, plant and equipment.

There was no net cash provided or used by financing activities during the first quarter of Fiscal 1998 as compared to $8,460,000 provided during the first quarter of Fiscal 1997. Borrowings under the Company's revolving line of credit provided the principal source of cash during the first quarter of Fiscal 1998 and 1997. The increase in the first quarter of Fiscal 1998 was offset by the purchase of 500,000 shares of treasury stock for $2,187,500 as well as the contractual repayment of capital lease obligations.

The Company on December 28, 1997, had approximately $19,000 in cash and cash equivalents as compared to approximately $244,000 at September 28, 1997. Working capital at December 28, 1997 was $34,581,000 compared to $33,358,000 at September 28, 1997. The Company had outstanding borrowings of $17,528,000 under its $25,000,000 revolving credit facility (subject to a borrowing base limitation, approximately $20,953,000 at December 28, 1997). The principal uses of cash during the first quarter of Fiscal 1998 were to pay the semi-annual interest payment on the Company's Senior Secured Notes, the repurchase of stock for treasury and the purchase of a technology license from Emcore Corporation. The Company believes that cash from its operations and its ability to borrow under the revolving credit facility mentioned above provide it sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facility will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing.

Effects of Inflation

The markets in which the Company sells products are competitive. In particular, the Company has generally encountered effective resistance in connection with its sales of coated fabrics to the automotive industry and its sales of acrylics to the aerospace industry. Thus, in an inflationary environment the Company may not in all instances be able to pass through to consumers general price increases; the Company's operations may be materially impacted if such conditions were to occur. The Company has not in the past been adversely impacted by general price inflation.

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

                                            PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         (a) The Company knows of no pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business, an adverse outcome of which would not be expected to have a material impact on the Company.

         (b) No legal proceedings were terminated during the three months ended December 28, 1997, other than routine litigation incidental to the Company's business.

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







DATE:  January 30, 1998                   By: /s/ George J. Zulanas, Jr.
       ----------------                      ---------------------------
                                             George J. Zulanas, Jr.
                                              Vice President, Treasurer and
                                              Chief Financial Officer