Form 10-Q
period 1998-03-29
UNIROYAL TECHNOLOGY CORP
filed 1998-05-08
CIK 890096


                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                      ------


                                                     FORM 10-Q

(Mark One)

  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

                                                        OR

  [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to _______


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

                  Total number of shares of outstanding stock as of April 30, 1998

                                              Common stock 13,325,558

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                                   UNIROYAL TECHNOLOGY CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)
                                                           (In thousands)

                                                               ASSETS

                                                                                       March 29,            September 28,
                                                                                         1998                   1997
                                                                                     -----------            ------------

Current assets:

   Cash and cash equivalents                                                         $        75             $       244

   Trade receivables (less estimated reserve for doubtful
     accounts of $318 and $257, respectively)                                             27,061                  28,784

   Inventories (Note 2)                                                                   38,583                  34,528

   Prepaid expenses and other current assets                                               1,049                   1,192

   Deferred income taxes                                                                   6,250                   6,944
                                                                                     -----------             -----------

   Total current assets                                                                   73,018                  71,692

Property, plant and equipment - net                                                       67,416                  68,314

Property, plant and equipment held for sale                                                9,406                   9,346

Note receivable                                                                            5,000                   5,000

Goodwill                                                                                   7,148                   7,350

Reorganization value in excess of amounts allocable
   to identifiable assets - net                                                            7,157                   7,534

Deferred income taxes                                                                        247                   1,402

Other assets                                                                              12,688                  10,853
                                                                                     -----------             -----------

TOTAL ASSETS                                                                         $   182,080             $   181,491
                                                                                     ===========             ===========


                                                   UNIROYAL TECHNOLOGY CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                             (Unaudited)
                                                           (In thousands)

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       March 29,           September 28,
                                                                                         1998                  1997
                                                                                     -----------           -------------
Current liabilities:
   Current portion of long-term debt                                                 $     1,096            $      1,277
   Trade accounts payable                                                                 20,537                  15,551
   Accrued expenses:
     Compensation and benefits                                                             9,851                  10,573
     Interest                                                                              3,142                   3,019
     Taxes, other than income                                                              1,434                   1,666
     Accrued income taxes                                                                    819                     402
     Other                                                                                 5,416                   5,846
                                                                                     -----------            ------------

   Total current liabilities                                                              42,295                  38,334

Long-term debt                                                                            84,047                  88,370
Other liabilities                                                                         15,017                  14,755
                                                                                     -----------            ------------

Total liabilities                                                                        141,359                 141,459
                                                                                     -----------            ------------

Commitments and contingencies (Note 5)

Stockholders' equity (Note 4):
   Preferred stock:
     Series C - 0 shares issued and outstanding; par value $0.01;
     450 shares authorized                                                                     -                       -
   Common stock:
     13,755,138 and 13,707,360 shares issued or to be issued,
     respectively; par value $0.01; 35,000,000 shares authorized                             138                     138
   Additional paid-in capital                                                             54,462                  54,037
   Deficit                                                                               (10,915)                (14,022)
                                                                                     -----------            ------------
                                                                                          43,685                  40,153
   Less treasury stock at cost - 650,083 and 85,843
     shares, respectively                                                                 (2,964)                   (121)
                                                                                     -----------            ------------
   Total stockholders' equity                                                             40,721                  40,032
                                                                                     -----------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   182,080            $    181,491
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



                                                   UNIROYAL TECHNOLOGY CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                (In thousands, except per share data)



                                                          Three Months Ended                 Six Months Ended
                                                     -----------------------------     ----------------------------
                                                        March 29,        March 30,        March 29,       March 30,
                                                          1998             1997             1998             1997
                                                     ------------     ------------     ------------      ----------

Net sales                                               $  54,533        $  51,466        $ 105,715        $ 97,493
Costs and expenses:
   Costs of goods sold                                     39,759           40,789           76,660          77,236
   Selling and administrative                               6,919            7,190           13,933          13,804
   Depreciation and other amortization                      2,153            2,072            4,296           4,110
   Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets                                      189              189              377             377
                                                        ---------        ---------        ---------       ---------

Income before interest and income taxes                     5,513            1,226           10,449           1,966

Interest expense - net                                     (2,499)          (2,469)          (5,044)         (4,669)
                                                        ---------        ---------        ---------       ---------
Income (loss) before income taxes                           3,014           (1,243)           5,405          (2,703)

Income tax (expense) benefit (Note 3)                      (1,270)             394           (2,298)            875
                                                        ---------        ---------        ---------       ---------

Net income (loss)                                       $   1,744        $    (849)       $   3,107       $  (1,828)
                                                        =========        =========        =========       =========

Net income (loss) per common share (Note 6)             $    0.13        $   (0.06)       $    0.23       $   (0.14)
                                                        =========        =========        =========       =========

Net income (loss) per common share -
   assuming dilution (Note 6)                           $    0.12        $   (0.06)       $    0.22       $   (0.14)
                                                        =========        =========        =========       =========





                                      See notes to condensed consolidated financial statements.





                                                   UNIROYAL TECHNOLOGY CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                           (In thousands)

                                                                                       Six Months              Six Months
                                                                                         Ended                   Ended
                                                                                        March 29,               March 30,
                                                                                          1998                    1997
                                                                                      -----------             -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                                 $     3,107              $   (1,828)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                       4,296                   4,110
       Deferred tax provision (benefit)                                                    1,849                    (944)
       Amortization of reorganization value in excess of
         amounts allocable to identifiable assets                                            377                     377
       Amortization of Senior Secured Notes discount                                          63                      55
       Amortization of refinancing and debt issuance costs                                   235                     201
       Other                                                                                 148                     103
       Changes in assets and liabilities:
         Decrease (increase) in trade receivables                                          1,683                  (5,332)
         Increase in inventories                                                          (4,055)                 (3,615)
        (Increase) decrease in prepaid expenses and other assets                          (2,047)                    141
         Increase in accounts payable                                                      4,986                   1,622
         Decrease in other accrued expenses                                                 (653)                 (2,627)
         Increase (decrease) in other liabilities                                            262                    (570)
                                                                                     -----------             -----------
       Net cash provided by (used in) operating activities                                10,251                  (8,307)
                                                                                     -----------             -----------

INVESTING ACTIVITIES - Purchases of property, plant and
       equipment (Note 7)                                                                 (3,171)                 (7,328)
                                                                                     -----------             -----------

FINANCING ACTIVITIES:
  (Decrease) increase in revolving loan balance                                           (4,183)                 19,571
   Decrease in term loans                                                                   (384)                   (388)
   Repurchase of Senior Secured Notes                                                          -                    (243)
   Preferred stock redeemed                                                                    -                  (5,250)
   Purchase of treasury stock                                                             (2,843)                      -
   Stock options exercised                                                                   161                       -
                                                                                     -----------             -----------
   Net cash (used in) provided by financing activities                                    (7,249)                 13,690
                                                                                     -----------             -----------

Net decrease in cash                                                                        (169)                 (1,945)
Cash and cash equivalents at beginning of period                                             244                   2,023
                                                                                     -----------             -----------
Cash and cash equivalents at end of period                                           $        75             $        78
                                                                                     ===========             ===========

                                      See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       For the Three Months and Six Months
                     Ended March 29, 1998 and March 30, 1997
                                   (Unaudited)

BASIS OF PRESENTATION

 1. The interim Condensed Consolidated Financial Statements of Uniroyal Technology Corporation and its wholly owned subsidiaries ULC Corp. and Uniroyal Optoelectronics, Inc. (the "Company") are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended September 28, 1997, September 29, 1996, and October 1, 1995. The Company's fiscal year ends on the Sunday following the last Friday in September.

         Certain reclassifications were made to the prior year financial statements to conform to current period presentations. In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Consolidated Financial Statements and notes thereto.

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                  March 29,           September 28,
                                                                    1998                  1997
                                                                 -----------          -------------

         Raw materials, work in process
           and supplies                                          $    22,496            $   21,851
         Finished goods                                               16,087                12,677
                                                                 -----------            ----------
           Total                                                 $    38,583            $   34,528
                                                                 ===========            ==========

3.       INCOME TAXES

         The provisions for income tax (expense) benefit for the three months and six months ended March 29, 1998 and March 30, 1997 were calculated through the use of the estimated annual income tax rates based on annualized income (loss).

4.       STOCKHOLDERS' EQUITY

         On November 13, 1997, the Company repurchased 500,000 shares of its common stock for $2,187,500 in connection with the sale by the Pension Benefit Guaranty Corporation ("PBGC") of all of its holdings of the Company's common stock.

         During March of 1998, the Company repurchased 94,500 shares of its common stock for $656,100.

         Effective February 6, 1998, the Company terminated the Uniroyal Technology Employee Stock Ownership Plan.

5.       COMMITMENTS AND CONTINGENCIES

         Bankruptcy Proceedings

         Notwithstanding  the  confirmation  and  effectiveness  of the  Plan of
         Reorganization (the "Plan") of the Company's predecessors (the "Predecessor Companies"), the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") continues to have jurisdiction to, among other things, resolve disputed pre-petition claims and to resolve other matters that may arise in connection with or relate to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. Approximately 9,666,000 shares of the Company's common stock have been issued to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The Company retained approximately 138,000 shares of common stock of which approximately 56,000 remain in treasury. The remaining shares are being held pending resolution of certain retiree medical claims.

         Townsend Acquisition

         By letter  dated  January 30, 1998,  the United  States  Federal  Trade
         Commission (the "Commission") notified the Company that it was conducting a non-public investigation into the Company's acquisition of the Townsend Plastics Division of Townsend Industries, Inc. in order to determine whether the transaction violated Section 7 of the Clayton Act, 15 USC Section 18, Section 5 of the Federal Trade Commission Act, 15 USC Section 45, or any other law enforced by the Federal Trade Commission. The Company completed the acquisition on September 5, 1997. The Company has been cooperating with the Commission in its investigation. The Company does not know what, if any action, will result from the Commission's investigation.

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

         By letter dated April 2, 1998, the United States Environmental Protection Agency ("EPA") sent the Company a general notice of liability concerning the plant previously leased by the Company's Uniroyal Adhesives and Sealants Division in Mishawaka, Indiana. The Company does not presently anticipate any material liability in connection with the site, and, in any event, if the Company is found to have liability in connection with the site, it is anticipated such liability will be subject to the terms of the EPA's Settlement Agreement which is described in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

         Claims arising in connection with real property owned by the Company are not affected by a settlement agreement entered into in connection with the Predecessor Companies' Plan with the United States Environmental Protection Agency, the United States Department of the Interior, and the States of Wisconsin and Indiana. In connection with the acquisition of a manufacturing facility in South Bend, Indiana, in July 1996, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven year period. The Company placed
         $1,000,000 in an escrow account to be used for such remediation in accordance with the terms of the purchase agreement. As of March 29, 1998 the Company had incurred approximately $456,000 of remediation costs in respect of such facility.

         Based on information available as of March 29, 1998, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

6.       INCOME (LOSS) PER COMMON SHARE

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which is required to be adopted for financial statement periods ending after December 15, 1997. SFAS No. 128 requires that the primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. The Company has adopted SFAS No. 128 for the three and six months ended March 29, 1998 and March 30, 1997. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows:



                                                                    Three Months Ended
                                                                      March 29, 1998
                                            -------------------------------------------------------------

                                              Income                     Shares                  Per Share
                                            (Numerator)                (Denominator)               Amount
                                            ----------                 ------------              ---------
         Net Income                         $1,744,000

         Basic EPS
         ---------
         Income available to
            common stockholders             $1,744,000                 13,148,656                 $   0.13
                                                                                                  ========

         Effect of Dilutive Securities
         -----------------------------
         Stock options                                                  1,078,351
         Warrants                                                         313,754
                                                                       ----------

         Diluted EPS
         -----------
         Income available to
            common stockholders             $1,744,000                 14,540,761                 $   0.12
                                            ==========                 ==========                 ========


                                                                      Six Months Ended
                                                                       March 29, 1998
                                            ---------------------------------------------------------------
                                              Income                      Shares                  Per Share
                                            (Numerator)                (Denominator)               Amount
                                            ----------                 ------------               ---------
         Net Income                         $3,107,000

         Basic EPS
         ---------
         Income available to
            common stockholders             $3,107,000                 13,263,419                 $   0.23
                                                                                                  ========

         Effect of Dilutive Securities
         -----------------------------
         Stock options                                                    933,302
         Warrants                                                         232,923
                                                                       ----------

         Diluted EPS
         -----------
         Income available to
            common stockholders             $3,107,000                 14,429,644                $   0.22
                                            ==========                 ==========                ========

         For the three and six month periods ended March 30, 1997, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 13,253,796 and 13,241,205, respectively. Inclusion of stock options, warrants and the preferred stock conversion (then outstanding) in the diluted earnings per share calculation would have been antidilutive.

7.       STATEMENT OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                 Six Months                  Six Months
                                                                    Ended                       Ended
                                                                  March 29,                   March 30,
                                                                    1998                        1997
                                                                 ----------                  ----------
         Income tax payments                                     $      115                  $      60
         Interest payments                                            4,940                      4,563

         The purchases of property, plant and equipment and net cash used in financing activities for the six months ended March 30, 1997 do not include $77,000 related to property held under capitalized leases. The Company did not enter into any capital lease agreements during the six months ended March 29, 1998.

         Net cash used in financing activities for the six months ended March 30, 1997 does not include the dividends paid on the Series B Preferred Stock, since they were paid with the issuance of 73,448 shares of the Company's common stock. No dividends were paid during the six months ended March 29, 1998.

         During the second quarter of Fiscal 1998 the Company made a matching contribution to its 401(k) Savings Plan by the re-issuance of 30,260 common shares of treasury stock. No such contribution was made during the six months ended March 30, 1997.

8.       SUBSEQUENT EVENTS

         On April 14, 1998 the Company transferred all of the assets of its High Performance Plastics Segment to a newly created wholly owned subsidiary, High Performance Plastics, Inc. ("HPPI"). On that same day HPPI, as borrower, entered into a credit agreement with Uniroyal HPP Holdings, Inc. (the parent of HPPI and a wholly owned subsidiary of the Company), the Company, the banks, financial institutions and other institutional lenders named therein, Fleet National Bank (as Initial Issuing Bank, Swing Line Bank and Administrative Agent) and DLJ Capital Funding, Inc., as Document Agents (the "Credit Agreement"), providing among other things, for the borrowing by HPPI of an aggregate principal amount of up to $110,000,000.

         The $110,000,000 line under the Credit Agreement is comprised of a $30,000,000 Term A Advance, a $60,000,000 Term B Advance and a $20,000,000 Revolving Line of Credit.

         The Term A Advance is payable in equal quarterly installments of $1,500,000 beginning on December 31, 1998 and ending on September 30, 2003. Interest on the Term A advance is initially payable monthly at Prime plus 1.25% for Prime Rate advances or no later than quarterly at the Eurodollar Rate plus 2.25% for Eurodollar Rate Advances during the first six months of the Credit Agreement. After the first six months, the applicable margin for each Prime Rate Advance and each Eurodollar Advance shall be determined quarterly by reference to HPPI's ratio of Consolidated Debt to EBITDA (as defined in the Credit Agreement). The applicable margins on the Term A Advance range from 0.50% - 1.25% for the Prime Rate Advances and 1.50% - 2.25% for Eurodollar Rate Advances.

         The Term B Advance is payable in quarterly installments of $150,000 beginning on December 31, 1998 through September 30, 2003, semiannual installments of $5,000,000 on March 31, 2004 and September 30, 2004 and a final payment of $47,000,000 on March 31, 2005. Interest on the Term B Advance is initially payable monthly at Prime plus 1.50% for Prime Rate Advances or no later than quarterly at the Eurodollar Rate plus 2.50% for Eurodollar Rate Advances during the first six months of the Credit Agreement. After the first six months, the applicable margin for each Prime Rate Advance and Eurodollar Rate Advance shall be determined quarterly by reference to HPPI's ratio of Consolidated Debt to EBITDA (as defined in the Credit Agreement). The applicable margins on Term B Advances range from 1.00% - 1.50% for Prime Rate Advances and 2.00% - 2.50% for Eurodollar Rate Advances.

         Under the Revolving Credit Advance, HPPI may borrow the lesser of $20,000,000 or the sum of 85% of Eligible Receivables plus 50% of the value of Eligible Inventory as defined in the Credit Agreement. Interest is payable under the same terms as the Term A Advance. The Revolving Credit Advance matures on September 30, 2003.

         The advances under the Credit Agreement are collateralized by a lien on substantially all of the non-cash assets of HPPI. The Credit Agreement contains certain covenants which limit, among other things, HPPI's ability to incur additional debt, sell its assets, pay cash dividends, make certain other payments and redeem its capital stock. The Credit Agreement also contains covenants which require the maintenance of certain ratios. The Credit Agreement also contains mandatory pre-payments of principal equal to 50% of HPPI's annual Excess Cash Flow beginning in 1999 as defined in the Credit Agreement.

         On April 14, 1998 HPPI paid $95,000,000 to the Company which in turn used such amount to defease the outstanding 11.75% Senior Secured Notes due June 1, 2003 ("Senior Secured Notes") including the call premium and interest accrued through the call date and to pay down its revolving line of credit with The CIT Group/Business Credit, Inc. ("CIT"). The redemption of the outstanding Senior Secured Notes is to be completed on June 1, 1998 at a call premium of 4.41%. In connection with the June 1, 1998 redemption, the Company currently estimates that an extraordinary loss on the extinguishment of debt will be recorded in the third quarter of Fiscal 1998 of approximately $5,000,000 (net of applicable income taxes of approximately $3,000,000).

         On April 14, 1998, the Company entered into an Amendment and Consent Agreement with CIT whereby the Company's existing revolving credit arrangement was amended to permit the Company to borrow the lesser of $10,000,000 or the sum of 85% of Eligible Receivables plus 55% of Eligible Inventories as defined in the agreement. The collateral securing the credit line does not include any assets of HPPI.

         In connection with the above refinancings the Company and HPPI incurred approximately $3,500,000 in debt issuance costs. The costs will be capitalized in the third quarter of Fiscal 1998 and will be amortized using the interest method over the lives of the agreements. Included in the above debt issuance costs is $650,000 paid to an investment banking firm whose president is a relative of one of the Company's executive officers. The fee was paid under an agreement with the investment banking firm for financial advisory services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter Fiscal 1998 Compared with the Second Quarter Fiscal 1997

Net Sales. The Company's net sales increased in the second quarter of Fiscal 1998 by approximately 6% ($3,067,000) to $54,533,000 from $51,466,000 in the second quarter of Fiscal 1997. The increase is attributable to increased net sales for both the High Performance Plastics and Specialty Adhesives Segments as the result of unit volume increases. The increases were partially offset by decreased net sales in the Coated Fabrics Segment due to the sale of the Stoughton, Wisconsin automotive operations in May of 1997 and the gradual phase out of its automotive business.

Net sales by the High Performance Plastics Segment increased in the second quarter of Fiscal 1998 by approximately 2% ($557,000) to $33,027,000 from $32,470,000 in the second quarter of Fiscal 1997. The increase was principally due to an increase in unit volume at the Polycast(R) acrylic products division as well as the incremental sales resulting from the acquisitions of the Townsend Plastics Division of Townsend Industries, Inc. ("Townsend") and the Lucite(R) Super Abrasion Resistant ("S-A-R") acrylic coating business of the Lucite(R) Acrylic Division of ICI Acrylics, Inc. late in Fiscal 1997. The resulting increases were partially offset by a reduction in sales and unit volume at the Royalite(R) thermoplastics division.

Net sales by the Coated Fabrics Segment decreased in the second quarter of Fiscal 1998 by approximately 6% ($1,076,000) to $16,935,000 from $18,011,000 in the second quarter of Fiscal 1997 due to the gradual phase out of its automotive business.

Net sales by the Specialty Adhesives Segment increased in the second quarter of Fiscal 1998 to $4,571,000 from $985,000 in the second quarter of Fiscal 1997. The increase is due to the temporary halt in production of the Company's adhesives and sealants products during the second quarter of Fiscal 1997 while the Company relocated its Specialty Adhesives Segment, as well as certain other Company operations, to its South Bend, Indiana facility.

Income Before Interest and Income Taxes. Income before interest and income taxes for the second quarter of Fiscal 1998 was $5,513,000, compared to $1,226,000 for the second quarter of Fiscal 1997.

The High Performance Plastics Segment's income before interest and income taxes for the second quarter of Fiscal 1998 increased to $4,775,000 from $3,745,000 in the second quarter of Fiscal 1997. The increase was primarily due to increased sales of higher margin products, improved cost structure and increased productivity, as well as earnings from the Townsend and Lucite(R) S-A-R acrylic coating acquisitions.

The Coated Fabrics Segment's income before interest and income taxes increased in the second quarter of Fiscal 1998 to $1,681,000 from $61,000 in the second quarter of Fiscal 1997 primarily due to lower manufacturing costs for the Segment's automotive operations due to the pending sale of the business.

The Specialty Adhesives Segment's loss before interest and income taxes decreased in the second quarter of Fiscal 1998 to $56,000 from a loss before interest and income taxes of $1,153,000 in the second quarter of Fiscal 1997. The decrease in the loss was primarily due to decreased net sales in the second quarter of Fiscal 1997 as a result of the relocation of the Specialty Adhesives Segment's manufacturing operations to the South Bend, Indiana facility.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets in the second quarter of Fiscal 1998 and Fiscal 1997 was $189,000.

Miscellaneous expense not allocated to the segments in the second quarter of Fiscal 1998 was approximately $698,000 compared to $1,238,000 in the second quarter of Fiscal 1997. In Fiscal 1998 the Company changed its allocation method for corporate costs. Fiscal 1997 amounts have been reclassified for comparability with Fiscal 1998.

Interest Expense. Interest expense in the second quarter of Fiscal 1998 increased to $2,499,000 from $2,469,000 in the second quarter of Fiscal 1997 primarily as a result of interest incurred on the debt related to the Company's business acquisitions in the fourth quarter of Fiscal 1997.

Income Tax (Expense) Benefit. Income tax expense in the second quarter of Fiscal 1998 was $1,270,000 as compared to an income tax benefit of $394,000 in the second quarter of Fiscal 1997. The provisions for income tax (expense) benefit were calculated through the use of the estimated income tax rates based on annualized income (loss).

First Two Fiscal Quarters 1998 Compared with the First Two Fiscal Quarters 1997

Net Sales. The Company's net sales increased in the first two quarters of Fiscal 1998 by approximately 8% ($8,222,000) to $105,715,000 from $97,493,000 in the first two quarters of Fiscal 1997. The increase is attributable to overall unit volume increases for the High Performance Plastics Segment and Specialty Adhesives Segment and a better sales mix and increase in selling prices for the Coated Fabrics Segment.

Net sales by the High Performance Plastics Segment increased in the first two quarters of Fiscal 1998 by approximately 8% ($4,450,000) to $62,224,000 from $57,774,000 in the first two quarters of Fiscal 1997. The increase was principally due to increased unit volume at both the Royalite(R) and Polycast(R) acrylic division as well as incremental sales from the Townsend and Lucite(R) S-A-R acrylic coating business acquisitions.

Net sales by the Coated Fabrics Segment increased in the first two quarters of Fiscal 1998 by approximately 4% ($1,221,000) to $34,070,000 from $32,849,000 in the first two quarters of Fiscal 1997. The increase was principally due to increased selling prices and unit volume of the Segment's transplant automotive operations as well as the Segment's Naugahyde(R) vinyl coated fabrics.

Net sales by the Specialty Adhesives Segment increased in the first two quarters of Fiscal 1998 by approximately 37% ($2,551,000) to $9,421,000 from $6,870,000 in the first two quarters of Fiscal 1997. The increase is attributable to the halt in production of the Company's adhesives and sealants products during the second quarter of Fiscal 1997 while the Company relocated its Specialty Adhesives Segment to its South Bend, Indiana facility.

Income Before Interest and Income Taxes. Income before interest and income taxes for the first two quarters of Fiscal 1998 was $10,449,000, compared to $1,966,000 for the first two quarters of Fiscal 1997.

The High Performance Plastics Segment's income before interest and income taxes for the first two quarters of Fiscal 1998 increased approximately 42% to $8,537,000 from $5,994,000 in the first two quarters of Fiscal 1997. The increase was primarily attributable to increased net sales of higher margin products as well as earnings from the Townsend and Lucite(R) S-A-R acrylic coating acquisitions.

The Coated Fabrics Segment's income before interest and income taxes in the first two quarters of Fiscal 1998 was $3,757,000 versus a loss before interest and income taxes of $883,000 in the first two quarters of Fiscal 1997 primarily due to the overall increase in net sales, lower manufacturing costs for the Segment's automotive operations due to the pending sale of the business and the reversal of certain rebate accruals applicable to such business. Also, increased production costs were incurred in the first two quarters of Fiscal 1997 as a result of a raw materials supplier's decision to exit its business. As a result, the Segment incurred additional costs in the first two quarters of Fiscal 1997 to qualify its products using comparable raw materials available from other supply sources.

The Specialty Adhesives Segment's loss before interest and income taxes decreased in the first two quarters of Fiscal 1998 to $225,000 from $267,000 in the first two quarters of Fiscal 1997. The decrease is primarily due to increased sales in the first two quarters of Fiscal 1998 compared to the first two quarters of Fiscal 1997. The prior year loss had been minimized by the effect of a reduction of reserves established in connection with the Ensolite sale based upon the refinement of management's estimate of such cost in the first two quarters of Fiscal 1997.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets in the first two quarters of Fiscal 1998 and Fiscal 1997 was $377,000.

Miscellaneous expense not allocated to the segments in the first two quarters of Fiscal 1998 was approximately $1,243,000 compared to $2,501,000 in the first two quarters of Fiscal 1997. In Fiscal 1998 the Company changed its allocation method for corporate costs. Fiscal 1997 amounts have been reclassified for comparability.

Interest Expense. Interest expense in the first two quarters of Fiscal 1998 increased to $5,044,000 from $4,669,000 in the first two quarters of Fiscal 1997. The increase is primarily due to increased borrowings under the Company's revolving line of credit agreement as well as interest incurred on the debt related to the Company's business acquisitions in the fourth quarter of Fiscal 1997.

Income Tax (Expense) Benefit. Income tax expense in the first two quarters of Fiscal 1998 was $2,298,000 as compared to an income tax benefit of $875,000 in the first two quarters of Fiscal 1997. The provisions for income tax (expense) benefit were calculated through the use of the estimated income tax rates based on annualized income (loss).

Liquidity and Capital Resources

For the first two quarters of Fiscal 1998, operating activities provided $10,251,000 of cash as compared to $8,307,000 used during the first two quarters of Fiscal 1997. The increase in cash provided by operating activities for the Fiscal 1998 period is primarily attributable to increased net income, the decrease in accounts receivable and increase in accounts payable.

Net cash used in investing activities for the first two quarters of Fiscal 1998 was $3,171,000 as compared to $7,328,000 used during the first two quarters of Fiscal 1997. Net cash was used to purchase property, plant and equipment during the comparative periods. The increase in expenditures for property, plant and equipment during the first two quarters of Fiscal 1997 was primarily due to retrofitting the South Bend, Indiana facility to accommodate the Company's adhesives and sealants business.

Net cash used in financing activities was $7,249,000 during the first two quarters of Fiscal 1998 as compared to $13,690,000 provided during the first two quarters of Fiscal 1997. Primary uses of cash during the first two quarters of Fiscal 1998 were the repayment of revolving credit advances and the purchase of 594,500 shares treasury stock for $2,843,000. The cash provided by financing activities in the first two quarters of Fiscal 1997 was partially offset by the redemption of the remaining 35 shares of the Series B Preferred Stock at par value for $5,250,000.

The Company had approximately $75,000 in cash and cash equivalents on March 29, 1998 as compared to approximately $244,000 at September 28, 1997. Working capital at March 29, 1998 was $30,723,000 compared to $33,358,000 at September 28, 1997. The Company had $10,986,000 of outstanding borrowings under its $25,000,000 revolving credit facility (subject to a borrowing base limitation of approximately $21,897,000 at March 29, 1998). The principal uses of cash during the first two quarters of Fiscal 1998 were payment of the semi-annual interest payment on the Company's Senior Secured Notes, the repurchase of stock for treasury, the purchase of a technology license from Emcore Corporation and the repayment of revolving credit advances. The Company believes that cash from its operations and its ability to borrow under the revolving credit facility mentioned above as well as the April 1998 refinancing as discussed in Note 8 of the condensed consolidated financial statements provide it sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facilities will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends upon its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to obtain additional financing. There can be no assurance that the Company will be able to obtain such additional financing. The Company believes that it currently has sufficient liquidity to finance its existing level of operations.

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

                                     PART II
                                OTHER INFORMATION


Item 1.           Legal Proceedings

         (a) The Company knows of no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business except as described below.

         (b) By letter dated April 2, 1998, the United States Environmental Protection Agency ("EPA") sent the Company a general notice of liability concerning the plant previously leased by the Company's Uniroyal Adhesives and Sealants Division in Mishawaka, Indiana. The Company does not presently anticipate any material liability in connection with the site, and, in any event, if the Company is found to have liability in connection with the site, it is anticipated such liability will be subject to the terms of the EPA's Settlement Agreement which is described in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

         (c) By letter dated January 30, 1998, the United States Federal Trade Commission (the "Commission") notified the Company that it was conducting a non-public investigation into the Company's acquisition of the Townsend Plastics Division of Townsend Industries, Inc. in order to determine whether the transaction violated Section 7 of the Clayton Act, 15 USC
                  Section 18, Section 5 of the Federal Trade Commission Act, 15 USC Section 45, or any other law enforced by the Federal Trade Commission. The Company completed the acquisition on September 5, 1997. The Company has been cooperating with the Commission in its investigation. The Company does not know what, if any action, will result from the Commission's investigation.

         (d) No legal proceedings were terminated during the second quarter ended March 29, 1998, other than routine litigation incidental to the Company's business.

Item 2.           Changes in Securities

                  None.

Item 3.           Default upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  On February 6, 1998, the Company held its annual meeting of stockholders in Sarasota, Florida. A total of 12,754,139 shares of capital stock of the Company were entitled to vote at the meeting. Of this amount, 25,200 votes were present in person and 8,142,165 were represented by proxy. The number of shares that were present at the meeting constituted a quorum for the transaction of all business that was to be considered at the meeting. At that time certain proposals were submitted to a vote by the stockholders.

                  Proposal number 1 was to elect eight directors for a term of one year to be elected by holders of common stock. The following directors were elected:

                                                                     Voted For              Withheld
                  Peter C.B. Bynoe                                   8,195,287              13,678
                  Howard R. Curd                                     8,188,007              20,958
                  Richard D. Kimbel                                  8,184,715              24,250
                  Curtis L. Mack                                     8,194,307              14,658
                  Roland H. Meyer                                    8,195,187              13,778
                  John A. Porter                                     8,195,257              13,708
                  Thomas J. Russell                                  8,195,487              13,478
                  Robert L. Soran                                    8,195,607              13,358


                  Proposal number 2 was to consider and take action upon the ratification of the selection of Deloitte & Touche LLP to serve as the independent public accountants for the Company for the fiscal year ending September 27, 1998. The following summarizes the results of the vote:


                      Voted For               Voted Against         Abstained

                      8,178,437                  24,589               5,939

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Credit Agreement between High Performance Plastics, Inc., as Borrower, Uniroyal Technology Corporation, Uniroyal HPP Holdings, Inc., the banks, financial institutions and other institutional lenders named therein, Fleet National Bank (as Initial Issuing Bank, Swing Line Bank and Administrative Agent) and DLJ Capital Funding, Inc., as Document Agent dated April 14, 1998 - incorporated by reference to the Company's Form 8-K/A dated April 22, 1998.

                  Amendment and Consent Agreement dated April 14, 1998 by and between the CIT Group/Business Credit, Inc. and Uniroyal Technology Corporation - incorporated by reference to the Company's 8-K/A dated April 22, 1998.



         (b)      Reports on Form 8-K

                  Report on Form 8-K/A dated April 22, 1998 related to the Credit Agreement dated April 14, 1998 between High Performance Plastics, Inc., as Borrower, Uniroyal Technology Corporation, Uniroyal HPP Holdings, Inc., the banks, financial institutions and other institutional lenders named therein, Fleet National Bank (as Initial Issuing Bank, Swing Line Bank and Administrative Agent) and DLJ Capital Funding, Inc., as Document Agent; related to the Amendment and Consent Agreement between the Company and The CIT Group/Business Credit, Inc. dated April 14, 1998; and related to the defeasance of the Company's 11.75% Senior Secured Notes due June 1, 2003.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:  May 8, 1998                     By:  /s/ George J. Zulanas Jr.
       -----------                          -------------------------
                                            George J. Zulanas, Jr.
                                             Vice President, Chief Financial
                                             Officer and Treasurer