Form 10-Q
period 1998-06-28
UNIROYAL TECHNOLOGY CORP
filed 1998-08-11
CIK 890096


                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549


                                                      FORM 10-Q

(Mark One)

  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 28, 1998

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

               Total number of shares of outstanding stock as of July 31, 1998

                                       Common stock 13,189,447

                                          PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                          UNIROYAL TECHNOLOGY CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)

                                                      ASSETS

                                                                                   June 28,           September 28,
                                                                                     1998                 1997
                                                                                -------------         -------------
Current assets:

   Cash and cash equivalents                                                    $         189         $         244

   Trade accounts receivable (less estimated reserve
       for doubtful accounts of $316 and $257, respectively)                           24,309                28,784

   Inventories (Note 2)                                                                40,106                34,528

   Prepaid expenses and other current assets                                            1,172                 1,192

   Deferred income taxes                                                                6,852                 6,944
                                                                                -------------         -------------

      Total current assets                                                             72,628                71,692

Property, plant and equipment - net                                                    67,682                68,314

Property, plant and equipment held for sale                                             9,417                 9,346

Note receivable                                                                         5,000                 5,000

Goodwill (Note 3)                                                                       8,943                 7,350

Reorganization value in excess of amounts allocable to
   identifiable assets - net (Note 4)                                                       -                 7,534

Deferred income taxes (Note 4)                                                          7,448                 1,402

Other assets (Note 5)                                                                  14,227                10,853
                                                                                -------------         -------------

TOTAL ASSETS                                                                    $     185,345         $     181,491
                                                                                =============         =============


                                           UNIROYAL TECHNOLOGY CORPORATION
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                     (Unaudited)
                                                   (In thousands)

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   June 28,            September 28,
                                                                                     1998                  1997
                                                                                -------------         -------------
Current liabilities:
   Current portion of long-term debt                                            $       4,443         $       1,277
   Trade accounts payable                                                              18,106                15,551
   Accrued expenses:
     Compensation and benefits                                                          9,165                10,573
     Interest                                                                             759                 3,019
     Taxes, other than income                                                             964                 1,666
     Accrued income taxes                                                                 451                   402
     Other                                                                              5,724                 5,846
                                                                                -------------         -------------

Total current liabilities                                                              39,612                38,334

Long-term debt (Note 6)                                                                95,032                88,370
Other liabilities                                                                      15,014                14,755
                                                                                -------------         -------------

Total liabilities                                                                     149,658               141,459
                                                                                -------------         -------------

Commitments and contingencies (Note 8)

Stockholders' equity (Note 7):
   Preferred stock:
     Series C - 0 shares issued and outstanding - par
       value $0.01; 450 shares authorized                                                   -                     -
     Common Stock:
       14,133,130 and 13,707,360 shares issued or
       to be issued, respectively; par value $0.01;
       35,000,000 shares authorized                                                       142                   138
   Additional paid-in capital                                                          54,345                54,037
   Deficit                                                                            (13,934)              (14,022)
                                                                                -------------         -------------
                                                                                       40,553                40,153
   Less treasury stock at cost - 857,118 and 85,843
     shares, respectively                                                              (4,866)                 (121)
                                                                                -------------         -------------
   Total stockholders' equity                                                          35,687                40,032
                                                                                -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     185,345         $     181,491
                                                                                =============         =============

                                See notes to  condensed  consolidated  financial statements.

                                             UNIROYAL TECHNOLOGY CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                        (In thousands, except per share data)

                                                        Three Months Ended                 Nine Months Ended
                                                   -----------------------------     ----------------------------
                                                    June 28,           June 29,        June 28,          June 29,
                                                      1998               1997            1998              1997
                                                   ------------      -----------     ------------     ------------

Net sales                                          $    56,905       $    55,702     $    162,620     $    153,195
Costs and expenses:
   Costs of goods sold                                  41,174            42,615          117,834          119,851
   Selling and administrative                            7,025             6,667           20,958           20,471
   Depreciation and other amortization                   2,183             2,084            6,479            6,194
   Amortization of reorganization value
     in excess of amounts allocable to
     identifiable assets                                     -               188              377              565
                                                  ------------       -----------     ------------     ------------

Income before interest, income taxes
   and extraordinary item                                6,523             4,148           16,972            6,114

Interest expense-net                                    (2,160)           (2,549)          (7,204)          (7,218)
                                                  ------------       -----------     ------------     ------------

Income (loss) before income taxes and
   extraordinary item                                    4,363             1,599            9,768           (1,104)

Income tax (expense) benefit (Note 4)                   (1,745)             (716)          (4,043)             159
                                                  ------------       -----------     ------------     ------------

Income (loss) before extraordinary item                  2,618               883            5,725             (945)

Extraordinary loss on the
   extinguishment of debt-net (Note 6)                  (5,637)                -           (5,637)               -
                                                  ------------      ------------     ------------     ------------

Net loss (income)                                 $     (3,019)     $        883     $         88     $       (945)
                                                  ============      ============     ============     ============

Net (loss) income per common share (Note 9)
   Income (loss) before extraordinary
     item                                         $       0.20      $       0.07     $       0.43     $      (0.07)
   Extraordinary loss                                    (0.43)                -            (0.42)              -
                                                  ------------      ------------     ------------     ------------
   Net (loss) income                              $      (0.23)     $       0.07     $       0.01     $      (0.07)
                                                  ============      ============     ============     ============

Net (loss) income per common share assuming dilution (Note 9)
   Income (loss) before extraordinary
     item                                         $       0.18      $       0.07     $       0.40     $      (0.07)
   Extraordinary loss                                    (0.38)                -            (0.39)               -
                                                  ------------      ------------     -------------    ------------
   Net (loss) income                              $      (0.20)     $       0.07     $       0.01     $      (0.07)
                                                  ============      ============     ============     ============

                              See  notes  to  condensed  consolidated  financial statements.



                                           UNIROYAL TECHNOLOGY CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                   (In thousands)

                                                                                   Nine Months Ended
                                                                                June 28,                June 29,
                                                                                  1998                    1997
                                                                                -----------             -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                            $     88                $   (945)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                               6,479                   6,194
       Deferred tax expense (benefit)                                              3,990                    (245)
       Amortization of reorganization value in excess of
         amounts allocable to identifiable assets                                    377                     565
       Amortization of Senior Secured Notes discount                                  63                      84
       Amortization of refinancing and debt issuance costs                           373                     310
       Extraordinary loss                                                          5,637                       -
       Other                                                                         131                     250
       Changes in assets and liabilities:
         Decrease (increase) in trade accounts receivable                          4,932                  (1,512)
         Increase in inventories                                                  (5,077)                 (1,689)
         Increase in prepaid expenses and other assets                            (4,131)                   (111)
         Increase (decrease) in trade accounts payable                             2,369                    (703)
         Decrease in other accrued expenses                                       (4,317)                 (6,088)
         Increase (decrease) in other liabilities                                    259                    (395)
                                                                             -----------             -----------
   Net cash provided by (used in) operating activities                            11,173                  (4,285)
                                                                             -----------             -----------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment (Note 10)                           (5,311)                (10,436)
   Proceeds from sale of assets                                                        -                   4,657
   Business acquisitions - net of cash acquired                                   (1,770)                 (1,379)
                                                                             -----------             -----------
   Net cash used in investing activities                                          (7,081)                 (7,158)
                                                                             -----------             -----------

FINANCING ACTIVITIES:
   Redemption of Senior Secured Notes                                            (72,253)                   (243)
   Redemption costs for Senior Secured Notes                                      (3,718)                      -
   Proceeds from refinancing                                                      90,000                       -
   Refinancing costs                                                              (3,545)                      -
   Net (decrease) increase in revolving loan balances                             (7,932)                 15,546
   Decrease in term loans                                                         (2,000)                   (553)
   Purchase of treasury stock                                                     (3,954)                      -
   Purchase of warrants                                                           (1,314)                      -
   Preferred stock redeemed                                                            -                  (5,250)
   Stock options exercised                                                           569                       -
                                                                             -----------             -----------
   Net cash (used in) provided by financing activities                            (4,147)                  9,500
                                                                             -----------             -----------

Net decrease in cash                                                                 (55)                 (1,943)
Cash and cash equivalents at beginning of period                                     244                   2,023
                                                                             -----------             -----------
Cash and cash equivalents at end of period                                   $       189             $        80
                                                                             ===========             ===========

                                See notes to  condensed  consolidated  financial statements.

                        UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For The Three Months and Nine Months Ended
                         June 28, 1998 and June 29, 1997

1.    BASIS OF PRESENTATION

      The  interim  Condensed  Consolidated  Financial  Statements  of  Uniroyal
      Technology Corporation and its wholly-owned subsidiaries Uniroyal HPP Holdings, Inc., High Performance Plastics, Inc., ULC Corporation, Uniroyal Optoelectronics, Inc. and ViPlex Corporation (the "Company") are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended September 28, 1997, September 29, 1996 and October 1, 1995. The Company's fiscal year ends on the Sunday following the last Friday in September.

      Certain reclassifications were made to the prior year financial statements to conform to current period presentations. In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and the notes thereto.

2.    INVENTORIES

      Inventories consisted of the following (in thousands):

                                                                            June 28,            September 28,
                                                                              1998                  1997
                                                                         ------------           ------------
      Raw materials, work in process and supplies                        $     23,653           $     21,851
      Finished goods                                                           16,453                 12,677
                                                                         ------------           ------------
         Total                                                           $     40,106           $     34,528
                                                                         ============           ============

3.    ACQUISITION OF VIPLEX CORPORATION

      On May 22, 1998, High Performance Plastics, Inc. ("HPPI") acquired 100% of the common stock of ViPlex Corporation, an acrylic sheet fabricator for the marine industry, for $2,700,000 which was comprised of $1,700,000 in cash and unsecured promissory notes aggregating $1,000,000 bearing an interest rate of 6% (Note 6). The purchase price was adjusted for changes in working capital between September 30, 1997 and May 22, 1998. This resulted in an increase in the purchase price of $114,000 which was paid in cash.

      The business combination was accounted for by the purchase method in accordance with the Accounting Principles Board Opinion No. 16. The results of ViPlex Corporation are included in the condensed consolidated financial statements as of May 23, 1998. HPPI acquired cash, working capital and property and equipment in the transaction and recorded $1,845,000 in goodwill which will be amortized over the estimated useful life of the asset of 25 years.

4.    INCOME TAXES

      The provisions for income tax (expense) benefit for the three months and nine months ended June 28, 1998 and June 29, 1997 were calculated through the use of the estimated annual income tax rates based on projected annualized income (loss).

      During the third quarter of Fiscal 1998 the Company reduced the deferred tax valuation allowance relating to acquired tax loss carry forward benefits by approximately $7,157,000. In accordance with Statement of Financial Accounting Standards No. 109, the reduction was applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

5.    TRANSACTION WITH EMCORE CORPORATION

      As of September 29, 1997, the Company entered into a technology agreement with Emcore Corporation ("Emcore") to acquire certain technology for the manufacture of epitaxial wafers used in high brightness light emitting diodes (LEDs) for lamps and display devices for license fees aggregating up to approximately $5,000,000 during Fiscal 1998. Included in Other Assets at June 28, 1998, are license fees of $4,500,000 paid to Emcore during the first three quarters of Fiscal 1998. Uniroyal Optoelectronics, Inc., a wholly-owned subsidiary of the Company, has entered into a joint venture with Emcore, which is managed by Uniroyal Optoelectronics, Inc., whereby the joint venture will purchase machines from Emcore to manufacture epitaxial wafers, lamps and display devices and will sell such products. In July 1998, the Company made a capital contribution to the joint venture of $510,000.

6.    LONG TERM DEBT

      On April 14, 1998, the Company transferred all of the assets of its High Performance Plastics Segment to a newly created wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"). On that same day HPPI, as borrower, entered into a credit agreement with Uniroyal HPP Holdings, Inc. (the parent of HPPI and a wholly-owned subsidiary of the Company), the Company, the banks, financial institutions and other institutional lenders named therein, Fleet National Bank (as Initial Issuing Bank, Swing Line Bank and Administrative Agent) ("Fleet") and DLJ Capital Funding, Inc., as Documentation Agent (the "Credit Agreement"), providing among other things, for the borrowing by HPPI of an aggregate principal amount of up to $110,000,000.

      The $110,000,000 line under the Credit Agreement is comprised of a $30,000,000 Term A Advance, a $60,000,000 Term B Advance and a $20,000,000
      Revolving Credit Advance.

      The Term A Advance is payable in equal quarterly installments of $1,500,000 beginning on December 31, 1998 and ending on September 30, 2003. Interest on the Term A advance is initially payable monthly at Prime Rate (as defined in the Credit Agreement) plus 1.25% for Prime Rate advances or no later than quarterly at the Eurodollar Rate (as defined in the Credit Agreement) plus 2.25% for Eurodollar Rate advances during the first six months of the Credit Agreement. After the first six months, the applicable margin for each Prime Rate advance and each Eurodollar Rate advance will be determined quarterly by reference to HPPI's ratio of Consolidated Debt to EBITDA (as defined in the Credit Agreement). The applicable margins on the Term A Advance range from 0.50% - 1.25% for the Prime Rate advances and 1.50% - 2.25% for Eurodollar Rate advances.

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

      The advances under the Credit Agreement are collateralized by a lien on substantially all of the non-cash assets of HPPI. The Credit Agreement contains certain covenants which limit, among other things, HPPI's ability to incur additional debt, sell its assets, pay cash dividends, make certain other payments and redeem its capital stock. The Credit Agreement also contains covenants which require the maintenance of certain ratios. HPPI was in compliance with these covenants at June 28, 1998. The Credit Agreement also contains annual mandatory pre-payments of principal equal to 50% of HPPI's annual Excess Cash Flow (as defined in the Credit Agreement) beginning September 26, 1999.

      Under the terms of the Credit Agreement, HPPI is required to obtain and keep in effect one or more interest rate Bank Hedge Agreements (as defined in the Credit Agreement) covering at least 50% of the Term A and Term B Advances on April 14, 1998, for an aggregate period of not less than three years. On May 14, 1998, HPPI entered into three interest rate swap transactions with two banks. The first transaction is a fixed rate swap on $30,000,000 notional amount that expires on May 14, 2003. HPPI's fixed LIBOR rate of interest on this swap is 5.985%. HPPI pays or receives interest based upon the differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate adjusts monthly. The second transaction is a cancelable interest rate swap on $30,000,000 notional amount that expires on May 14, 2003. HPPI's fixed LIBOR rate of interest on this swap is 5.7375%. HPPI pays or receives interest based upon the differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate adjusts quarterly. The bank has the option to cancel this swap on May 14, 2001. The third transaction is a cancelable interest rate swap on $20,000,000 notional amount that expires on May 14, 2000. HPPI's fixed LIBOR rate of interest on this swap is 5.6725%. HPPI pays or receives interest based upon the rate differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate adjusts quarterly. The bank has the option to cancel this swap on May 14, 1999. The differential on interest rate swaps is accrued as interest rates change and is recognized as an adjustment to interest expense over the life of the agreement.

      On April 14, 1998, HPPI paid $95,000,000 to the Company which in turn used such amount to defease the outstanding 11.75% Senior Secured Notes due June 1, 2003 ("Senior Secured Notes") including the call premium and interest accrued through the call date and to pay down its revolving line of credit with The CIT Group/Business Credit, Inc. ("CIT"). The redemption of the outstanding Senior Secured Notes was completed on June 1, 1998 at a call premium of 4.41%. In connection with the June 1, 1998 redemption, the Company incurred an extraordinary loss on the extinguishment of debt of approximately $5,637,000 (net of applicable income taxes of approximately $2,787,000).

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

      In connection with the above refinancings, the Company and HPPI incurred approximately $3,500,000 in debt issuance costs. The costs were capitalized in the third quarter of Fiscal 1998 and will be amortized using the interest method over the lives of the agreements. Included in the above debt issuance costs is $650,000 paid to an investment banking firm whose president is a relative of one of the Company's executive officers. The fee was paid under an agreement with the investment banking firm for financial advisory services. Also included in the debt issuance costs are legal fees of approximately $220,000 paid to a law firm of which one of the Company's directors is a senior partner.

7.    STOCKHOLDERS' EQUITY

      On November 13, 1997, the Company repurchased 500,000 shares of its common stock for $2,187,500 in connection with the sale by the Pension Benefit Guaranty Corporation ("PBGC") of all of its holdings of the Company's common stock.

      During the first three quarters of Fiscal 1998, the Company repurchased an additional 169,500 shares of its common stock in the open market for $1,334,800 and 50,000 shares previously issued in connection with the purchase of C. Gunther Company for $431,250.

      During the third quarter of Fiscal 1998 the Company received 82,035 shares of common stock in lieu of cash for the exercise of stock options. These shares are included as treasury shares as of June 28, 1998.

      In July 1998 the Company repurchased 100,000 shares of its common stock for $912,800.

      During the third quarter of fiscal 1998 the Company repurchased 216,850 of its outstanding warrants for $1,314,000.

      Effective February 6, 1998, the Company terminated the Uniroyal Technology Corporation Employee Stock Ownership Plan.

8.    COMMITMENTS AND CONTINGENCIES

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

      Townsend Acquisition

      By letter dated January 30, 1998, the United States Federal Trade Commission (the "Commission") notified the Company that it was conducting a non-public investigation into the Company's acquisition of the Townsend Plastics Division of Townsend Industries, Inc. in order to determine whether the transaction violated Section 7 of the Clayton Act, 15 USC
      Section 18, Section 5 of the Federal Trade Commission Act, 15 USC Section 45, or any other law enforced by the Federal Trade Commission. The Company completed the acquisition on September 5, 1997. The Company has been cooperating with the Commission in its investigation. The Company has been in discussions with the staff of the Denver Regional Office of the Commission seeking to meet the concerns of both the Company and the Commission.

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

      By letter dated April 2, 1998, the United States Environmental Protection Agency ("EPA") sent the Company a general notice of liability concerning the plant previously leased by the Company's Uniroyal Adhesives and Sealants Division in Mishawaka, Indiana. The Company does not presently anticipate any material liability in connection with the site, and, in any event, if the Company is found to have liability in connection with the site, it is anticipated such liability will be subject to the terms of a settlement agreement entered into with the EPA and others in connection with the Plan which is described in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

      In connection with the acquisition of a manufacturing facility in South Bend, Indiana, in July 1996, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven year period. The Company placed $1,000,000 in an escrow account to be used for such remediation in accordance with the terms of the purchase agreement. As of June 28, 1998 the Company had incurred approximately $490,000 of remediation costs in respect of such facility.

      Based on information available as of June 28, 1998, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

9.    INCOME (LOSS) PER COMMON SHARE

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which is required to be adopted for financial statement periods ending after December 15, 1997. SFAS No. 128 requires that the primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. The Company has adopted SFAS No. 128 for the three and nine months ended June 28, 1998 and June 29, 1997. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows:

                                                                    Three Months Ended
                                                                       June 28, 1998
                                            --------------------------------------------------------------
                                               Income                     Shares                 Per Share
                                            (Numerator)                (Denominator)               Amount
                                            -----------                ------------              ---------
         Income before
           extraordinary item               $2,618,000

      Basic EPS
      ---------
         Income available to
           common stockholders              $2,618,000                  13,304,832                $   0.20
                                                                                                  ========

      Effect of Dilutive Securities
      -----------------------------
         Stock options                                                   1,094,958
         Warrants                                                          406,156
                                                                        ----------

      Diluted EPS
      -----------
         Income available to
           common stockholders              $2,618,000                  14,805,946                $   0.18
                                            ==========                  ==========                ========

                                                                    Nine Months Ended
                                                                      June 28, 1998
                                            ---------------------------------------------------------------
                                               Income                     Shares                 Per Share
                                            (Numerator)                (Denominator)               Amount
                                            -----------                -------------             ---------
         Income before
           extraordinary item               $5,725,000

       Basic EPS
       ---------
         Income available to
           common stockholders              $5,725,000                  13,277,229                $   0.43
                                                                                                  ========

       Effect of Dilutive Securities
       -----------------------------
          Stock options                                                  1,033,353
          Warrants                                                         313,292
                                                                        ----------

        Diluted EPS
        -----------
         Income available to
           common stockholders              $5,725,000                  14,623,874                $   0.40
                                            ==========                  ==========                ========

                                                                    Three Months Ended
                                                                        June 29, 1997
                                            ---------------------------------------------------------------
                                               Income                     Shares                 Per Share
                                            (Numerator)                (Denominator)               Amount
                                            -----------                -------------             ----------
         Net Income                         $ 883,000

         Basic EPS
         ---------
         Income available to
           common stockholders              $ 883,000                   13,355,419                $   0.07
                                                                                                  ========

         Effect of Dilutive Securities
         -----------------------------
         Stock options                                                      78,745
                                                                        ----------

         Diluted EPS
         -----------
         Income available to
           common stockholders              $ 883,000                   13,434,164                $   0.07
                                            =========                   ==========                ========

         Warrants to purchase 800,000 shares of common stock at $4.375 per share and additional stock options to purchase 1,239,805 shares of common stock at various prices were outstanding during the three months ended June 29, 1997 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

         For the nine month period ended June 29, 1997, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 13,279,276. Inclusion of shares issuable upon the exercise of stock options, warrants and the preferred stock conversion (then outstanding) in the calculation of diluted earnings per share would have been antidilutive.

10.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                        Nine Months Ended
                                                              ------------------------------------
                                                              June 28, 1998         June 29, 1997
                                                              -------------         -------------

         Interest payment                                         $  9,932             $   9,204
         Income tax payments                                           122                    70

         The purchases of property, plant and equipment and net cash used in financing activities for the nine months ended June 29, 1997 do not include $77,000 related to property held under capitalized leases. The Company did not enter into any capital lease agreements during the nine months ended June 28, 1998.

         Net cash used in financing activities for the nine months ended June 29, 1997 does not include the dividends paid on the Series B Preferred Stock since they were paid with the issuance of 73,448 shares of the Company's common stock. No dividends were paid during the nine months ended June 28, 1998.

         During the second quarter of Fiscal 1998 the Company made a matching contribution to its 401(k) Savings Plan by the contribution of 30,260 common shares of treasury stock. No contribution was made during the nine months ended June 29, 1997.

11.      SUBSEQUENT EVENT

         On July 10,1998 the Company received $4,930,000 from Canadian-General Tower Limited ("CGT") for the sale of certain Port Clinton, Ohio automotive operations and assets related to the Company's door panel program. Under the terms of a supply agreement, the Company has agreed to continue to manufacture and supply customers of the door panel programs until CGT can transfer the production of the door panels to its own facility. The Company may receive an additional amount of up to $1,100,000 if CGT secures purchase orders for the twelve months following the door panel closing from certain customers as identified in the agreement.

         The Company should receive an additional $1,055,000 in or before June of 1999 upon obtaining certain customer approvals and resulting transfer to CGT of purchased assets that relate to the Company's instrument panel programs.

         Management believes that the write-down to long-lived assets, the curtailment loss and other reserves recorded during Fiscal 1996 and Fiscal 1997 relating to this agreement for sale remain appropriate at June 28, 1998. Other than potential contingent payments that the Company may receive, Management believes that the Company will not have any further significant gain or loss upon the ultimate completion of the sale.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Third Quarter Fiscal 1998 Compared with
 the Third Quarter Fiscal 1997

Net Sales. The Company's net sales increased in the third quarter of Fiscal 1998 by approximately 2% ($1,203,000) to $56,905,000 from $55,702,000 in the third quarter of Fiscal 1997. This increase was attributable to increased net sales in the High Performance Plastics Segment and partially offset by decreased sales in the Coated Fabrics and Specialty Adhesives Segments.

Net sales by the High Performance Plastics Segment increased 12% ($3,557,000) in the third quarter of Fiscal 1998 to $33,535,000 from $29,978,000 in the third quarter of Fiscal 1997. The Royalite division recorded strong unit volume growth. The Polycast division's sales increased as a result of better product mix lead by aerospace demand, incremental sales from prior year acquisitions and the third quarter acquisition of ViPlex Corporation.

Net sales by the Coated Fabrics Segment decreased in the third quarter of Fiscal 1998 approximately 7% ($1,195,000) to $17,098,000 from $18,293,000 in the third quarter of Fiscal 1997 principally due to the gradual phase out of its automotive business.

Net sales of the Specialty Adhesives Segment decreased in the third quarter of Fiscal 1998 by approximately 16% ($1,159,000) to $6,272,000 from $7,431,000 in the third quarter of Fiscal 1997 as sluggish sales to the commercial roofing industry offset increases in the Segment's industrial and mirror mastic products.

Income Before Interest, Income Taxes and Extraordinary Item. Income before interest, income taxes and extraordinary item for the third quarter of Fiscal 1998 increased approximately 57% to $6,523,000, as compared to $4,148,000 for the third quarter of Fiscal 1997.

The High Performance Plastics Segment's income before interest, income taxes and extraordinary item for the third quarter of Fiscal 1998 increased approximately 47% ($1,476,000) to $4,649,000 from $3,173,000 in the third quarter of Fiscal
1997. The increase was a result of an increase in sales of higher margin products, earnings from prior year acquisitions and the current quarter acquisition of ViPlex Corporation, and a change in the methodology for the allocation of corporate overhead.

The Coated Fabrics Segment's income before interest, income taxes and extraordinary item increased in the third quarter of Fiscal 1998 approximately 109% ($1,285,000) to $2,468,000 compared to $1,183,000 in the third quarter of
Fiscal 1997. The increase is primarily due to lower manufacturing costs for the Segment's automotive operations as a result of the gradual phase out of its automotive operations. Also contributing to the earnings improvement was a change in the methodology for the allocation of corporate overhead.

The Specialty Adhesives Segment's income before interest, income taxes and extraordinary item increased in the third quarter of Fiscal 1998 by 54%
($187,000) to $531,000 from $344,000 in the third quarter of Fiscal 1997 primarily due to sales improvement of the high margin industrial and mirror mastic products, an improved cost structure at the South Bend facility and a change in the methodology for the allocation of corporate overhead.

Amortization of reorganization value in excess of amounts allocable to identifiable assets in the third quarter of Fiscal 1997 was $188,000. There was no amortization of reorganization value in excess of amounts allocable to identifiable assets in the third quarter of Fiscal 1998 as a result of the third quarter reduction of the asset reorganization value in excess of amounts allocable to identifiable assets.

Not allocated to the segments in the third quarter of Fiscal 1998 was approximately $1,125,000 of miscellaneous expense versus $364,000 in the third quarter of Fiscal 1997. During the third quarter of Fiscal 1998 the Company changed its methodology for the allocation of corporate overhead from an allocation of 100% of certain corporate costs to an allocation of costs based upon 3.5% of Segment sales. Prior quarter allocations were not restated.

Interest Expense. Interest expense in the third quarter of Fiscal 1998 decreased to $2,160,000 from $2,549,000 in the third quarter of Fiscal 1997. The decrease in interest expense is primarily a result of the Fiscal 1998 third quarter refinancing.

Income Tax Expense. Income tax expense in the third quarter of Fiscal 1998 was $1,745,000 as compared to $716,000 in the third quarter of Fiscal 1997. The provisions for income tax expense were calculated through the use of the estimated income tax rates based on projected annualized income.

Extraordinary Loss on the Extinguishment of Debt. The extraordinary loss on the extinguishment of debt in the third quarter of Fiscal 1998 was $5,637,000. The amount represents the loss recognized when the Company early retired the remaining $72,253,000 of its 11 3/4% Senior Secured Notes, including a call premium payment of 4.41% and write-off of applicable debt issuance costs and unamortized debt discount, net of income tax benefit of approximately $2,787,000.

First Three Quarters of Fiscal 1998 Compared with the First Three Quarters of Fiscal 1997

Net Sales. The Company's net sales increased in the first three quarters of Fiscal 1998 by approximately 6% ($9,425,000) to $162,620,000 from $153,195,000 in the first three quarters of Fiscal 1997

Net sales by the High Performance Plastics Segment increased in the first three quarters of Fiscal 1998 by approximately 9% ($8,007,000) to $95,759,000 from $87,752,000 in the first three quarters of Fiscal 1997. The increase was principally due to increased unit volume at both the Royalite and Polycast acrylic divisions as well as incremental sales from prior year acquisitions and the current year acquisition of ViPlex Corporation.

Net sales by the Coated Fabrics Segment increased slightly in the first three quarters of Fiscal 1998 to $51,168,000 from $51,142,000 in the first three quarters of Fiscal 1997. The increase was principally due to increased selling prices for the Segment's Naugahyde(R) vinyl coated fabrics and offset by the decline in overall automotive sales due to the gradual phase-out of its automotive operations.

Net sales of the Specialty Adhesives Segment increased in the first three quarters of Fiscal 1998 by approximately 10% ($1,392,000) to $15,693,000 from $14,301,000 in the first three quarters of Fiscal 1997. The increase was principally due to increases in the sale of industrial adhesives and incremental sales for the prior year acquisition of C. Gunther Company and offset by sluggish sales of commercial roofing products.

Income Before Interest, Income Taxes, and Extraordinary Item. Income before interest, income taxes and extraordinary item for the first three quarters of Fiscal 1998 was $16,972,000, compared to income before interest, income taxes and extraordinary item of $6,114,000 for the first three quarters of Fiscal 1997.

The High Performance Plastics Segment's income before interest, income taxes and extraordinary item for the first three quarters of Fiscal 1998 increased approximately 76% ($5,705,000) to $13,186,000 from $7,481,000 in the first three quarters of Fiscal 1997. The increase was a result of a better sales mix for both the Royalite and Polycast acrylic divisions, incremental earnings from prior year and current year acquisitions and a change in methodology for the allocation of corporate overhead.

The Coated Fabrics Segment had income before interest, income taxes and extraordinary item of $6,225,000 in the first three quarters of Fiscal 1998 compared to $156,000 in the first three quarters of Fiscal 1997 principally due to lower manufacturing costs for the Segment's automotive operations as a result of the gradual phase out of its automotive operations, the reversal of rebate accruals applicable to such business and a change in methodology for the allocation of corporate overhead. Also, increased production costs were incurred in the first three quarters of Fiscal 1997 as a result of a raw materials supplier's decision to exit its business. As a result the Segment incurred additional costs in the first three quarters of Fiscal 1997 to qualify its products using comparable raw materials available from other supply sources.

The Specialty Adhesives Segment had income before interest, income taxes and extraordinary item of $306,000 in the first three quarters of Fiscal 1998 as compared to a loss before interest, income taxes and extraordinary item of $322,000 in the first three quarters of Fiscal 1997 primarily due to an increase in sales of higher margin products, an improved cost structure at the South Bend facility and a change in methodology for the allocation of corporate overhead.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets in the first three quarters of Fiscal 1998 and 1997 was $377,000 and $565,000 respectively.

Not allocated to the segments in the first three quarters of Fiscal 1998 was approximately $2,368,000 of miscellaneous expense compared to $636,000 for the first three quarters of Fiscal 1997. During the third quarter of Fiscal 1998 the Company changed its methodology for the allocation of corporate overhead from the allocation of 100% of certain corporate costs to an allocation based on 3.5% of Segment sales. Prior quarter and fiscal year allocations were not restated.

Interest Expense. Interest expense in the first three quarters of Fiscal 1998 decreased slightly to $7,204,000 from $7,218,000 in the first three quarters of Fiscal 1997. The decrease in interest expense is primarily a result of the Fiscal 1998 third quarter refinancing.

Income Tax (Expense) Benefit. Income tax (expense) benefit in the first three quarters of Fiscal 1998 was $4,043,000 as compared to a benefit of $159,000 in the first three quarters of Fiscal 1997. The provisions for income tax (expense) benefit were calculated through the use of the estimated income tax rates based on projected annualized income.

Liquidity and Capital Resources

For the first three quarters of Fiscal 1998, operating activities provided $11,173,000 of cash as compared to $4,285,000 used during the first three quarters of Fiscal 1997. The increase in cash provided by operating activities for the Fiscal 1998 period is primarily attributable to an increase in income, the decrease in accounts receivable, an increase in accounts payable and partially offset by increases in inventories and other assets and a decrease in accrued expenses.

Net cash used in investing activities for the first three quarters of Fiscal 1998 was $7,081,000 as compared to $7,158,000 used during the first three quarters of Fiscal 1997. Net cash was used to purchase property, plant and equipment during the comparative periods. Approximately $4,657,000 of cash was provided from the sale of the Company's Stoughton, Wisconsin automotive operations of the Coated Fabrics Segment during the first three quarters of Fiscal 1997. The Company does not have any significant specific commitments for the purchase of property, plant and equipment.

Net cash used in financing activities was $4,147,000 during the first three quarters of Fiscal 1998 as compared to $9,500,000 provided by financing activities during the first three quarters of Fiscal 1997. Net proceeds from the third quarter Fiscal 1998 refinancing were used to redeem the remaining 11 3/4% Senior Secured Notes and pay associated costs. Cash was also used in the first three fiscal quarters of 1998 to purchase 719,500 shares of treasury stock for $3,954,000 and to purchase 216,850 of the outstanding warrants for $1,314,000. The cash provided in the first three quarters of Fiscal 1998 was partially offset by the redemption of the remaining 35 shares of Series B Preferred Stock at the par value of $5,250,000.

The Company had approximately $189,000 in cash and cash equivalents on June 28, 1998 as compared to approximately $244,000 at September 28, 1997. Working capital at June 28, 1998 was $33,016,000 compared to $33,358,000 at September 28, 1997. On June 28, 1998 the Company had borrowings of $7,156,000 under its $20,000,000 revolving credit facility with Fleet and $80,000 under its $10,000,000 revolving credit facility with CIT. The principal uses of cash during the first three quarters of Fiscal 1998 were to pay the semi-annual interest payments on the Company's Senior Secured Notes, the redemption costs associated with the early retirement of the Company's Senior Secured Notes, the repurchase of stock for treasury, the purchase of a technology license from Emcore Corporation and the repayment of revolving credit advances. The Company believes that cash from its operations and its ability to borrow under its revolving credit facilities provide it sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facilities will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends upon its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company would be able to obtain such refinancing or additional financing. The Company believes that it currently has sufficient liquidity to finance its existing level of operations.

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

Year 2000

Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse impact on the Company's operations.

The Company has instituted a Year 2000 task force, that reports to the Audit Committee, which has initiated a comprehensive project to prepare its computer systems, communication systems and manufacturing/testing equipment for the Year 2000. The project includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue and remedial action and further testing, if necessary. The Company plans to complete this project by June 1, 1999. The Company believes that the majority of its major systems are Year 2000 compliant and costs to transition the remaining systems to Year 2000 compliance are not anticipated to have a material effect on the Company's financial position or results of operations.

The Company is also contacting critical suppliers of products and services and customers to determine the extent to which the Company may be vulnerable to such parties failure to resolve their own Year 2000 issues. Where practicable, the Company will access and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

Forward Looking Information

Statements made herein that are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995 are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those related to business conditions and the financial strength of the various markets served by the Company, the level of spending for such products, the ability of the Company to successfully manufacture and market its products and the ability of the Company's suppliers to adequately resolve their own Year 2000 issues.

                                    PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings


      (a) The Company knows of no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business.

      (b) By letter dated April 2, 1998, the United States Environmental Protection Agency ("EPA") sent the Company a general notice of liability concerning the plant previously leased by the Company's Uniroyal Adhesives and Sealants Division in Mishawaka, Indiana. The Company does not presently anticipate any material liability in connection with the site, and, in any event, if the Company is found to have liability in connection with the site, it is anticipated such liability will be subject to the terms of a settlement agreement entered into with the EPA and others in connection with the Plan which is described in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

      (c) By letter dated January 30, 1998, the United States Federal Trade Commission (the "Commission") notified the Company that it was conducting a non-public investigation into the Company's acquisition of the Townsend Plastics Division of Townsend Industries, Inc. in order to determine whether the transaction violated Section 7 of the Clayton Act, 15 USC Section 18, Section 5 of the Federal Trade Commission Act, 15 USC Section 45, or any other law enforced by the Federal Trade Commission. The Company completed the acquisition on September 5, 1997. The Company has been cooperating with the Commission in its investigation. The Company has been in discussions with the staff of the Denver Regional Office of the Commission seeking to meet the concerns of both the Company and the Commission.

      (d) No legal proceedings were terminated during the third quarter ended June 28, 1998, other than routine litigation incidental to the Company's business.

Item 2.       Changes in Securities

              None.

Item 3.       Default upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              a)   Exhibits

                  1.   None.

             b)     Reports on Form 8-K

                  1.    None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:  August 11, 1998                    By: /s/ George J. Zulanas, Jr.
       ---------------                        --------------------------
                                              George J. Zulanas, Jr.
                                                Vice President, Chief Financial
                                                 Officer and Treasurer