Form 10-K
period 1998-09-27
UNIROYAL TECHNOLOGY CORP
filed 1998-12-24
CIK 890096

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K
(Mark One)
[  X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended September 27, 1998
                                       OR
[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from ________  to  _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (29,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for this purpose that all directors and officers of the registrant and all holders of 5% or more of the common stock of the registrant are affiliates) was approximately $51,654,000 based on the closing price for the stock on November 30, 1998. The foregoing aggregate market value is based on issuance of only 97% of the shares authorized for initial issuance; the registrant believes that the foregoing aggregate market value would be approximately $54,994,000 if all 10,000,000 shares authorized for initial issuance had been issued.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes [X]    No [ ]


As of November 30, 1998, 12,481,257 shares of the registrant's common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts III - Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual meeting of stockholders to be held in 1999.

================================================================================

                                TABLE OF CONTENTS


Part 1..........................................................................1
Item 1. Business................................................................1
     General....................................................................1
     Corporate Developments.....................................................1
       High Performance Plastics, Inc...........................................1
       CIT Borrowing............................................................2
       Acquisition of ViPlex Corporation........................................2
       Sale of the Automotive Operation of the Coated Fabrics Segment...........2
       Transaction with Emcore Corporation......................................2
       Investment in Emcore Corporation.........................................2
     Business Segments..........................................................3
       High Performance Plastics Segment........................................3
       Coated Fabrics Segment...................................................8
       Specialty Adhesives Segment..............................................10
     Employees..................................................................12
     Trademarks and Patents.....................................................12
     Research and Development...................................................13
     Backlog....................................................................13
     Working Capital Items......................................................13
     Environmental Matters......................................................14
     History of Company.........................................................15
       Predecessor Companies....................................................15
       Reorganization...........................................................16
Item 2. Properties..............................................................18
Item 3. Legal Proceedings.......................................................18
Item 4. Submission of Matters to a Vote of Security Holders.....................19
Part II.........................................................................19
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters...19
Item 6. Selected Financial Data.................................................20
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...............................................21
     Results Of Operations......................................................21
       Comparison of Fiscal 1998 with Fiscal 1997...............................21
       Comparison of Fiscal 1997 with Fiscal 1996...............................22
       Liquidity and Capital Resources..........................................24
       Effects of Inflation.....................................................24
       Year 2000................................................................25
       Forward Looking Information..............................................25
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............25
Item 8. Consolidated Financial Statements and Supplementary Data................26
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................26
Part III....................................................................... 26
Item 10. Directors and Executive Officers of the Registrant.....................26
Item 11. Executive Compensation................................................ 26
Item 12. Security Ownership of Certain Beneficial Owners and Management.........26
Item 13. Certain Relationships and Related Transactions.........................26
Part IV.........................................................................27
Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.........27

Signatures......................................................................

Index to Financial Statements and Financial Statement Schedule..................

Exhibit Index...................................................................

Item 1.  Business

         General

                  Uniroyal Technology Corporation (the "Company") is a leader in the development, manufacture and sale of a broad range of materials employing plastics and specialty chemicals technologies used in the production of consumer, commercial and industrial products. Its products, many of which are based on proprietary technology, include thermoplastic sheet for use in the manufacture of seating, interior paneling and other applications in the transportation, recreational, agricultural and industrial vehicle and computer manufacturing industries; acrylic sheet for use in the manufacture of aircraft canopies, cabin windows and windshields, tanning shields and bullet resistant barriers; acrylic rods and tubes used in the manufacture of orthopedic devices and hard contact lenses; a wide selection of plastic vinyl coated fabrics for use in automobile and furniture manufacturing; and liquid adhesives and sealants for use in the commercial roofing industry and in the manufacture of furniture, truck trailers and recreational vehicles. The Company's technologies allow it to incorporate into its specialized materials, such as thermoplastic and acrylic sheets, performance characteristics such as fire retardancy, static dissipation, weatherability, optical clarity, high strength to weight ratio, light filtration capability and others required in the specialty markets on which it focuses. The Company is a leading supplier in such markets due to its ability to provide materials with such performance characteristics, to customize such materials and to provide technical and customer support in connection with the use of its products in manufacturing.

                  The manufacturing operations of the Company are conducted at twelve sites located in Florida, Indiana, Delaware, Iowa, Connecticut, New Jersey, California, Georgia, Ohio and Wisconsin, through four business segments: High Performance Plastics, Coated Fabrics, Specialty Adhesives and Optoelectronics. The High Performance Plastics Segment of the Company's business consists of the Company's wholly-owned subsidiary High Performance Plastics, Inc. ("HPPI") and HPPI's wholly-owned subsidiary, ViPlex Corporation. Within HPPI are two operating divisions: Royalite Thermoplastics ("Royalite"), which manufactures specialty and general purpose thermoplastic sheet, injection molding resins, color concentrates and extruded profiles and Polycast Technology ("Polycast"), which manufactures acrylic sheet for the aerospace, specialty and general purpose markets as well as acrylic rods and tubes. The Coated Fabrics Segment manufactures the Company's line of vinyl coated fabrics and vinyl laminated composites. The
         Specialty Adhesives Segment (formerly, the Specialty Foams and Adhesives Segment), manufactures liquid adhesives and sealants and the Optoelectronics Segment will manufacture epitaxial wafers, dies and package-ready dies used in high brightness light-emitting diodes (LEDs) once planned manufacturing operations commence. See "Corporate Developments - Transaction with Emcore Corporation."

                  The Company's Fiscal 1998 net sales were approximately $220.6 million. Approximate net sales for each of the Company's three currently operating business segments during such period were as follows: High Performance Plastics - $128.6 million, Coated Fabrics - $67.9 million, and Specialty Adhesives - $24.1 million. For certain financial information with respect to the Company's business segments, see "Note 18 to Consolidated Financial Statements." The Company is the successor to an affiliated group of reorganized entities from which the Company acquired substantially all of its businesses in 1992 pursuant to a plan of reorganization adopted on September 27, 1992. See "History of the Company."

         Corporate Developments

                  The following are certain corporate developments which occurred in and subsequent to Fiscal 1998. The descriptions of such developments should be read in conjunction with the other parts of this Form 10-K and with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial information which form a part hereof.

                  High Performance Plastics, Inc.

                  On April 14, 1998, the Company  transferred  all of the assets of its High Performance Plastics Segment to a newly created wholly-owned subsidiary, High Performance Plastics, Inc. On that same day HPPI as borrower, entered into a credit agreement with Uniroyal HPP Holdings, Inc. (the parent of HPPI and a wholly-owned subsidiary of the Company), the Company and certain banks, including Fleet National Bank, providing among other things, for the borrowing by HPPI of an aggregate principal amount of up to $110 million. On April 14, 1998, HPPI paid approximately $95 million to the Company, which in turn used such amount to defease the outstanding 11.75% Senior Secured Notes due June 1, 2003 ("Senior Secured Notes") including the call premium and interest accrued through the call date and to pay down its revolving line of credit with the CIT Group/Business Credit, Inc. ("CIT"). The redemption of the outstanding Senior Secured Notes was completed by June 1, 1998 at a call premium of 4.41%.

                  CIT Borrowing

                  On April 14, 1998, the Company entered into an Amendment and Consent Agreement with CIT whereby the Company's existing revolving credit arrangement was amended to permit the Company to borrow the lesser of $10 million or the sum of 85% of eligible receivables plus 55% of eligible inventories as defined in the agreement. The collateral securing the credit line does not include any assets of HPPI.

                  Acquisition of ViPlex Corporation

                  On May 22, 1998, HPPI acquired 100% of the common stock of ViPlex Corporation, an acrylic sheet fabricator for the marine industry, for $2.7 million, which was comprised of $1.7 million in cash and unsecured promissory notes aggregating $1.0 million bearing an interest rate of 6%. ViPlex Corporation is being merged into HPPI effective December 31, 1998.

                  Sale of the Automotive Operation of the Coated Fabrics Segment

                  On October 17, 1997, the Company agreed to sell certain assets of the automotive operation of the Coated Fabrics Segment located at the Company's Port Clinton, Ohio facility for approximately $5.3 million plus the value of purchased inventories and plus or minus adjustments contingent upon the transfer of certain automobile programs. The Company received $4.9 million in July 1998 and expects to receive approximately $1.1 million on or before June 1999 based on obtaining certain customer approvals. During the fiscal year ended September 27, 1998, the Company recognized approximately $512,000 of income relating to the sale of the automotive operation. As of September 29, 1996, the Company had established reserves for the impairment of assets to be disposed of related to the Port Clinton, Ohio automotive operation of the Coated Fabrics Segment. Other than potential contingent payments the Company may receive, the Company does not expect to incur any further significant gain or loss relating to the sale. For further description of the sale of the automotive operation of the Coated Fabrics Segment, see "Note 14 to Consolidated Financial Statements."

                  Transaction with Emcore Corporation

                  As of September 29, 1997, the Company entered into a Technology Agreement with Emcore Corporation ("Emcore") to acquire certain technology for the manufacture of epitaxial wafers used in high brightness light emitting diodes (LEDs) for lamps and display devices for license fees aggregating up to approximately $5 million. During Fiscal 1998 the Company paid $4.5 million in licensing fees to Emcore. Uniroyal Optoelectronics, Inc., a wholly-owned subsidiary of the Company, entered into a joint venture, Uniroyal Optoelectronics, LLC, with Emcore, which is managed by Uniroyal Optoelectronics, Inc., whereby the joint venture will purchase machines from Emcore to manufacture epitaxial wafers, dies and package-ready dies and sell such products. On or about July 31, 1998, the joint venture entered into a lease for a facility in Tampa, Florida. It is anticipated that the joint venture will begin production in such facility in early 1999.

                  Investment in Emcore Corporation

                  On November 30, 1998, the Company purchased 642,857 shares of the Series I Redeemable Convertible Preferred Stock ("Preferred Stock") of Emcore for approximately $9.0 million ($14.00 per share). The shares were offered pursuant to a private placement by Emcore.

                  Dividends on the Preferred Stock are cumulative and will be payable, at Emcore's option, in cash or additional shares of Preferred Stock on March 31, June 30, September 30 and December 31, commencing December 31, 1998 at the annual rate of 2% per share of Preferred Stock on the liquidation preference thereof (equivalent to $0.28 per annum per share of Preferred Stock).

                  Shares of the Preferred Stock are convertible at any time, at the option of the holders thereof, into shares of common stock of Emcore on a one for one basis, subject to adjustment for certain events. On November 30, 1998, the closing sales price of Emcore's common stock on the NASDAQ National Market was $12.875.

                  The Preferred Stock is redeemable, in whole or in part, at the option of Emcore at any time Emcore's common stock has traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share plus accrued and unpaid dividends, if any, to the redemption date. Emcore is required to provide no less than 30 days and no more than 60 days notice of the redemption. The shares of Preferred Stock are subject to mandatory redemption by Emcore on November 17, 2003.

                  On November 30, 1998, Emcore also made a capital contribution to Uniroyal Optoelectronics, LLC of $5.0 million. The Company will fund its equivalent capital contribution to the joint venture of approximately $5.2 million as cash is required by the joint venture.

         Business Segments

                  High Performance Plastics Segment

                  The High Performance Plastics Segment of the Company's business accounted for approximately $128.6 million (approximately 58 percent (58%)) of the Company's net sales in Fiscal 1998. It consists of two divisions of HPPI: Royalite, which manufactures thermoplastic products and Polycast, which manufactures acrylic products. ViPlex Corporation fabricates acrylic products.

         Royalite - Thermoplastic Products

                  General

                  Royalite is a leading manufacturer of custom thermoplastic products. Thermoplastics are polymers, such as acrylonitrile butadiene styrene and polyvinyl chloride, made from the polymerization of monomers, which can be reshaped after they have been formed by the application of heat and are used in the manufacture of a wide assortment of commercial and consumer products. The division's products include thermoplastic sheet, injection molding resins and extruded profiles.

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

                  Specialty thermoplastic sheet is sold by Royalite into a number of niche markets, depending upon the performance characteristics of the sheet. The following is a chart setting forth the particular performance characteristics and the related applications of the specialized sheet:

         Performance Characteristics                  Principal Uses
         ---------------------------                ------------------
         flame and smoke retardancy             mass transportation vehicle
                                                  seating and interior panels,
                                                  aircraft interior trim and
                                                  computer and other electronic
                                                  equipment component housings

         static dissipation and conductivity    computer chip carriers, hard
                                                  disc drive housings and
                                                  electronic tote boxes

         weatherability/temperature resistance   marine and recreational vehicle
                                                  instrument panels, interior
                                                  trim for agricultural and
                                                  other off road vehicles
                                                  and exterior boat trim

         buoyant, hydrodynamic and/or high
          strength-to-weight ratio              canoes, kayaks, other watersport
                                                  crafts, amusement park
                                                  vehicles and large exterior
                                                  equipment housings

                  The Company believes it has a substantial share of the markets in which it competes for specialty thermoplastic sheet due to its ability to manufacture sheet with the wide variety of performance characteristics set forth above; the performance characteristics are, in many cases, customized to meet its customers' exact specifications. Net sales of specialty thermoplastic sheet accounted for approximately 64 percent (64%) of total net sales of thermoplastic sheet by Royalite during Fiscal 1998.

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

                  By contrast to specialty thermoplastic sheet, general purpose thermoplastic sheet is used in the manufacture of numerous consumer and industrial products, such as luggage, musical instrument and equipment cases, tote boxes and vehicle mud flaps, which do not require that the thermoplastic material used in their manufacture possess any of the performance characteristics which distinguish specialty sheet. The market for general purpose thermoplastic sheet is significantly broader than the market for specialty thermoplastic sheet due to the almost limitless uses to which such sheet can be put in the manufacture of products. Such market is generally characterized by intense competition, high volume and low margins. The Company does not have a significant share of this market. Sales of general purpose sheet during Fiscal 1998 accounted for approximately 36 percent (36%) of total net sales of Royalite.

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

                  Although injection molding resins constitute less than one percent of net sales of Royalite for Fiscal 1998, the Company believes that significant opportunities for growth exist in this market and that such product lines will enhance the division's specialty sheet lines by assuring customers that the Company will be able to meet their specialized thermoplastic needs throughout every stage of a product's life cycle.

                  Royalite also produces extruded profile products, including both proprietary and general purpose materials. The products are used for applications requiring flexibility and resilience, such as boat dock bumpers and gaskets which are sold to and used in production of acrylic sheet by Polycast. This product line was implemented to fully utilize the division's available production capacity at its Warsaw, Indiana facility. Even though sales of extruded profile products constitute less than two percent of net sales of Royalite for Fiscal 1998, the Company believes that significant opportunities for growth exist in this market.

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

                  The Company's principal competitors in the flame and smoke retardant thermoplastic product market are Empire and Kleerdex Company. Goodrich and HMS are the Company's principal competitors in the static control thermoplastic product market, and Primex Plastics Corp. and Spartech Corporation are the Company's principal competitors in the general purpose thermoplastic sheet market. The Company's competitors have in the past increased their market shares in the thermoplastic industry generally through acquisitions.

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

                  Raw Materials

                  The principal raw materials used by the Company in the manufacture of thermoplastic sheet, injection molding resins, color concentrates and extruded profiles are acrylonitrile butadiene styrene ("ABS") resins and polyethylene, polypropylene and polyvinyl chloride ("PVC") resins and alloys of such resins. The Company has no long-term purchasing agreements with any suppliers for such raw materials, other than GE Plastics (a division of General Electric Company) from which the Company acquires a substantial portion of its ABS resins. The Company purchases PVC resins and other raw materials from a variety of domestic and international suppliers. These products are all currently readily available from a variety of suppliers.

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

         Polycast - Acrylic Products

                  General

                  Polycast manufactures high performance acrylic sheet, rods and tubes which are sold principally to custom fabricators and original equipment manufacturers, who heat and form the Polycast product into shapes for specific applications, such as aircraft window units, furniture components and orthopedic braces. The division's acrylic products have a unique combination of physical properties and performance characteristics which are required by the manufacturers who use them as a component of their products. For example, they weigh considerably less than, but are superior in clarity and impact resistance to, common glass. They are thermoformable, remain stable under sustained exposure to the elements and can be processed to transmit or filter ultraviolet light, depending on customer requirements.

                  The Company manufactures acrylic sheet for three markets - the aerospace market, which includes the commercial and military aerospace industries in which the division's products are used for such applications as aircraft cockpit canopies, cabin windows and helicopter windshields; the specialty acrylic sheet market, which includes a variety of niche markets in which the division's products are used in the manufacture of boat windscreens and enclosures, bullet-resistant security barriers for banks, convenience stores and other businesses, hockey rink protective barriers, furniture, tanning bed shields and municipal aquarium transparent panels; and the general purpose market for acrylic sheet, in which acrylic sheet is used for such applications as store displays and signage, where high performance characteristics are not required and do not require specialized manufacturing techniques. The division's acrylic rods and tubes are used for a variety of applications, including the manufacture of lighting fixtures, furniture, medical instruments, orthopedic devices, such as orthopedic braces and lens materials used to replace defective lenses of the eye in cataract surgery and certain types of hard contact lenses.

                  Polycast manufactures its acrylic products through cell cast manufacturing, a process which enables it to customize the performance characteristics of its acrylic aerospace sheet and specialized sheet, in order to meet the exact specifications of its customers and to offer its products with a broader range of physical characteristics than can be achieved through other manufacturing processes, such as continuous cast, extrusion and calender processes. For example, Polycast's scientific staff have used the cell cast process to develop a specialized sheet which transmits rather than filters ultraviolet rays for use in tanning beds and an aerospace sheet with consistently high optical quality and exact color shading for use in constructing aerospace transparencies such as aircraft and helicopter window products. The division can manufacture acrylic products in more than 60 colors and acrylic sheet in gauges ranging from 0.030 to 6.00 inches. Acrylic sheet manufactured by the cell cast process, which is more labor intensive than continuous cast, extrusion or calender processes, generally yields higher margins than acrylic sheet produced by such other processes.

                  The division markets its aerospace acrylic sheet in the military and commercial aerospace industries, which require products meeting precise specifications. The division is one of a few acrylic manufacturers in the United States qualified to produce acrylic sheet meeting military manufacturing standards, specifications and requirements ("MIL SPEC"), a designation made by the U.S. Navy's Naval Air Development Center which is a prerequisite for supplying the military aerospace industry. The division and the Predecessor Companies have maintained this qualification since 1976. The division's aerospace acrylic sheet is also qualified by several commercial aerospace manufacturers, including Bell-Helicopter, a division of Textron, Inc.; Boeing Company including its new McDonnell-Douglas Division; and Sikorsky Aircraft Corporation, which include a supplier's products on their "qualified product lists" only after such products have met MIL SPEC requirements and passed the manufacturer's additional and more stringent testing and approval procedures. Although unlikely, any failure of the division's aerospace acrylic products to continue to meet required specifications under which they are provided to an aerospace manufacturer could have a material adverse effect on the division.

                  The division sells its specialty acrylic sheet in a wide variety of niche markets, including manufacturers of boat windscreens and enclosures, bullet resistant barriers and protective barriers for athletic facilities, furniture and tanning bed shields and aquariums. The division markets its acrylic products to such industries through customization of the performance and physical characteristics of its specialty sheet to meet customer specifications.

                  Competition

                  The division faces continuing competition from North American producers and from certain foreign producers, particularly from Asian and South American countries. Many of these competitors have greater resources than the Company. These competitors primarily produce standard sizes of general purpose acrylic sheet by continuous cast, extrusion or calender processes. The division concentrates on the production of aerospace and specialty acrylic sheet, which in certain cases has unique characteristics that cannot be obtained by such other manufacturing processes. Net sales of aerospace and specialty acrylic sheet accounted for approximately 60 percent (60%) of total net sales by Polycast.

                  The Company believes that the division has a significant share of the niche markets in which it sells its aerospace and specialty acrylic sheet. See "- Polycast - General." The division's principal competitors in the specialty acrylic sheet market are Cyro Industries, a division of Cytec Industries, Inc. ("Cyro"), Elf Atochem North America, Inc. ("Atochem") and ICI Acrylics, Inc., a subsidiary of Imperial Chemicals Industries plc ("ICI"). The division's principal competitors in the acrylic aerospace sheet market are Cyro, Nordam, Inc. ("Nordam"), Pilkington Aerospace Swedlow Division, a subsidiary of Pilkington plc ("Pilkington") and Rohm Darmstadt GmbH.

                  In order to compete with vertically integrated companies in the aerospace acrylic sheet market, such as Pilkington and Nordam, the division has formed alliances with certain customers to market products for sale into the commercial aerospace markets that compete directly with these vertically integrated companies.

                  In the acrylic rod and tube market, the division's competitors are various small companies that typically produce only acrylic rod and tube products.

                  Atochem, Cyro and ICI, which are North American producers of acrylic sheet, also produce methyl methacrylate monomer ("MMA"), the principal raw material used in the manufacture of acrylic sheet, rods and tubes, or certain of the components thereof, making it possible for them to absorb increases in the cost of MMA and buy in large quantities, thereby availing themselves of volume discounts not available to the division. Since the Company does not itself produce MMA, Polycast is unable to compete effectively with the low prices charged by these companies for general purpose acrylic sheet. See "- Polycast - Raw Materials."

                  Marketing

                  Polycast's acrylic products are marketed under the POLYCAST(R) brand name. Acrylic products with special performance characteristics are also marketed under individual brand names, such as PILOTS' CHOICE(TM) (aerospace sheet with high optical quality) for helicopter windshields, SOLACRYL(R) (specialty sheet which transmits ultraviolet rays) for tanning bed shields, POLYDOR(R) (thermoformable sheet) used for orthopedic product, S-A-R coatings for specialty acrylic applications and ViPlex(TM) (specialized fabrication of acrylic products) used in high end marine applications. The Company's acrylic rods and tubes are also marketed under the TOWNSEND/GLASFLEX(TM) brand name.

                  The division markets its acrylic sheets, rods and tubes primarily through five sales representatives, who are employees of the division, and through wholesale distributors.

                  Representative    domestic    customers    of   Polycast   and
         representative end users of its acrylic products include Beech Aircraft Corp., Bell-Helicopter Textron, Inc., Boeing Company, Cadillac Plastic & Chemical Co., The Cessna Aircraft Company, Chris-Craft Industries, Inc., Commercial Plastics and Supply Corp., Laird Plastics, Inc., Llamas Plastics, Inc., Sensormatic Electronics Corporation, Sierracin/Sylmar Corporation, Sikorsky Aircraft Corporation, Texstar Inc., Thunderbird Products Corp. and Wellcraft Marine. Representative foreign customers and end users include Airbus Industries, Augusta Helicopters, Embraer - Empresa Brasileira de Aeronautica S.A. and Hindustan Aeronautics Limited. The Company is not dependent upon a single customer or group of customers for sales of its acrylic products.

                  Manufacturing Facilities

                  The division manufactures acrylic sheet at its facility in Stamford, Connecticut and finishes and further processes acrylic sheet for certain applications at its facilities in Newport, Delaware, Hackensack, New Jersey and Melbourne, Florida. The Hackensack facility also serves as the principal warehouse for acrylic sheet products. Acrylic sheet is also manufactured, along with acrylic rods and tubes, at the division's facility in Stirling, New Jersey and acrylic rods and tubes at the division's facility in Pleasant Hill, Iowa. The Company owns the manufacturing and processing facilities in Stamford, Hackensack, Stirling and Pleasant Hill and leases its facilities in Newport, Delaware and Melbourne, Florida. The manufacturing operations in Stirling, New Jersey and Newport, Delaware have been substantially consolidated into the Stamford, Connecticut and Pleasant Hill, Iowa facilities during Fiscal 1998. The division leases office space used for its division headquarters adjacent to its Stamford, Connecticut manufacturing facility. See "Item 2. Properties."

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

                  Coated Fabrics Segment

                  The Company's Coated Fabrics Segment, which accounted for approximately $67.9 million (31 percent (31%)) of the Company's net sales for Fiscal 1998, is a leading manufacturer of vinyl coated fabrics and was a leading manufacturer of laminated composites. The segment's product lines consisted of products for the automobile manufacturing industry, which accounted for 59 percent (59%) of total net sales of the segment for Fiscal 1998, and the well known Naugahyde(R) brand name vinyl coated fabric products, which accounted for 41 percent (41%) of total net sales of the segment for such fiscal year. See "Corporate Developments - Sale of the Automotive Operation of the Coated Fabrics Segment" and "Note 14 to Consolidated Financial Statements."

                  General

                  The  segment's  automotive  product line  consisted of plastic vinyl coated fabrics and vinyl laminated composites used by manufacturers and custom fabricators in the production of vehicle seat coverings, door panels, arm rests, consoles and instrument panels. Its coated fabrics were durable, stain resistant, cost-effective alternatives to leather and cloth coverings. The segment's vinyl laminated composites were durable, easily formed, economical alternatives to fabric coverings used for applications such as automobile instrument and door panels. The materials manufactured by the segment could be hand or machine sewn or glued to an underlying structure, such as a seat frame or automobile door panel, or thermoformed to cover various underlying structures or into freestanding shapes for a variety of applications, and came in a wide range of colors and textures. The Company sold the remaining business of the automotive operation of this segment during the last quarter of Fiscal 1998. The operation consisted of the vinyl laminated composite line manufactured in Port Clinton, Ohio. The segment continued to operate the Port Clinton, Ohio facility under a supply agreement until November 11, 1998.

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

                  The segment is one of the few  manufacturers  that can produce coated fabrics through composite, continuous cast and calender manufacturing processes. These processes allow it to produce coated fabrics and laminated composites with different characteristics: composite manufacturing produces a material which is light in weight with sharply defined borders; the continuous cast method produces a material with a soft finish, deep grain pattern and a wide temperature range and high malleability factors for thermoforming; and calender manufacturing produces a material with less of a soft finish but which can be manufactured economically in high volume. The composite manufacturing process was sold in Fiscal 1998 in connection with the sale of the automotive operations of the segment.

                  The segment had two state-of-the-art production lines which produce coated fabrics and laminated composites in more than 600 colors and 45 textures and patterns - one of which was sold in connection with the sale of the automotive operations of the segment.

                  The segment's automotive products were marketed to domestic automobile manufacturers as well as to foreign automobile manufacturers producing vehicles in the United States ("transplant manufacturers"). The coated fabrics and laminated composites which comprised this line were designed to meet the performance specifications set by automobile manufacturers such as crisp lines or soft finishes of interior components or the ability to thermoform the products into specific applications.

                  Pursuant to a technical  collaboration  agreement with Okamoto
         Industries, Inc. ("Okamoto"), a Japanese manufacturer of coated fabrics products, the segment held an exclusive license to use Okamoto's advanced technology for the manufacture of certain coated fabrics in the United States and Canada until 2003. This arrangement provided the segment with the capability to manufacture materials using the composite production process and allowed it to supply product to transplant manufacturers such as Honda. The Company was required to pay Okamoto a royalty on net sales of certain products using Okamoto's technology. The license was transferred to the purchaser in connection with the Fiscal 1998 sale of the Port Clinton, Ohio automotive operations.

                  Competition

                  The Coated Fabrics segment competes with respect to its Naugahyde(R) products primarily on the basis of style, color and quality, as well as price and customer service through technical support and performance characteristics which meet customer needs.

                  The segment competed in the domestic and transplant automotive markets for coated fabrics and laminated composites primarily on the basis of price. In the case of unique product lines developed by the segment, the segment competed on the basis of the performance characteristics of its products. In the domestic and transplant automotive markets, the segment generally sold its coated fabrics and laminated composites directly to automobile manufacturers and to custom fabricators, who used the segment's coated fabrics and laminated composites to make finished products, such as seats and door panels, which were then sold to automobile manufacturers.

                  The segment's principal competitors with respect to its Naugahyde(R) products are C.G. Spradling & Company, GenCorp Inc. and Morbern Inc. The segment's principal competitors in the domestic automotive markets were Canadian General-Tower, Ltd. and Sandusky Plastics, Inc., and its principal competitors in the transplant automotive markets were O'Sullivan Corporation and foreign importers.

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


                  The segment markets and sells its coated fabrics and sold its laminated composites primarily through 12 national sales representatives, who are employees of the Company, and independent sales representatives. In the furniture manufacturing market, it generally sells its coated fabrics through its sales representatives and to distributors which sell to furniture manufacturers, upholsterers and fabric distributors. Approximately 35 percent (35%) of the segment's non-automotive market sales in Fiscal 1998 were to distributors.

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

                  Manufacturing Facilities

                  The segment manufactures its coated fabrics at its facility located in Stoughton, Wisconsin and manufactured at its facility in Port Clinton, Ohio through November 11, 1998. Both of these facilities are owned by the Company. See "Item 2. Properties."

                  Raw Materials

                  The principal raw materials for the segment's coated fabrics are casting paper, knit fabric, polyolefin foam, PVC plastic resins and plasticizers. The segment generally has multiple sources for casting paper, knit fabric, PVC plastic resins, and plasticizers and subsequent to the sale of the automotive operations no longer requires polyolefin foam.

                  Specialty Adhesives Segment

                  The  Company's   Specialty  Adhesives  Segment  accounted  for
         approximately $24.1 million (approximately 11 percent (11%)) of the Company's total net sales for Fiscal 1998.

                  General

                  The Specialty Adhesives Segment (formerly,  the Specialty Foam and Adhesives Segment) comprises three general product lines: roofing adhesives and sealants, industrial adhesives and sealants and mirror mastics and sealants. The segment is one of the leading manufacturers of adhesives for fully-bonded, EPDM commercial roofs. Supporting Firestone Building Products Company, a division of Bridgestone/Firestone, Inc. ("Firestone"), an industry leader in the supply of Rubber Gard(R) EPDM single ply membrane, the segment supplies a full line of bonding, splice, primer and sealer products. Approximately 67 percent (67%) of the segment's Fiscal 1998 sales were roofing product shipments to Firestone. The fully-bonded adhesive products sold to Firestone pass through a rigorous development and production qualification process, resulting in an applied roof capable of withstanding exposure to environmental extremes. The segment also produces and sells more than 200 industrial and commercial mirror adhesives and sealants under the brand names of Silaprene(R), Hydra-Fast-En(R), UltraBond(R) and ExtraBuild(R). These products are marketed to the transportation (non-automotive), furniture, foam fabrication and commercial mirror installation industries.

                  The segment has doubled the size of its industrial sales force, introduced new Silaprene(R) products and packaging that feature the well-recognized brand name, and expanded its water-based adhesive line to position itself for changing government legislation regarding health and safety requirements. The segment also secured a four-year supply agreement with Henkel Adhesives, an operating group within a large international conglomerate.

                  In addition, the Company acquired, on March 31, 1997, the C. Gunther Company ("Gunther"), a major marketer of mirror mastics to the residential and commercial construction industry located in Cary, Illinois. All Gunther operations were subsequently moved to the Company's South Bend facility.

                  The segment sells splice and bonding adhesives for the EPDM rubber roofing market exclusively to Firestone pursuant to a five-year contract which was entered into in Fiscal 1995 and extended on June 9, 1998, by an additional 34 months to expire on December 31, 2002 (the "Firestone Agreement"). Under the terms of the Firestone Agreement, Firestone is obligated to purchase from the segment a minimum of 80 percent (80%) of its annual volume requirements of splice and bonding adhesives for the EPDM rubber roofing market. In Fiscal 1998, 1997 and 1996, Firestone purchased 67 percent (67%), 79 percent (79%) and 83 percent (83%), respectively, of the Company's total net sales of adhesives and sealants for such periods. Sales to Firestone during the fiscal year ended September 27, 1998 represented 7 percent (7%) of the Company's net sales for such fiscal year. The loss of Firestone as a customer would have an adverse effect on the Company's Specialty Adhesives Segment. Firestone will acquire the Company's patent for splice adhesive on February 22, 2000.

                  Competition

                  Pursuant to the exclusivity terms of the Firestone Agreement, the Company does not compete with respect to its roofing adhesives and sealants. As to its industrial adhesives and sealants, the Company competes principally on the basis of price and the performance characteristics of its products.

                  The segment's principal competitors in the adhesives and sealants market for EPDM rubber roofing applications are Adco Technologies, Inc., Ashland Chemical Company and TACC International Corp. In addition, Carlisle Syntec Systems supplies these adhesives primarily for its own single-ply roofing system and consequently competes indirectly with the segment. In the industrial adhesives and sealants markets, the segment's primary competitors include Imperial Adhesives, Inc., Manus Corporation, Minnesota Mining and Manufacturing Company, Palmer Products Corp. and Sika Corporation.

                  Marketing

                  The segment's industrial adhesives and sealants are marketed under the brand name Silaprene(R). Its water-based adhesives are also marketed under the brand name Hydra Fast-En(R). The segment's Silaprene(R) products have established name recognition in and are important in the recreational vehicle and truck trailer manufacturing markets. Hydra Fast-En(R) adhesives are beginning to establish market share in the foam and plastic fabrication markets. Recognized trademarks in the mirror and glass industry, purchased as part of the
         C. Gunther acquisition, are Ultra/Bond(R), Extra/Build(R), Prime-N-Seal(TM), Premier(TM), Mirror & More Cleaner(TM) and Seal-Kwik(TM).

                  The segment's roofing adhesives and sealants are marketed under Firestone's brand names. The Company indirectly holds an important position in the splice adhesives and bonding adhesives market through Firestone, which continues to control significant market share of the EPDM rubber roofing market.

                  The segment markets its industrial adhesives and sealants primarily to manufacturers through a network of 200 authorized distributors, 19 independent representatives and five sales representatives who are employees of the segment, located throughout the United States and Canada. Pursuant to its obligation under the Firestone Agreement, the segment does not market its splice and bonding adhesives for the EPDM rubber roofing market.

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

                  The efficiencies the Company realized as a result of the move, from an old multi-story factory to their current facility are many and far-reaching. Areas of improvement include lower utility costs, lower property taxes, elimination of elevator maintenance, reduced material handling time and lower building maintenance.

                  Raw Materials

                  The division's adhesives and sealants use a variety of raw materials such as rubber, resins and solvents, which are generally available from multiple sources. The division's principal suppliers of such raw materials and containers include Cleveland Steel Container Corp., Citgo Petroleum Corporation, DuPont Dow Elastomers, Schenectady International, Shell Chemical and Sun Chemical Company, Inc. The Company has long-term supply agreements with Elf Atochem, Sun Chemical Company, Inc., Cleveland Steel Container Corporation and Federal Packaging. The Company believes that adequate supplies of raw materials for its adhesives and sealants will be available to the division from alternate suppliers. However, if the division is required to use alternate suppliers, production could be affected while the raw materials produced by such alternate suppliers are qualified by the division to meet the product specifications of its customers.

                  Over the last eighteen months the Company has had success in driving down the cost of raw materials by consolidating purchases. The Company has also benefited from soft pricing in the petrochemical industry.

         Employees

                  The Company has approximately 1,160 employees, including approximately 800 hourly wage employees and 360 salaried employees. The Company believes that at the present time its workforce is adequate to conduct its business and that its relations with employees are generally satisfactory.

                  The Company is a party to a number of collective bargaining agreements. Approximately 130 hourly wage employees of the Company's acrylic sheet manufacturing facility located in Stamford, Connecticut are covered by an agreement expiring on March 31, 2000 with Teamsters Local 191, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "Teamsters"). Approximately 35 employees at the Company's Hackensack, New Jersey acrylic sheet manufacturing and warehouse facility are covered by an agreement expiring on February 3, 2002 with UNITE, New York/New Jersey Regional Joint Board ALF-CIO, CLC. At the Company's coated fabrics manufacturing facility located in Stoughton, Wisconsin, another approximately 130 hourly employees of the Company are covered by an agreement expiring on September 17, 2001 with Local 1207 of the United Paperworkers International Union. Separate agreements expiring on April 20, 1999 with the United Steel Workers of America, United Rubber Workers Division (the "USWA") cover approximately 40 hourly wage employees at the Company's adhesives and sealants manufacturing facility located in South Bend, Indiana, and approximately 85 employees at the coated fabrics and laminated composites manufacturing facility located in Port Clinton, Ohio. In connection with the Fiscal 1998 sale of the automotive operations at Port Clinton, Ohio (see "Item 1. Corporate Developments - Sale of the Automotive Operation of the Coated Fabrics Segment") the Company terminated the 85 hourly wage employees at the Port Clinton, Ohio facility in Fiscal 1999.

                  On July 20, 1995 the National Labor Relations Board certified the United Paperworkers International Union as the exclusive collective bargaining representative for the approximately 150 hourly wage employees at the Company's thermoplastic products plant in Warsaw, Indiana. The Company challenged the election which led to such certification and, accordingly, did not recognize the union. On October 24, 1996, the United States Court of Appeals for the Seventh Circuit denied the Company's appeal. The Company has since recognized the union and is in the process of negotiating a collective bargaining agreement with it.

                  Richard D. Kimbel, the former President of USWA Local 65 (Mishawaka), is a director of the Company.

         Trademarks and Patents

                  The Company owns and controls patents, trade secrets, trademarks, trade names, copyrights and confidential information, which in the aggregate are material to its business. The Company is not materially dependent, however, upon any single patent or trademark. The Company has several trademarks that have wide recognition and are valuable to its business. Among the trademarks that are of material importance to the Company are NAUGAHYDE(R), NAUGAFORM(R), DURAN(R), ROYALITE(R), PILOTS' CHOICE(TM), POLYCAST(R), SILAPRENE(R), HYDRA FAST-EN(R), GUNTHER ULTRA/BOND(R) and GUNTHER EXTRA/BUILD(R). The Company's trademarks are registered in the United States and in a number of foreign jurisdictions with terms of registration expiring generally between 1999 and 2004. No trademark registration of material importance to the Company expired during Fiscal 1998. The Company intends to renew in a timely manner all those trademarks that are required for the conduct of its business. The Company also holds more than 20 patents and pending patents worldwide.

                  The Company uses the trade name and trademark "Uniroyal" pursuant to a license from Uniroyal Goodrich Licensing Services, Inc.

         Research and Development

                  The Company is actively engaged in research and development programs designed to develop new products, manufacturing processes, systems and technologies and to enhance its existing products and processes. Research and development is conducted within each business segment of the Company. Investment in research and development has been an important factor in establishing and maintaining the Company's competitive position in many of the specialized niche markets in which its products are marketed. For example, the Company's research and development efforts have led to the development of water-based adhesives (see "-Business Segments - Specialty Adhesives"), bullet resistant acrylic sheet and acrylic sheet for use in commercial aquariums (see "- Business Segments - High Performance Plastics - Polycast Acrylic Products"). The Company spent approximately $2.7 million for research and development during Fiscal 1998 compared to approximately $3.7 million during Fiscal 1997. The decline in research and development expenditures is primarily attributable to the exit from the automotive operations of the Coated Fabrics Segment.

                  The Company currently employs a staff of approximately 34 individuals in connection with its research and development efforts. The individuals include chemists, process development engineers and laboratory technicians and are responsible for new product development and improvement of production processes. The allocation of research and development staff among the Company's business segments is as follows:
         14 at High Performance Plastics, 13 at Coated Fabrics and seven at Specialty Adhesives.

         Backlog

                  At September 27, 1998, the Company had backlog orders aggregating approximately $25.1 million, as compared to approximately $26.0 million as of September 28, 1997. Management presently anticipates that all backlog orders will be filled within the next 12 months. Backlog orders for each of the Company's business segments were as follows as of the indicated dates:

                                       September 27, 1998     September 28, 1997
                                       ------------------     ------------------
                                                     (in thousands)
         High Performance Plastics       $   14,994             $   16,321
         Coated Fabrics                       5,368                  5,923
         Specialty Adhesives                  4,747                  3,805
                                         ----------             ----------
         Total                           $   25,109             $   26,049
                                         ==========             ==========

         Working Capital Items

                  Many of the markets in which the Company competes, including the aerospace acrylic sheet market, are characterized by long lead times for new products requiring significant working capital investment by the Company and extensive testing, qualification and approval by the Company's customers and end users of its products. The Company faces a significant risk that customers and end users in such markets may not select the Company's new products after it has incurred significant costs for, among other things, research and development, manufacturing equipment, training and facility-related overhead expenses to develop such products.

                  Moreover, even if the Company's products are eventually approved and purchased by customers and end users in such markets, the working capital investment made by the Company could fail to generate revenues for several years while the Company develops such products and its customers and end users conduct their testing, qualification and approval procedures for such products. Although the Company believes that cash from its operations and its ability to borrow under its revolving credit agreement (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources") will provide it sufficient liquidity to finance its efforts to develop new products, there can be no assurance that the Company's operations together with amounts available under its revolving credit agreements will be sufficient to finance such development efforts and to meet the Company's other obligations.

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

                  In Fiscal 1998, 1997 and 1996, the amount of capital expenditures related to environmental matters was immaterial and the amount of such expenditures is expected to be immaterial in Fiscal 1999. In the future, as the requirements of applicable law impose more stringent controls at Company facilities, expenditures related to environmental and worker health and safety are expected to increase. While the Company does not currently anticipate having to make any material capital expenditures in order to comply with these laws and regulations, if the Company is required to do so, such expenditures could have a material impact on its earnings or competitive position in the future.

                  In connection with its acquisition of a manufacturing facility in South Bend, Indiana on July 17, 1996, the Company assumed the costs of remediation of soil and groundwater contamination resulting from the leaking of solvents used in the operation of the plant by its former owner. The Company is conducting the remediation voluntarily pursuant to an agreement with the Indiana Department of Environmental Management. The Company estimates that such remediation will cost approximately $1.0 million over a five-to-seven-year period. In connection with its acquisition of the facility, the Company placed in escrow, in accordance with the terms of the purchase agreement, $1.0 million of the $1.8 million purchase price to be applied to such remediation costs. Through Fiscal 1998, the Company has incurred costs of approximately $566,000 in connection with such remediation.

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

                  The Company received a letter dated October 30, 1997, from the EPA, Region 5, informing the Company that it might be financially responsible for a pollution incident at the plant formerly occupied by the Company at 312 North Hill Street, Mishawaka, Indiana. The EPA later notified the Company that it expected the Company to pay for part or all of the approximately $1.7 million of costs associated with the cleanup of a portion of such plant. The Company and the EPA have negotiated a settlement in principle, whereby the EPA will be given an allowed unsecured claim of $1.7 million under the Plan of Reorganization of the Predecessor Companies and the Company will make a payment of $525,000 to the EPA.

                  In October 1996, the EPA sent the Company a General Notice and Special Notice of Liability concerning the Refuse Hideaway Landfill Superfund Site at Middleton, Wisconsin. While a unit of Uniroyal, Inc. is believed to have sent non-hazardous waste to the site between 1978 and 1984, the Company is not aware that the Uniroyal, Inc. unit sent any hazardous materials to the site. The Company has entered into an Administrative Order on Consent with the EPA and a Potentially
         Responsible Parties Agreement with certain other potentially responsible parties. The Company does not presently anticipate any material liability in connection with the site, and in any event, if the Company is found to have liability in connection with the site, such liability will be subject to the terms of the EPA Settlement Agreement. See "- History of Company - Predecessor Companies."

                  The Company's acquisition of the assets of Townsend Plastics in September 1997 included the building in which the business operates in Pleasant Hill, Iowa. The seller retained the underlying real property, which is leased to the Company for a term of ten years. The Company also has an option to acquire such real property until September 30, 2007. The real property is subject to a RCRA Facility Investigation/Corrective Measures Study with Interim Measures ordered by the EPA pursuant to RCRA. Two former lessees of the property are performing corrective measures on the real property to remediate soil and ground water contamination. The Company does not anticipate that such corrective measures will interfere with the Company's use of the property. The Company does not anticipate any liability to the Company in connection with such contamination or corrective measures as long as the Company remains a lessee of the property.

                  Based upon information available as of September 27, 1998, the Company believes that the costs of environmental remediation for which it may be liable have either been adequately reserved for or are otherwise unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

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

                  The Company's acrylic sheet business originated in the 1960's in a company known as Polycast Technology Corporation ("Polycast Technology"), which subsequently changed its name to The Jesup Group, Inc. ("Jesup"). In 1984, Polycast Technology acquired the business of Shenandoah Plastics ("Shenandoah"), a company engaged since 1967 in the manufacture of thermoplastic sheet, and Glasflex Corporation ("Glasflex"), a manufacturer since 1954 of acrylic sheet, rods and tubes. These businesses eventually became part of what is known today as the Company's High Performance Plastics Segment.

                  A substantial  portion of the thermoplastic  sheet business of the High Performance Plastics Segment (other than that acquired from Shenandoah ), as well as the businesses of the Coated Fabrics Segment and the Specialty Adhesives Segment (formerly the Specialty Foams and Adhesives Segment), originated in the chemical and plastics operations of the U.S. Rubber Company (later known as Uniroyal, Inc. ("Uniroyal")). These operations were conducted by segments of Uniroyal until 1985, when Uniroyal Plastics Company, Inc. ("UPC") was formed by Uniroyal as a wholly-owned subsidiary to hold these operations. In October 1986, Jesup, indirectly, through its wholly-owned subsidiary, Uniroyal Plastics Acquisition Corp. ("UPAC"), acquired UPC from Uniroyal. Following its acquisition of UPC, Jesup combined the thermoplastic sheet operations acquired from UPC with its existing thermoplastic sheet and acrylic sheet, rod and tube businesses in a subsidiary known as Polycast Technology Corporation ("Old Polycast"). Jesup also transferred what is now the Coated Fabrics Segment of the Company's business into Uniroyal Engineered Products, Inc. ("Old UEP") and the adhesives and sealants business of what is now its Specialty Adhesives Segment into Uniroyal Adhesives and Sealants Company, Inc. ("Old UAS"). The assets of the specialty foam business were transferred from UPC to Ensolite, Inc. ("Old Ensolite"). Old Polycast, Old UEP, Old Ensolite and Old UAS are referred to herein as the "Predecessor Companies." UPC is currently in bankruptcy liquidation and was an affiliate of the Predecessor Companies. UPAC's plan of reorganization was substantially implemented in November 1993.

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

                  In connection with matters relating to UPAC's acquisition of UPC, on May 6, 1993 the Company entered into a settlement agreement (the "Company Settlement") with Uniroyal, Inc., CDU Holding Liquidating Trust and Uniroyal Holding, Inc. (collectively, the "Uniroyal Parties") pursuant to which the Company and the Uniroyal Parties resolved certain existing and potential disputes arising from the acquisition of UPC by UPAC from Uniroyal, Inc. Uniroyal, Inc. was dissolved in December 1986. CDU Holding Liquidating Trust and Uniroyal Holding, Inc. were affiliates of Uniroyal, Inc. In connection with the resolution of the matters covered by the Company Settlement, the Uniroyal Parties paid $2.25 million in cash to the Company. In exchange, the Company agreed to certain matters involving the prosecution and settlement of claims under insurance policies, including certain claims of the Uniroyal Parties that covered environmental liabilities at certain of the Known Sites. See " Environmental Matters." As a result of this agreement and related agreements reached with insurance companies during Fiscal 1994 as to amounts with respect to environmental claims, the Company recorded as income in Fiscal 1994 approximately $1.2 million and in Fiscal 1995 approximately $70,000, net of certain professional fees and other expenses.

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

                  Pursuant to the Company Settlement, the Company and the Uniroyal Parties also agreed to share on a 35 percent (35%) - 65 percent (65%) basis, respectively, the costs of providing medical, prescription drug and life insurance benefits to certain retired former salaried employees of UPC or Uniroyal who are class members in a federal class action lawsuit against certain of the Uniroyal Parties. The Company's cost for providing such medical, prescription drug and life insurance benefits in Fiscal 1998 was approximately $744,000. The Company and the Uniroyal Parties also mutually released each other from all claims and causes of action, if any, related to or arising in connection with the acquisition of UPC from Uniroyal in 1986 and all of the agreements entered into in connection therewith.

                  In a separate settlement agreement entered into on May 6, 1993 (the "UPAC Settlement"), UPAC and Jesup (each of which was an affiliate of the Predecessor Companies) settled their claims against the Uniroyal Parties and certain of their insiders and affiliates. The Uniroyal Parties and such insiders and affiliates are collectively referred to as the "Uniroyal Affiliated Parties". Pursuant to the UPAC Settlement, the Uniroyal Affiliated Parties paid $16.0 million in cash to UPAC. Such cash constituted the major portion of the bankruptcy estate of UPAC.

Item 2. Properties

                  The following table sets forth the location, size, general character and nature of the Company's facilities:

                                       SQUARE FEET         GENERAL  CHARACTER
LOCATION AND ENTITY                    OF FACILITY            OF PROPERTY                        LEASED OR OWNED
Corporate
---------
Sarasota, Florida                        11,000      Corporate offices                             Leased
Stirling, New Jersey                     50,000      Manufacture of acrylic  sheet, rods & tubes   Owned (Leased
                                                                                                      to HPPI)
High Performance  Plastics Segment
----------------------------------
South Bend, Indiana                      12,000      Offices                                       Owned
Stamford, Connecticut                     5,500      Offices                                       Leased
Stamford, Connecticut                    81,000      Manufacture of cell cast acrylics             Owned
Hackensack, New Jersey                   46,000      Manufacture of cell cast acrylics             Owned
Rome, Georgia                            45,000      Manufacture of thermoplastic products         Owned
Redlands, California                     60,000      Manufacture of thermoplastic products         Owned
Stirling, New Jersey                     50,000      Manufacture of acrylic sheet, rods & tubes    Leased (From
                                                                                                     Corporate)
Warsaw, Indiana                         225,000      Manufacture of thermoplastic products,        Owned
                                                       custom compounding and warehouse
Newport, Delaware                        14,000      Manufacture of acrylics                       Leased
Pleasant Hill, Iowa                      49,000      Manufacture of acrylic rods & tubes           Owned (Ground Lease
                                                                                                     On Real Estate)
Melbourne, Florida                       52,000      Fabrication of acrylic sheet                  Leased

Coated Fabrics Segment
----------------------
Stoughton, Wisconsin                    198,275      Manufacture of coated fabrics products        Owned
Port Clinton, Ohio                      240,000      Manufacture of coated fabrics products        Owned

Specialty Adhesives Segment
---------------------------
South Bend, Indiana                     240,000      Manufacture of adhesives and sealants         Owned

Optoelectronics Segment
-----------------------
Tampa, Florida                           69,000      Manufacture of epitaxial wafers and
                                                        package ready die                          Leased

                  All of the properties owned by the High Performance Plastics Segment are subject to the liens of mortgages securing HPPI's credit agreement with Fleet National Bank. See "Note 9 to Consolidated Financial Statements."

                  In conjunction with plant consolidations at the Polycast division, see "Note 2 to the Consolidated Financial Statements," the Company plans to sell the Stirling, New Jersey facility which is owned by the Company and leased to HPPI.

                  In conjunction with the sale of the automotive operation of the Coated Fabrics Segment, the Company plans to sell the Port Clinton, Ohio facility. See "Item 1. Business - Corporate Developments - Sale of the Automotive Operation of the Coated Fabrics Segment."

Item  3. Legal Proceedings

                  By letter dated January 30, 1998, the Denver Regional Office of the U.S. Federal Trade Commission ("FTC") notified the Company that it was conducting a non-public investigation into the Company's acquisition of the Townsend Plastics Division of Townsend Industries in September 1997. The purpose of the investigation was to determine whether the transaction violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, Section 5 of the Federal Trade Commission Act, 15 U.S.C. Section 45, or any other law enforced by the FTC. The Company has been cooperating with the FTC in its investigation. The Company has been in discussions with the staff of the Denver Regional Office of the FTC seeking to meet the concerns of both the Company and the FTC. Management does not expect the cost of compliance with the FTC requests to have a material adverse effect upon the Company's results of operations, cash flows or financial position. The Company is currently seeking to sell certain assets to another entity that could compete with Townsend/Glasflex in order to increase competition in the markets served by Townsend/Glasflex.

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

Item 4. Submission of Matters to a Vote of Security Holders

                  No matter was submitted during the fourth quarter of Fiscal 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                  Prior to the effective date of the Plan of Reorganization, none of the Company's common stock, par value $.01 per share (the "Common Stock"), was issued, and consequently there was no public market for the Common Stock. The Common Stock was admitted to trading on the NASDAQ National Market System ("NASDAQ") on September 28, 1992 and trades under the symbol "UTCI." At the close of trading on November 30, 1998, the price per share of Common Stock was $10.00. The Plan of Reorganization provides for the issuance of a maximum of 10,000,000 shares of Common Stock in settlement of claims and other matters in connection with the Bankruptcy Proceedings. As of November 30, 1998, approximately 9,666,000 of such shares of Common Stock had been issued pursuant to the Plan of Reorganization (including shares transferred to the Company's treasury as a result of the election by certain claim holders, as provided under the Plan of Reorganization, to receive cash in lieu of Common Stock). The remaining shares are being held pending resolution of certain retiree medical claims.

                  As of November 30, 1998, there were 840 holders of record of shares of Common Stock. In addition, there were approximately 1,700 holders of Common Stock in street name.

                  The following table sets forth the high and low sales price per share of the Company's Common Stock as reported by NASDAQ for the indicated dates:

                                             Fiscal Year Ended                        Fiscal Year Ended
                                            September 27, 1998                        September 28, 1997
                                     --------------------------------        ---------------------------------
                  Quarter                High                 Low                 High                 Low
                  -------              -------              -------             -------              -------
                  First                 $6.625               $3.938              $3.250               $2.688
                  Second                $9.000               $5.313              $3.188               $2.500
                  Third                 $10.250              $7.750              $4.000               $2.125
                  Fourth                $10.875              $9.000              $4.750               $3.125

                  The holders of record of shares of Common Stock are entitled to receive dividends when and as declared by the Board of Directors of the Company, provided that the Company has funds legally available for the payment of such dividends and is not otherwise contractually restricted from making payment thereof. The Company has not paid any cash dividends on the common stock in the last three fiscal years. The Company's ability to pay cash dividends on Common Stock was previously restricted by the indenture in connection with the Company's Senior Secured Notes. See "Note 9 to Consolidated Financial Statements."

Item 6. Selected Financial Data

                  The following historical financial data as of September 27, 1998 and September 28, 1997 and for each of the three years in the period ended September 27, 1998 have been derived from consolidated financial statements of the Company audited by Deloitte & Touche LLP and contained elsewhere in this Form 10-K. The selected historical financial data presented below as of September 29, 1996, October 1, 1995 and October 2, 1994 and for the fiscal years ended October 1, 1995 and October 2, 1994 have been derived from audited financial statements of the Company. All of the financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and other financial information contained in this Form 10-K.

                                                                          SELECTED FINANCIAL DATA
                                 ----------------- ------------------ ----------------- ----------------- -----------------
                                  September 27,      September 28,     September 29,       October 1,         October 2,
                                       1998              1997               1996              1995             1994 (1)
                                 ----------------- ------------------ ----------------- ----------------- -----------------
                                                        (in thousands, except share and per share data)
Operating Data:
Net Sales                          $   220,616       $   208,524        $   209,348        $   214,951      $   197,536
Depreciation and other
  amortization (2)                       8,720             8,304              9,848              9,521            8,356
Income (loss) before interest,
  income taxes and
  extraordinary item                    23,016            10,594            (12,749)             9,549           15,414
Interest expense                        (9,382)           (9,384)            (9,773)           (10,029)         (10,109)
Income tax (expense) benefit            (5,607)             (831)             8,121                189           (2,217)
Income (loss) before
  extraordinary item                     8,027               379            (14,401)              (291)           3,088
Extraordinary (loss) gain               (5,637)                -                  -                363              727
Net income (loss)                  $     2,390       $       379        $   (14,401)       $        72      $     3,815
Income (loss) per common share-
  basic:
  Income (loss) before
    extraordinary item             $      0.61       $      0.03        $     (1.09)       $     (0.02)     $      0.24
  Extraordinary (loss) gain              (0.43)                -                  -               0.03             0.06
                                   -----------       -----------        -----------        -----------      -----------
  Net income (loss) per share      $      0.18       $      0.03        $     (1.09)       $      0.01      $      0.30
                                   ===========       ===========        ===========        ===========      ===========
Average number of shares used
  in computation (3)                13,231,542        13,316,965         13,167,466         13,014,910       12,867,624
                                    ==========        ==========         ==========         ==========       ==========
Income (loss) per common share-
  assuming dilution:
  Income (loss) before
    extraordinary item             $      0.55       $      0.03        $    (1.09)        $     (0.02)     $      0.22
  Extraordinary (loss) gain              (0.39)                -                 -                0.03             0.05
                                   -----------       -----------        ----------         -----------      -----------
  Net income (loss) per share      $      0.16       $      0.03        $    (1.09)        $      0.01      $      0.27
                                   ===========       ===========        ==========         ===========      ===========
Average number of shares used
  in computation (3)                14,631,068        13,423,554         13,167,466         13,014,910       14,317,298
                                    ==========        ==========         ==========         ==========       ==========
Balance Sheet Data:
Cash and cash equivalents          $     5,585       $       244        $     2,023        $       291      $     4,249
Working capital                         36,146            33,358             29,148             31,292           34,454
Total assets                           186,351           181,491            170,786            180,483          179,274
Long-term debt (including
  current portion)                     105,658            89,647             72,775             76,763           79,371
Stockholders' equity                    32,311            40,032             43,499             57,669           57,533

                  (1) All fiscal years presented are 52-week periods except for the fiscal year ended October 2, 1994 which was a 53-week fiscal year.

                  (2) Excludes amortization of reorganization value in excess of amounts allocable to identifiable assets of $377,000, $754,000, $765,000, $769,000 and $1,003,000 for the fiscal years ended September 27, 1998, September 28, 1997, September 29, 1996, October 1, 1995 and
         October 2, 1994, respectively.

                  (3) See "Note 16 to Consolidated Financial Statements."

Item 7. Management's  Discussion  and  Analysis of  Financial
           Condition and Results of Operations

                  The following discussion and analysis by the Company's management should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements and Supplementary Data" appearing elsewhere in this Form 10-K.

         Results Of Operations

                  Comparison of Fiscal 1998 with Fiscal 1997

                  Net Sales. The Company's net sales increased in Fiscal 1998 six percent (6%) to $220.6 million from $208.5 million in Fiscal 1997.

                  Net sales in the High Performance Plastics Segment increased in Fiscal 1998 by approximately eight percent (8%) to $128.6 million from $118.8 million in Fiscal 1997. The increase is due to the net effect of an increase in unit volume at Royalite which was slightly offset by a small decline in overall average unit selling prices combined with the net effect of a slight decline in unit volume at Polycast which was more than offset by an increase in average unit selling prices. The High Performance Plastics segment also benefited from the acquisitions of the Lucite(R) S-A-R business and Townsend Plastics which were acquired during the fourth quarter of Fiscal 1997, and the current year acquisition of ViPlex Corporation, which was acquired on May 22, 1998.

                  The Coated Fabrics Segment's net sales decreased approximately one percent (1%) in Fiscal 1998 to $67.9 million from $68.8 million in Fiscal 1997. The decrease resulted primarily from a decline in automotive sales due to the gradual phase-out of its automotive operations. See "Item 1. Business Corporate Developments - Sale of the Automotive Operation of the Coated Fabrics Segment and Business Segments - Coated Fabrics." The decline was partially offset by an increase in selling prices for the Segment's Naugahyde(R) vinyl coated fabrics.

                  Net sales in the Specialty Adhesives Segment increased in Fiscal 1998 by approximately 15 percent (15%) to $24.1 million from $20.9 million in Fiscal 1997. This increase in sales is primarily attributable to the acquisition of C. Gunther Company on March 31, 1997, increased sales of Hydra Fast-En(R) products, increased sales of Silaprene(R) primarily in the truck body and trailer markets and increased sales as a result of a tolling agreement with a major adhesives company.

                  Income (Loss) Before Interest, Income Taxes and Extraordinary Item. In Fiscal 1998, the Company had income before interest, income taxes and extraordinary item of $23.0 million as compared to income before interest, income taxes and extraordinary item of $10.6 million for Fiscal 1997. All of the Company's major business segments recorded significant increases in Fiscal 1998.

                  Income before interest, income taxes and extraordinary item for the High Performance Plastics Segment increased in Fiscal 1998 by approximately 54 percent (54%) to $16.2 million from $10.5 million in Fiscal 1997. The increase was a result of a more favorable sales mix leading to higher margins for both the Royalite and Polycast divisions, incremental earnings from prior year and current year acquisitions and a change in methodology for the allocation of corporate overhead expenses.

                  The Coated Fabrics Segment's income before interest, income taxes and extraordinary item in Fiscal 1998 was approximately $8.9 million compared to income before interest, income taxes and extraordinary item of $2.1 million in Fiscal 1997. The increase of $6.8 million was principally due to the net result of lower manufacturing costs for the Segment's automotive operations as a result of the gradual phase-out, the reversal of rebate accruals applicable to such business and a change in the methodology for the allocation of corporate overhead expenses. Also, increased production costs were incurred in Fiscal 1997 as a result of a raw materials supplier's decision to exit its business. As a result, the Segment incurred additional costs in Fiscal 1997 to qualify its products using comparable raw materials available from other supply sources.

                  Income before interest, income taxes and extraordinary item for the Specialty Adhesives Segment was $1.9 million in Fiscal 1998 as compared to a loss before interest, income taxes and extraordinary item of $346,000 in Fiscal 1997. The income before interest, income taxes and extraordinary item in Fiscal 1998 was due to significantly increased sales, the incremental earnings from the acquisition of C. Gunther Company, operating efficiencies as a result of the relocation to the new South Bend facility and a change in methodology for the allocation of corporate overhead expenses.

                  Loss before interest, income taxes and extraordinary item for the Optoelectronics Segment was $406,000 before consideration of a minority interest of $199,000 in Fiscal 1998. The loss is attributable to start-up expenses incurred by the Optoelectronics Segment. Planned principal operations have not yet commenced. The Segment was not in existence during Fiscal 1997.

                  Amortization of reorganization value in excess of amounts allocable to identifiable assets in Fiscal 1998 decreased to $377,000 from $754,000 in Fiscal 1997. The decrease resulted from the write-off of the remaining reorganization value in excess of amounts allocable to identifiable assets in the third quarter of Fiscal 1998. The write-off was in conjunction with the reduction of the deferred tax valuation allowance relating to the acquired tax loss carryforward benefits.

                  Approximately $3.4 million of miscellaneous expense in Fiscal 1998 was not allocated to any segment of the Company's business compared to $958,000 in Fiscal 1997. During Fiscal 1998 the Company changed its methodology for the allocation of corporate overhead expenses from an allocation of 100% of certain corporate costs to an allocation of costs based upon 3.0% - 3.5% of segment sales. Prior fiscal year amounts were not restated.

                  Interest Expense. Interest expense in Fiscal 1998 and Fiscal 1997 approximated $9.4 million. Overall, the effect of the increase in debt was offset by a decrease in overall interest rates obtained through the refinancing. See "Item 1. Business Developments - High Performance Plastics, Inc."

                  Income Tax (Expense) Benefit. Income tax expense in Fiscal 1998 was approximately $5.6 million as compared to an expense of $831,000 in Fiscal 1997. The provisions for income tax benefit were calculated by the Company through use of the effective income tax rates based upon its actual income.

                  Extraordinary Loss on the Extinguishment of Debt. The extraordinary loss on the extinguishment of debt during Fiscal 1998 was $5.6 million. This amount represents the loss recognized when the Company early retired the remaining $72.3 million of its 11.75% Senior Secured Notes, including a call premium payment of 4.41% and write-off of applicable debt issuance cost and unamortized debt discount, net of income tax benefit of approximately $2.8 million. See "Note 9 to Consolidated Financial Statements."

                  Comparison of Fiscal 1997 with Fiscal 1996

                  Net Sales. The Company's net sales decreased in Fiscal 1997 less than one percent (1%) to $208.5 million from $209.3 million in Fiscal 1996. During Fiscal 1996 the Company sold its Ensolite specialty foams division. Included in Fiscal 1996 are net sales of Ensolite of approximately $17.2 million. Excluding such sales from the prior period amounts, net sales of the Company's continuing businesses increased by approximately nine percent (9%). This increase is attributable to increased net sales in all three business segments of the Company.

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

                  Net sales in the Specialty Adhesives Segment decreased in Fiscal 1997 by approximately 41 percent (41%) to $20.9 million from $35.5 million in Fiscal 1996. This decrease resulted principally from the Ensolite Sale. In Fiscal 1996, net sales of Ensolite(R) products for the 8 month period preceding consummation of the Ensolite Sale on June 10, 1996, were approximately $17.2 million. Excluding such sales from the prior period amounts, net sales of liquid adhesives and sealants increased approximately 14 percent (14%) from Fiscal 1996 to Fiscal 1997. This increase in sales is primarily attributable to the acquisition of C. Gunther Company on March 31, 1997, increased sales of Hydra Fast-En(R) products, primarily in the truck body and trailer markets, increased bonding sales to Firestone, reflecting stronger commercial roofing business and increased customer market share.

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

                  The Coated Fabrics  Segment's income before  interest,  income taxes and extraordinary item in Fiscal 1997 was approximately $2.1 million compared to a loss of approximately $19.0 million in Fiscal 1996. In Fiscal 1996 the Company established reserves totaling approximately $12.5 million related to its decision to exit the Port Clinton, Ohio automotive operation. Excluding this reserve, the Segment lost approximately $6.5 million from operations in Fiscal 1996. In Fiscal 1996, the Company suffered a loss of sales and incurred additional costs on instrument panels for a transplant automotive company as a result of defective adhesion materials provided by one of the Company's suppliers. The problems caused by such defective materials were resolved. The improvement in earnings is primarily related to the increased volume, lower scrap costs and higher productivity from the increased volume.

                  Loss before interest, income taxes and extraordinary item for the Specialty Adhesives Segment was $346,000 in Fiscal 1997 as compared to income of $70,000 in Fiscal 1996. Excluding the gain on the sale of the Ensolite Division in Fiscal 1996, the Segment lost $2.0 million. The reduction in the loss before interest, income taxes and extraordinary item was due to the incremental earnings from C. Gunther Company and operating efficiencies as a result of the relocation to the new South Bend facility. Energy represented a significant cost of operating the Mishawaka, Indiana facility; due to configuration and applicable fire and safety regulations, the entire facility had to be heated and lighted even though the Company's operations occupied less than 50% of the facility.

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

                  Interest Expense. Interest expense in Fiscal 1997 decreased to approximately $9.4 million from $9.8 million in Fiscal 1996 due to interest income earned by the Company on the $5.0 million, 11.75 percent (11.75%) note issued to the Company by RBX Group, Inc. as part of the purchase price of the Ensolite Sale. See "Note 5 to Consolidated Financial Statements."

                  Income Tax (Expense) Benefit. Income tax expense in Fiscal 1997 was approximately $831,000 as compared to a benefit of $8.1 million in Fiscal 1996. The provisions for income tax benefit were calculated by the Company through use of the effective income tax rates based upon its actual income.

                  Liquidity and Capital Resources

                  For Fiscal 1998, the Company's operations provided approximately $12.8 million of cash as compared to approximately $3.4 million of cash provided during Fiscal 1997. This increase in cash provided by operations for Fiscal 1998 resulted primarily from increased net income, an increase in deferred taxes payable, a decrease in receivables and was partially offset by an increase in inventories and other assets.

                  Net cash used in investing activities of the Company in Fiscal 1998 was approximately $3.8 million as compared to approximately $15.5 million used during Fiscal 1997. The primary use of cash during Fiscal 1998 and Fiscal 1997 was to purchase property, plant and equipment. The Company also used $1.8 million in Fiscal 1998 and $8.0 million in Fiscal 1997 for business acquisitions. The Company plans to spend approximately $20 million on property, plant and equipment for the Optoelectronics Segment and $7 million on the modernization of its Stamford, Connecticut facility during Fiscal 1999. Funds for the Optoelectronics project are expected to be provided through outside financing as well as capital contributions from the joint venture partners. Funds for the Stamford modernization are expected to be provided by operations and the ability to borrow under the Company's revolving credit agreement with Fleet National Bank.

                  Net cash used in financing activities was $3.8 million during Fiscal 1998 as compared to $10.3 million provided by financing activities during Fiscal 1997. Cash used in financing activities in Fiscal 1998 is the net result of cash provided through the refinancing (see "Item 1. Business Corporate Developments - High Performance Plastics, Inc.") offset by the purchases of 1,352,000 shares of treasury stock for $7.3 million (which excludes a note payable for the purchase of treasury stock of $2.5 million) and the purchases of 216,850 outstanding warrants for $1.3 million.

                  The Company at September 27, 1998, had approximately $5.6 million in cash and cash equivalents as compared to approximately $244,000 at September 28, 1997. Working capital at September 27, 1998 was approximately $36.1 million compared to approximately $33.4 million at September 28, 1997. The Company had borrowings of approximately $11.3 million under its $20 million revolving credit agreement with Fleet National Bank and $4,000 under its $10.0 million revolving credit agreement with CIT at September 27, 1998. See "Note 9 to Consolidated Financial Statements."

                  The Company believes that cash from its operations and its ability to borrow under the revolving credit facilities mentioned above provide it sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under its revolving credit facilities will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing.

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

                  The Company has instituted a Year 2000 task force that reports to the Audit Committee of the Board of Directors. The Company has also initiated a comprehensive project, overseen by the task force, to prepare its computer systems, communication systems and manufacturing/testing equipment for the Year 2000. The project primarily includes three phases which are: 1) identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue, 2) remedial action necessary to bring such systems into compliance and 3) further testing, if necessary. The Company has generally completed the identification and assessment phase of its project and is at various stages of remediation and testing the noted systems. The Company plans to complete this project by June 1, 1999. The Company believes that the majority of its major systems are currently Year 2000 compliant and costs to transition the remaining systems to Year 2000 compliance are not anticipated to exceed approximately $500,000. The Company has primarily used internal resources in its Year 2000 project thus far and has incurred costs of less than $300,000.

                  The Company is also contacting critical suppliers of products and services and customers to determine the extent to which the Company might be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will access and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The Company does not have a concentration of dependence on these parties. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

                  Currently the Company does not expect to experience significant disruptions of its operations as a result of the change to the new millenium and therefore has not formulated a contingency plan for such occurrence.

                  Forward Looking Information

                  Statements made herein that are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995 are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those related to business conditions and the financial strength of the various markets served by the Company, the level of spending for such products, the ability of the Company to successfully manufacture and market its products and the ability of the Company's suppliers and customers to adequately resolve their own Year 2000 issues.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                  The Company is exposed to various market risks, including changes in interest rates. The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates on its floating rate long-term debt and revolving credit advances. The Company's risk management policy includes the use of derivative financial instruments (interest rate swaps) to manage its interest rate exposure. The counter parties are major financial institutions. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

                  The Company's interest rate swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. At September 27, 1998, the Company had outstanding swap agreements, maturing at various dates through 2003, with an aggregate notional amount of $80.0 million. Under these agreements the Company receives a floating rate based on USD-LIBOR-BBA and pays a fixed weighted average interest rate of 5.80%. These swaps effectively change the Company's payment of interest on $80.0 million of its $101.3 million variable rate debt at September 27, 1998 to fixed rate debt.

                  The fair value of these interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At September 27, 1998, the Company would have paid approximately $2.7 million to terminate the agreements. A decrease of 100 basis points in the yield curve would increase the amounts paid by approximately $2.5 million. The fair value is based on dealer quotes, considering current interest rates.

                  At September 27, 1998, approximately $21.3 million of the Company's floating rate long-term debt and revolving credit advances was not covered under an interest swap agreement. For floating rate debt, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $213,000 on an annual basis.

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

Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

           (a)  Consolidated  Financial  Statements as of September 27, 1998 and
           September  28,  1997 and for the  Years  Ended  September  27,  1998,
           September 28, 1997 and September 29, 1996:

           Independent Auditors' Report                                            F-2

           Consolidated  Balance  Sheets as of September  27, 1998
             September 28, 1997                                                    F-3

           Consolidated  Statements of Operations for the Years Ended
             September 27, 1998, September 28, 1997 and September 29, 1996         F-5

           Consolidated  Statements of Changes in  Stockholders'  Equity
              for the Years Ended September 27, 1998, September 28, 1997 and
              September 29, 1996                                                   F-6

           Consolidated  Statements of Cash Flows for the Years Ended
             September 27, 1998, September 28, 1997 and September 29, 1996         F-7

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

           10.23  Plan Disbursing Agent Agreement, dated September 27, 1992, among Old Polycast,
                  Old UAS, Old UEP, Old Ensolite and the Company (2)

           10.28  Amended and Restated Uniroyal Technology Corporation 1992 Non-Qualified Stock
                  Option Plan. (13)

           10.29  Agreement dated August 20, 1993 among the Company, UPAC and the Official
                  Committee of Unsecured Creditors of UPAC. (5)

           10.30  Settlement Agreement dated December 6, 1993 among the Company, UPAC, Jesup and the PBGC. (5)

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

           10.45  First Amendment to Financing Agreement dated September 5, 1997 by and between The
                  CIT Group/Business Credit, Inc. and Uniroyal Technology Corporation. (14)

           10.46  Credit Agreement between High Performance Plastics, Inc., as Borrower, Uniroyal
                  Technology Corporation, Uniroyal HPP Holdings, Inc., the banks, financial institutions and other institutional lenders named therein, Fleet National Bank (as Initial Issuing
                  Bank, Swing Line Bank and Administrative Agent) and DLJ Capital Funding, Inc., as
                  Document Agent dated April 14, 1998. (15)

           10.47  Amendment and Consent Agreement dated April 14, 1998 by and between the CIT
                  Group/Business Credit, Inc. and Uniroyal Technology Corporation. (15)

           11.1   Statement Regarding Computation of Per Share Earnings

           21.1   Subsidiaries of the Company

           23.1   Independent Auditors' Consent

           27.1   Financial Data Schedule

(1)      Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form 10,
         dated September 25, 1992.
(2)      Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form 10,
         dated October 1, 1992.
(3)      Incorporated by reference to the Company's Amendment No. 1 to the Company's Registration
         Statement on Form 10, dated September 17, 1992.
(4)      Incorporated by reference to the Company's Form 10-K for the year ended September 27, 1992, dated December 24, 1992.
(5)      Incorporated by reference to the Company's Form 10-K for the year ended September 26, 1993, dated December 17, 1993.
(6)      Incorporated by reference to the Company's Form 8-K, dated June 9, 1993.
(7)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1995 filed on May 12, 1995.
(8)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995 filed on August 14, 1995.
(9)      Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 2, 1995 filed August 14, 1995. Virtually identical agreements were entered into between the Company and each of Robert L. Soran, George J. Zulanas, Jr., Oliver J. Janney and Martin J. Gutfreund.
(10)     Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 filed August 13, 1996.
(11)     Incorporated by reference to the Company's Form 8-K, dated June 10, 1996.
(12)     Incorporated by reference to the Company's Registration Statement on Form 8-A, dated December
         20, 1996.
(13)     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
         September 29, 1996 filed on December 27, 1996.
(14)     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
         September 28, 1997 filed on December 22, 1997.
(15)     Incorporated by reference to the Company's Annual Report on Form 8-K/A dated April 22, 1998.

              (d) Reports on Form 8-K:

                  No  reports  on Form 8-K were  filed  during  the last
                   quarter of Fiscal 1998.

Item 8.  Consolidated Financial Statements and Supplementary Data.

         Index to Consolidated Financial Statements

         Consolidated Financial Statements as of September 27, 1998 and September 28, 1997 and
         for the Years Ended September 27, 1998, September 28, 1997 and September 29, 1996:

         Independent Auditors' Report                                                                F-2

         Consolidated Balance Sheets as of September 27, 1998 and September 28, 1997                 F-3

         Consolidated Statements of Operations for the Years Ended September 27, 1998,
          September 28, 1997 and September 29, 1996                                                  F-5

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
           September 27, 1998, September 28, 1997 and September 29, 1996                             F-6

         Consolidated Statements of Cash Flows for the Years Ended September 27, 1998,
           September 28, 1997 and September 29, 1996                                                 F-7

         Notes to Consolidated Financial Statements                                                  F-9

         Consolidated Financial Statement Schedule:

         Independent Auditors' Report                                                                S-1

         Schedule II - Valuation and Qualifying Accounts                                             S-2

         Schedules Omitted - Certain other schedules have been omitted because they are not required or because the information required therein has been included in Notes to
         Consolidated Financial Statements.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Uniroyal Technology Corporation
Sarasota, Florida


We have audited the accompanying consolidated balance sheets of Uniroyal Technology Corporation and subsidiaries (the "Company") as of September 27, 1998 and September 28, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 1998 and September 28, 1997 and the results of its operations and its cash flows for each of the three years in the period ended September 27, 1998, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP
-------------------------
Deloitte & Touche LLP
Tampa, Florida
December 16, 1998



                                     UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                    (In thousands)


                                                        ASSETS

                                                                                September 27,         September 28,
                                                                                    1998                  1997
                                                                                ------------          ------------
Current assets:
   Cash and cash equivalents (Note 2)                                             $    5,585            $      244
   Trade accounts receivable (less estimated reserve for
     doubtful accounts of $246 and $257, respectively)  (Notes 2 and 9)               26,320                28,784
   Inventories (Notes 2, 3 and 9)                                                     38,139                34,528
   Deferred income taxes (Notes 2 and 10)                                              5,837                 6,944
   Prepaid expenses and other current assets                                           1,008                 1,192
                                                                                  ----------            ----------
     Total current assets                                                             76,889                71,692

Property, plant and equipment - net (Notes 2, 4 and 9)                                65,551                68,314
Property, plant and equipment held for sale - net (Note 2)                             5,924                 9,346
Note receivable (Note 5)                                                               5,000                 5,000
Goodwill - net (Notes 2 and 6)                                                         8,951                 7,350
Reorganization value in excess of amounts allocable to identifiable
   assets - net (Notes 2 and 10)                                                           -                 7,534
Deferred income taxes (Notes 2 and 10)                                                 7,759                 1,402
Other assets (Notes 2, 7 and 9)                                                       16,277                10,853
                                                                                  ----------            ----------
TOTAL ASSETS                                                                      $  186,351            $  181,491
                                                                                  ==========            ==========


                                      UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS (Continued)
                                              (In thousands, except share data)

                                            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                September 27,        September 28,
                                                                                    1998                 1997
                                                                                -------------        -------------
Current liabilities:
   Current portion of long-term debt (Note 9)                                     $     7,713          $     1,277
   Trade accounts payable                                                              15,302               15,551
   Accrued expenses:
     Compensation and benefits                                                          9,743               10,573
     Interest                                                                             149                3,019
     Taxes, other than income                                                           1,258                1,666
     Accrued income taxes                                                                 921                  402
     Other                                                                              5,657                5,846
                                                                                  -----------          -----------
       Total current liabilities                                                       40,743               38,334

Long-term debt (Note 9)                                                                97,945               88,370
Other liabilities (Notes 8 and 15)                                                     15,352               14,755
                                                                                  -----------          -----------
     Total liabilities                                                                154,040              141,459
                                                                                  -----------          -----------
Commitments and contingencies (Note 13)
Stockholders' equity (Note 11):
   Preferred stock:
     Series C - 0 shares issued and outstanding; par value $0.01; 450
     shares authorized                                                                      -                    -
   Common stock:
     14,182,956 and 13,707,360 shares issued or to be issued,
     respectively; par value $0.01; 35,000,000 shares authorized                          142                  138
   Additional paid-in capital                                                          54,613               54,037
   Deficit                                                                            (11,632)             (14,022)
                                                                                  -----------          -----------
                                                                                       43,123               40,153

Less treasury stock at cost - 1,499,868 and 85,843 shares, respectively               (10,812)                (121)
                                                                                  -----------          -----------
   Total stockholders' equity                                                          32,311               40,032
                                                                                  -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   186,351          $   181,491
                                                                                  ===========          ===========

                 See notes to consolidated financial statements.



                                 UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)

                                                                                            Fiscal Years Ended
                                                                           -----------------------------------------------------
                                                                           September 27,       September 28,       September 29,
                                                                                1998                1997                1996
                                                                           -------------       -------------       -------------
Net sales                                                                   $ 220,616           $ 208,524           $ 209,348
Costs, expenses and (other income):
   Costs of goods sold                                                        160,506             161,122             170,088
   Selling and administrative                                                  27,872              27,596              29,550
   Amortization of reorganization value in excess of amounts
     allocable to identifiable assets                                             377                 754                 765
   Depreciation and other amortization                                          8,720               8,304               9,848
   Reorganization professional fees subsequent to effective date                    4                 154                 640
   Gain on sales of divisions (Notes 5 and 14)                                   (512)                  -              (2,102)
   Loss on assets to be disposed of (Notes 2 and 14)                              633                   -               8,900
   Curtailment loss (Note 14)                                                       -                   -               3,600
   Strike settlement and training expense                                           -                   -                 808
                                                                            ---------           ---------           ---------

Income (loss) before interest, income taxes and extraordinary item             23,016              10,594             (12,749)

Interest expense - net                                                         (9,382)             (9,384)             (9,773)
                                                                            ---------           ---------           ---------
Income (loss) before income taxes and extraordinary item                       13,634               1,210             (22,522)

Income tax (expense) benefit (Notes 2 and 10)                                  (5,607)               (831)              8,121
                                                                            ---------           ---------           ---------
Income (loss) before extraordinary item                                         8,027                 379             (14,401)

Extraordinary loss on the extinguishment of debt - net (Note 9)                (5,637)                  -                   -
                                                                            ---------           ---------           ---------
Net income (loss)                                                           $   2,390           $     379           $ (14,401)
                                                                            =========           =========           =========
Net income (loss) per common share - basic (Note 16)
   Income (loss) before extraordinary item                                  $    0.61           $    0.03           $   (1.09)
   Extraordinary loss                                                           (0.43)                  -                   -
                                                                            ---------           ---------           ---------
   Net income (loss)                                                        $    0.18           $    0.03           $   (1.09)
                                                                            =========           =========           =========
Net income (loss) per common share - assuming dilution (Note 16)
   Income (loss) before extraordinary item                                  $    0.55           $    0.03           $   (1.09)
   Extraordinary loss                                                           (0.39)                  -                   -
                                                                            ---------           ---------           ---------
   Net income (loss)                                                        $    0.16           $    0.03           $   (1.09)
                                                                            =========           =========           =========

                 See notes to consolidated financial statements.


                                                            UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                              (In thousands)

                                                      Preferred               Additional
                                                        Stock       Common      Paid-In                  Treasury      Stockholders'
                                                       Series B     Stock       Capital      Deficit       Stock         Equity
                                                      ---------    -------    ---------    ---------     ---------      --------
Balance at October 1, 1995                            $  5,250     $  131     $ 52,331     $      -      $    (43)      $ 57,669
Common stock issued under stock option plans                 -          1           20            -             -             21
Common stock issued to employee benefit plan                 -          1          166            -            43            210
Stock dividends paid (Note 11)                               -          -            -            -             -              -
Net loss                                                     -          -            -      (14,401)            -        (14,401)
                                                      --------     ------     --------     --------      --------       --------
Balance at September 29, 1996                            5,250        133       52,517      (14,401)            -         43,499
Common stock issued for acquisitions                         -          4        1,483            -             -          1,487
Stock dividends paid (Note 11)                               -          1            -            -             -              1
Redemption of Series B preferred stock                  (5,250)         -            -            -             -         (5,250)
Amounts received pursuant to Directors' stock
  option plan                                                -          -           37            -             -             37
Purchase of treasury stock                                   -          -            -            -          (121)          (121)
Net income                                                   -          -            -          379             -            379
                                                      --------     ------     --------     --------      --------       --------
Balance at September 28, 1997                                -        138       54,037      (14,022)         (121)        40,032
Common stock issued under stock option plans                 -          4        1,509            -          (894)           619
Common stock issued to employee benefit plan                 -          -          191            -             -            191
Amounts received pursuant to Directors' stock
  option plan                                                -          -           73            -             -             73
Purchase of treasury stock                                   -          -            -            -        (9,797)        (9,797)
Tax benefit from exercise of stock options                   -          -          117            -             -            117
Purchase of warrants                                         -          -       (1,314)           -             -         (1,314)
Net income                                                   -          -            -        2,390             -          2,390
                                                      --------     ------     --------     --------      --------       --------
Balance at September 27, 1998                         $      -     $  142     $ 54,613     $(11,632)     $(10,812)      $ 32,311
                                                      ========     ======     ========     ========      ========       ========

                 See notes to consolidated financial statements.

                                  UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                                 Fiscal Years Ended
                                                              -------------------------------------------------------
                                                                 September 27,       September 28,      September 29,
                                                                     1998                1997               1996
                                                                 -------------       -------------      ------------
OPERATING ACTIVITIES:
   Net income (loss)                                             $    2,390          $      379         $  (14,401)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and other amortization                            8,720               8,304              9,848
       Deferred tax expense (benefit)                                 1,908                 547             (8,904)
       Provision for (recovery of) doubtful accounts                     87                   -                 (6)
       Amortization of reorganization value in excess of
         amounts allocable to identifiable assets                       377                 754                765
       Amortization of Senior Secured Notes discount                     63                 114                100
       Amortization of debt issuance costs                              513                 431                457
       Gain on sales of divisions                                      (512)                  -             (2,102)
       Loss on assets to be disposed of                                 633                   -              8,900
       Curtailment loss                                                   -                   -              3,600
       Extraordinary loss on the extinguishment of debt               5,637                   -                  -
       Other                                                            118                 351                106
       Changes in assets and liabilities:
         Decrease (increase) in trade accounts receivable             2,834              (2,845)            (1,858)
         Increase in inventories                                     (3,110)               (398)            (2,456)
         (Increase) decrease in prepaid expenses and other
           assets                                                    (6,131)                567               (359)
         (Decrease) increase in trade accounts payable                 (435)             (1,080)               757
         (Decrease) increase in accrued expenses                       (841)             (2,804)             1,130
         Increase (decrease) in other liabilities                       597                (884)               609
                                                                 ----------          ----------         ----------
   Net cash provided by (used in) operating activities               12,848               3,436             (3,814)
                                                                 ----------          ----------         ----------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                        (7,288)            (12,200)            (9,181)
   Proceeds from sale of assets                                       5,306               4,657             19,641
   Business acquisitions, net of cash acquired                       (1,768)             (7,986)                 -
                                                                 ----------          ----------         ----------
   Net cash (used in) provided by investing activities               (3,750)            (15,529)            10,460
                                                                 ----------          ----------         ----------
 FINANCING ACTIVITIES:
   Repurchase of Senior Secured Notes                               (72,253)               (243)                 -
   Redemption costs for Senior Secured Notes                         (3,718)                  -                  -
   Proceeds from refinancing                                         90,000                   -                  -
   Refinancing costs                                                 (3,545)                  -                  -
   Net (decrease) increase in revolving loan balances                (3,827)             15,169             (3,762)
   Repayment of term loans                                           (2,372)               (741)            (1,173)
   Proceeds from term loan                                                -               1,500                  -
   Redemption of Series B preferred stock                                 -              (5,250)                 -
   Stock options exercised                                              619                   -                 21
   Purchases of treasury stock                                       (7,347)               (121)                 -
   Purchases of warrants                                             (1,314)                  -                  -
                                                                 ----------          ----------         ----------
   Net cash (used in) provided by financing activities               (3,757)             10,314             (4,914)
                                                                 ----------          ----------         ----------
Net increase (decrease) in cash and cash equivalents                  5,341              (1,779)             1,732
Cash and cash equivalents at beginning of year                          244               2,023                291
                                                                 ----------          ----------         ----------
Cash and cash equivalents at end of year                         $    5,585          $      244         $    2,023
                                                                 ==========          ==========         ==========



                        UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Continued)

Supplemental Disclosures:

Payments for income taxes and interest expense were as follows (in thousands):

                                                                             Fiscal Years Ended
                                                       ---------------------------------------------------------------
                                                         September 27,          September 28,         September 29,
                                                               1998                   1997                 1996
                                                       -------------------    ------------------    ------------------
Income tax payments                                          $     392              $    82               $   570
Interest payments                                               12,722                9,664                 9,549


Non-cash investing activities were as follows (in thousands):

                                                                             Fiscal Years Ended
                                                       ---------------------------------------------------------------
                                                         September 27,          September 28,         September 29,
                                                               1998                   1997                 1996
                                                       -------------------    ------------------    ------------------
Business acquisitions purchased with
   Company common stock                                      $       -             $  1,488              $      -
Business acquisitions purchased with notes payable               1,000                1,000              $      -


The proceeds from term loan for the fiscal year ended September 27, 1998 does not include a $2,450,000 note payable issued for the purchase of 300,000 shares of treasury stock (Notes 9 and 11).

The purchases of property, plant and equipment and the proceeds from term loan for the fiscal years ended September 28, 1997 and September 29, 1996 do not include $77,000 and $846,000 related to property held under capitalized leases (Note 13). The Company did not enter into any capital lease agreements during the fiscal year ended September 27, 1998.

Net cash used in financing activities for the fiscal years ended September 28, 1997 and September 29, 1996 does not include the dividends declared on the Series B Preferred Stock since they were paid with the issuance of 73,448 and 115,657 shares, respectively, of the Company's common stock (Note 11). No dividends were paid during the fiscal year ended September 27, 1998.

During the fiscal years ended September 27, 1998 and September 29, 1996, the Company made matching contributions to its 401(k) Savings Plan through the re-issuance of 30,260 shares and 52,369 shares of its common stock, respectively, from treasury. An additional 8,279 shares of common stock were issued during the fiscal year ended September 29, 1996 for the remaining portion of the match. No such contribution was made during the year ended September 28, 1997.

                 See notes to consolidated financial statements.

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For the Fiscal Years Ended September 27, 1998, September 28, 1997
                             and September 29, 1996


1.       THE COMPANY

         The accompanying consolidated financial statements relate to Uniroyal Technology Corporation, its operating divisions, Uniroyal Engineered Products ("UEP") and Uniroyal Adhesives and Sealants ("UAS") and its wholly-owned subsidiaries, Uniroyal HPP Holdings, Inc., Uniroyal Optoelectronics, Inc. and ULC Corp. (collectively, the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"), HPPI's wholly-owned subsidiary, ViPlex Corporation ("ViPlex") and HPPI's operating divisions, Royalite Thermoplastics ("Royalite"), Polycast Technology ("Polycast") and
         Townsend/Glasflex. Uniroyal Optoelectronics, Inc. includes its majority-owned joint venture, Uniroyal Optoelectronics, LLC.

         On April 14, 1998, the Company transferred all of the net assets of its High Performance Plastics Segment to a newly created wholly-owned subsidiary, Uniroyal HPP Holdings, Inc., which transferred the net assets to its newly created wholly-owned subsidiary, HPPI.

         The Company is principally engaged in the manufacture and sale of high performance plastics, coated fabrics and specialty adhesives. In addition, the Company has a majority ownership of a joint venture in the development stage that will ultimately manufacture and sell epitaxial wafers, dies and package-ready devices.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

         The consolidated financial statements include the accounts of the Company, its subsidiaries and its majority owned joint venture. All significant intercompany transactions and balances have been eliminated.

         Fiscal Year End

         The Company's fiscal year ends on the Sunday following the last Friday in September. The dates on which the fiscal year ended for the past three fiscal years were September 27, 1998 ("Fiscal 1998"), September 28, 1997 ("Fiscal 1997") and September 29, 1996 ("Fiscal 1996").

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

         Financial Instruments

         Interest rate swap agreements are used to manage interest rate exposures. The interest rate differentials to be paid or received under such swaps are recognized over the life of the agreements as adjustments to interest expense.

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

         Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with SFAS No. 121, during the fiscal year ended September 29, 1996, the Company established a valuation reserve totaling approximately $8,900,000 related to its decision to exit the Port Clinton, Ohio automotive operation of the Coated Fabrics Segment (Note
         14).

         During Fiscal 1998, in conjunction with plant consolidations at the Polycast division, the Company decided to sell its Stirling, New Jersey facility and certain assets used in the manufacture of acrylic rods and tubes. In accordance with SFAS No. 121, the Company established a valuation reserve totaling approximately $633,000, in Fiscal 1998, related to this decision. As of September 27, 1998, approximately $1,394,000 of such assets are included in property, plant and equipment held for sale.

         Property, Plant and Equipment Held for Sale

         Property, plant and equipment held for sale is stated at the lower of cost or fair value less cost to sell.

         Amortization

         Debt issuance costs are amortized using the interest method over the life of the related debt. Debt discount was amortized using the interest method over the life of the related debt until the debt was repaid (Note 9). Patents and trademarks are amortized using the straight-line method over periods ranging from 7 to 20 years. Reorganization value in excess of amounts allocable to identifiable assets was amortized on a straight-line basis over 15 years until the remaining reorganization value was reduced to zero in connection with the reduction of the deferred tax valuation allowance related to acquired tax loss carryforward benefits (Note 10). Reorganization value in excess of amounts allocable to identifiable assets was reported net of accumulated amortization of $3,947,000 at September 28, 1997. Goodwill is amortized on a straight-line basis over 25 years. Goodwill is reported net of accumulated amortization of $372,000 and $48,000 at September 27, 1998 and September 28, 1997, respectively.

         Research and Development Expenses

         Research and development expenditures are expensed as incurred. Research and development expenditures were $2,657,000, $3,674,000 and $4,918,000 for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996, respectively.

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

         The Company has recorded a deferred tax asset of approximately $13,596,000. Realization is dependent on generating sufficient taxable income prior to expiration of loss carryforwards available to the Company. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has not adopted the recognition provisions of SFAS No. 123.

         Net Income (Loss) Per Common Share

         The Company has adopted and retroactively applied the requirements of SFAS No. 128, Earnings Per Share, to all periods presented. This change did not have a material impact on the computation of the earnings per share data (Note 16).

         New Accounting Pronouncements

         In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business during a period from transactions and circumstances related to non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's consolidated financial statements.

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

         In February 1998, FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits. SFAS No. 132 supercedes  the  disclosure  requirements  in SFAS  No.  87,  Employers
         Accounting for Pensions, SFAS No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers Accounting for Post-retirement Plans Other Than Pensions. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's consolidated financial statements.

         In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

         Reclassifications

         Certain prior years' amounts have been reclassified to conform with the current year's presentation.

3.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                             September 27,        September 28,
                                                                                 1998                  1997
                                                                            --------------        -------------

           Raw materials, work in process and supplies                          $ 22,844             $  21,851
           Finished goods                                                         15,295                12,677
                                                                                --------             ---------
           Total                                                                $ 38,139             $  34,528
                                                                                ========             =========

4.       PROPERTY, PLANT AND EQUIPMENT

         Property,   plant  and   equipment   consisted  of  the  following  (in
         thousands):

                                                          Estimated
                                                           Useful            September 27,         September 28,
                                                            Lives                1998                  1997
                                                       ----------------    ------------------    ------------------

          Land and improvements                                    -            $  5,465              $  5,442
          Buildings and improvements                     5-40 years               21,969                21,958
          Machinery, equipment and office
             furnishings                                 3-20 years               70,259                67,122
          Construction in progress                                 -               3,645                 2,941
                                                                                --------              --------
                                                                                 101,338                97,463
          Accumulated depreciation                                               (35,787)              (29,149)
                                                                                --------              --------
          Total                                                                 $ 65,551              $ 68,314
                                                                                ========              ========

5.       SALE OF ENSOLITE DIVISION

         Pursuant to an asset purchase agreement, the Company sold on June 10, 1996 substantially all the assets net of certain liabilities of its Ensolite closed-cell foam division to Rubatex Corporation ("Rubatex") for $25,000,000 consisting of cash in the amount of $20,000,000 and a promissory note of the parent of Rubatex, RBX Group, Inc. ("RBX"), in the amount of $5,000,000 (the "Ensolite Sale"). Interest on the promissory note is payable semi-annually at 11.75% per annum. The promissory note matures on May 1, 2006. Cash proceeds from the sale were used to pay off the Company's borrowings under its revolving credit agreement. The remaining cash proceeds, net of amounts placed in escrow in accordance with the Company's indenture agreement for the Senior Secured Notes (Note 9), were invested in short-term highly liquid investments. The Company recognized a pre-tax gain on the sale of approximately $2,102,000 net of transaction costs, the write-down of certain fixed assets not acquired by Rubatex and after consideration of reserves for severance and incentive packages for Ensolite employees, facility clean-up costs and the recognition of Ensolite's pro rata share of the Company's transition obligation net of a curtailment gain of approximately $664,000 in accordance with SFAS No. 106, Employer's Accounting for Post-retirement Benefits Other Than Pensions. In connection with the Ensolite sale, Rubatex received an option to purchase certain additional equipment housed at the Company's
         Mishawaka, Indiana manufacturing facility for $250,000, which it exercised in November, 1996. The purchase price was adjusted for changes in working capital, as defined in the asset purchase agreement, between October 1, 1995 and June 10, 1996. The change in working capital resulted in additional proceeds and select assets paid to the Company by Rubatex of approximately $700,000. Such amount has been included in the pre-tax gain on sale. The Company and Rubatex also entered into an earn-out agreement whereby the Company could earn between $.15 and $.20 per board foot of Ensolite products produced by Rubatex in excess of the base volume as defined in such agreement during each of the four one-year periods following the closing of the Ensolite Sale. In no event will the total amount earned by the Company under the earn-out agreement during the forty-eight month period following the closing of the sale exceed $3,000,000. The Company earned approximately $353,000, net of expenses, under the earn-out agreement during Fiscal 1997. No amounts were earned under the earn-out agreement during Fiscal 1998.

         In conjunction with the Ensolite Sale, the Company entered into a toll manufacturing agreement with Rubatex. The Company produced Ensolite products for the benefit of Rubatex at its Mishawaka, Indiana manufacturing facility through March 17, 1997. The Company was reimbursed by Rubatex for the variable costs incurred in the production of Ensolite products and was paid a fixed amount for manufacturing period costs based on actual costs incurred by the Company during Fiscal 1995 and adjusted for inflation. In addition the Company provided certain support services to Rubatex and was reimbursed by Rubatex for the costs of such services.

         In January 1998, the Company brought suit to compel RBX to honor its mandatory early redemption obligation under the terms of the $5,000,000 promissory note (the "Note"). In March 1998 Rubatex filed a counterclaim asserting that the Ensolite machinery purchased was in breach of the Company's warranties when Rubatex purchased it in June 1996. The Company believes that the Rubatex counterclaim is wholly without merit. RBX did not make the semi-annual interest payment on the Note of $293,750 on May 1, 1998. The Company stopped accruing interest on the Note as of June 29, 1998. As of September 27, 1998, the Company has accrued interest receivable related to the Note of approximately $387,000.

6.       BUSINESS ACQUISITIONS

         On May 22, 1998, HPPI acquired 100% of the common stock of ViPlex Corporation, an acrylic sheet fabricator for the marine industry, for $2,700,000 consisting of $1,700,000 in cash and unsecured promissory notes aggregating $1,000,000 bearing an interest rate of 6% (Note 9). The purchase price was adjusted for changes in working capital between September 30, 1997 and May 22, 1998. This resulted in an increase in the purchase price of $114,000, which was paid in cash.

         On September 5, 1997, the Company acquired substantially all of the assets of the Townsend Plastics Division of Townsend Industries, Inc., a manufacturer of acrylic rods and tubes, for $4,485,000 in cash and 300,000 shares of common stock of the Company. In connection with this purchase, the Company amended its financing agreement with The CIT Group/Business Credit, Inc. to include a term note of $1,500,000 (Note
         9). This note was subsequently repaid in connection with the Fleet Financing (Note 9). The purchase price was subsequently adjusted for working capital changes as defined in the purchase agreement. This resulted in a decrease in the purchase price of $62,500 which was received in cash. See Note 13 regarding the United States Federal Trade Commission ("FTC") investigation of this acquisition. See Notes 9 and 11 regarding the Company's repurchase of the 300,000 shares of its common stock.

         On August 29, 1997, the Company acquired the Lucite(R) Super Abrasion Resistant ("S-A-R") acrylic coating business of the Lucite(R) Acrylic Division of ICI Acrylics, Inc. for $3,000,000, consisting of $2,000,000 in cash and an unsecured promissory note for $1,000,000 bearing an interest rate of 8% (Note 9). The purchase price was adjusted for inventory changes and the pro-ration of prepaid expenses as defined in the purchase agreement. This resulted in an increase in the purchase price of $122,000, which was paid in cash.

         On March 31, 1997, the Company acquired 100% of the common stock of C. Gunther Company, a manufacturer of mirror mastic adhesives, for $1,650,000 in cash and 100,000 shares of common stock of the Company. The purchase price was adjusted for changes in working capital between January 31, 1997 and March 31, 1997, as defined in the purchase agreement. This resulted in an increase in the purchase price of $86,500, which was paid in cash. C. Gunther Company was subsequently merged into the Company on September 17, 1997. See Note 11 regarding the Company's repurchase of 50,000 shares of its common stock originally issued in connection with this transaction.

         The above business combinations were accounted for by the purchase method in accordance with APB Opinion No. 16. The results of operations of the above named businesses are included in the consolidated financial statements from their respective purchase dates in Fiscal 1998 and Fiscal 1997.

         In Fiscal 1998 and Fiscal 1997, the Company acquired the following assets and liabilities (net of cash received of $46,000 and $58,000, respectively) in the above transactions (in thousands):

                                                          September 27,                  September 28,
                                                               1998                           1997
                                                          -------------                  -------------

          Accounts receivable                                $      457                    $      845
          Inventory                                                 501                           960
          Prepaids and other assets                                  32                             -
          Property, plant and equipment                             188                         2,555
          Goodwill                                                1,841                         7,398
          Note payable                                           (1,000)                       (1,000)
          Other liabilities                                        (251)                       (1,284)
                                                             ----------                    ----------
          Net value of purchased assets                           1,768                         9,474
          Value of common stock issued                                -                        (1,488)
                                                             ----------                    ----------
          Cash paid for acquisitions                         $    1,768                    $    7,986
                                                             ==========                    ==========


         The acquired goodwill will be amortized over its estimated useful life of 25 years.

         The pro forma effect of these acquisitions on the Company's net sales, income before extraordinary item, net income and earnings per share, had the acquisitions occurred on September 29, 1997, and September 30, 1996 and, respectively, is not considered material.

7.        OTHER ASSETS

         Other assets consisted of the following (in thousands):

                                                                            September 27,         September 28,
                                                                                1998                  1997
                                                                            -------------         -------------
          Patents and trademarks                                              $   4,871             $   5,220
          Technology license                                                      4,500                     -
          Debt issuance costs                                                     3,268                 3,675
          Deposits                                                                2,802                   811
          Other                                                                     836                 1,147
                                                                              ---------             ---------
          Total                                                               $  16,277             $  10,853
                                                                              =========             =========


         Patents and trademarks are reported net of accumulated amortization of $2,841,000 and $2,492,000 at September 27, 1998 and September 28, 1997,
         respectively.

         During the fiscal year ended September 27, 1998, the Company paid $4,500,000 to Emcore Corporation ("Emcore") in connection with a technology license dated September 29, 1997, for certain technology relating to the manufacture of epitaxial wafers used in high brightness light emitting diodes ("LEDs") for lamps and display devices (Note 15). The technology license will be amortized over the estimated life of the technology once sales have commenced.

         During the fiscal year ended September 27, 1998, the Company capitalized approximately $3,545,000 of debt issuance costs incurred in connection with the Fleet Financing (Notes 9 and 17). Also, in connection with the Fleet Financing, the Company wrote off approximately $3,439,000 of debt issuance costs associated with its Senior Secured Notes which is included in the loss on the early extinguishment of debt during the fiscal year ended September 27, 1998 (Note 9). During the fiscal year ended September 28, 1997 the Company wrote off $13,000 of debt issuance costs in connection with the $250,000 acquisition of face value of the Company's Senior Secured Notes (Note 9). Debt issuance costs are shown net of accumulated amortization of $513,000 and $1,933,000 at September 27, 1998 and September 28, 1997, respectively.

         Deposits include $1,797,000 paid to Emcore in Fiscal 1998 as a down payment for machinery ordered from Emcore by Uniroyal Optoelectronics, LLC.

8.       OTHER LIABILITIES

         Other liabilities consisted of the following (in thousands):

                                                                            September 27,        September 28,
                                                                                1998                  1997
                                                                            -------------        -------------
          Accrued retirement benefits                                          $ 13,969              $ 13,420
          Taxes, other than income                                                1,092                 1,335
          Minority interest                                                         291                     -
                                                                               --------              --------
          Total                                                                $ 15,352              $ 14,755
                                                                               ========              ========


9.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                           September 27,         September 28,
                                                                                1998                  1997
                                                                          -----------------     -----------------
          Term A Advance                                                      $  30,000             $       -
          Term B Advance                                                         60,000                     -
          11.75% Senior Secured Notes, principal due June 1, 2003,
            interest due semi-annually on December 1 and June 1                       -                72,253
          Revolving credit agreements                                            11,342                15,169
          Secured term loan                                                           -                 1,500
          Unsecured promissory notes                                              4,117                 1,000
          Unamortized debt discount on the Senior Secured Notes                       -                (1,012)
                                                                              ---------             ---------
                                                                                105,459                88,910
          Other obligations                                                         199                   737
                                                                              ---------             ---------
                                                                                105,658                89,647
          Less current portion                                                   (7,713)               (1,277)
                                                                              ---------             ---------
          Long-term debt                                                      $  97,945             $  88,370
                                                                              =========             =========

         Debt amounts become due during subsequent fiscal years ending in September as follows (in thousands):

                             1999                                             $   7,713
                             2000                                                 9,646
                             2001                                                 6,762
                             2002                                                 4,950
                             2003                                                 6,600
                             Subsequent years                                    69,987
                                                                              ---------
                             Total debt                                       $ 105,658
                                                                              =========


         On April 14, 1998, the Company transferred all of the assets of its High Performance Plastics Segment to a newly created wholly-owned subsidiary, HPPI. On that same day HPPI, as borrower, entered into a credit agreement with Uniroyal HPP Holdings, Inc. (the parent of HPPI and a wholly-owned subsidiary of the Company), the Company, the banks, financial institutions and other institutional lenders named therein, Fleet National Bank (as Initial Issuing Bank, Swing Line Bank and Administrative Agent) ("Fleet") and DLJ Capital Funding, Inc. as Documentation Agent (the "Credit Agreement"), providing among other things, for the borrowing by HPPI of an aggregate principal amount of up to $110,000,000 (the "Fleet Financing"). The $110,000,000 line under the Credit Agreement is composed of a $30,000,000 Term A Advance, a $60,000,000 Term B Advance and a $20,000,000 Revolving Credit Advance.

         The Term A Advance is payable in equal quarterly installments of $1,500,000 beginning on December 31, 1998 and ending on September 30, 2003. Interest on the Term A Advance is initially payable monthly at the Prime Rate (as defined in the Credit Agreement) plus 1.25% for Prime Rate advances or not later than the end of each three-month period at the Eurodollar Rate (as defined in the Credit Agreement) plus 2.25% for Eurodollar Rate advances during the first six months of the Credit Agreement. After the first six months, the applicable margin for each Prime Rate advance and each Eurodollar Rate advance will be determined quarterly by reference to HPPI's ratio of Consolidated Debt to EBITDA (as defined in the Credit Agreement). The applicable margins on the Term A Advance range from 0.50% - 1.25% for the Prime Rate advances and 1.50% - 2.25% for Eurodollar Rate advances. The interest rate on the Term A Advance was 7.84% at September 27, 1998.

         The Term B Advance is payable in quarterly installments of $150,000 beginning on December 31, 1998 through September 30, 2003, semiannual installments of $5,000,000 on March 31, 2004 and September 30, 2004 and a final payment of $47,000,000 on March 31, 2005. Interest on the Term B Advance is initially payable monthly at Prime Rate plus 1.50% for Prime Rate advances or not later than the end of each three-month period at the Eurodollar Rate plus 2.50% for Eurodollar Rate advances during the first six months of the Credit Agreement. After the first six months, the applicable margin for each Prime Rate advance and Eurodollar Rate advance will be determined quarterly by reference to HPPI's ratio of Consolidated Debt to EBITDA (as defined in the Credit Agreement). The applicable margins on Term B Advances range from 1.00%
         - 1.50% for Prime Rate advances and 2.00% - 2.50% for Eurodollar Rate advances. The interest rate on the Term B Advance was 8.09% on September 27, 1998.

         Under the Revolving Credit Advance, HPPI may borrow the lesser of $20,000,000 or the sum of 85% of Eligible Receivables plus 50% of the value of Eligible Inventory as defined in the Credit Agreement. Interest is payable under the same terms as the Term A Advance. The Revolving Credit Advance matures on September 30, 2003. At September
         27, 1998, the Company had approximately $11,338,000 of outstanding borrowings under the Revolving Credit Advance and approximately $8,662,000 of availability. The weighted-average interest rate on the Revolving Credit Advance was 8.20% at September 27, 1998.

         The advances under the Credit Agreement are collateralized by a lien on substantially all of the non-cash assets of HPPI. The Credit Agreement contains certain covenants which limit, among other things, HPPI's ability to incur additional debt, sell its assets, pay cash dividends, make certain other payments and redeem its capital stock. The Credit Agreement also contains covenants which require the maintenance of certain ratios. HPPI was in compliance with these covenants at September 27, 1998. The Credit Agreement also contains annual mandatory pre-payments of principal equal to 50% of HPPI's annual Excess Cash Flow (as defined in the Credit Agreement) beginning September 26, 1999.

         Under the terms of the Credit Agreement, HPPI is required to obtain and keep in effect one or more interest rate Bank Hedge Agreements (as defined in the Credit Agreement) covering at least 50% of the Term A and Term B Advances, for an aggregate period of not less than three years. On May 14, 1998, HPPI entered into three interest rate swap agreements with two banks. The first agreement is a fixed rate swap on $30,000,000 notional amount that expires on May 14, 2003. HPPI's fixed LIBOR rate of interest on this swap is 5.985%. HPPI pays or receives interest based upon the differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate is adjusted monthly. The second agreement is a cancelable interest rate swap on $30,000,000 notional amount that expires on May 14, 2003. HPPI's fixed LIBOR rate of interest on this swap is 5.7375%. HPPI pays or receives interest based upon the differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate is adjusted quarterly. The bank has the option to cancel this swap on May 14, 2001. The third agreement is a cancelable interest rate swap on $20,000,000 notional amount that expires on May 14, 2000. HPPI's fixed LIBOR rate of interest on this swap is 5.6725%. HPPI pays or receives interest based upon the rate differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate is adjusted quarterly. The bank has the option to cancel this swap on May 14, 1999. The differential on interest rate swaps is accrued as interest rates change and is recognized as an adjustment to interest expense over the life of the agreements. The fair value of these interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At September 27, 1998, the Company would have paid approximately $2,700,000 to terminate the agreements.

         On April 14, 1998, HPPI paid $94,944,000 to the Company which in turn used such amount to defease the outstanding 11.75% Senior Secured Notes due June 1, 2003 ("Senior Secured Notes") including the call premium and interest accrued through the call date and to pay down its revolving line of credit and secured term loan with the CIT Group/Business Credit, Inc. ("CIT"). The redemption of the Senior Secured Notes was completed on June 1, 1998 at a call premium of 4.41%. In connection with the June 1, 1998 redemption, the Company incurred an extraordinary loss on the extinguishment of debt of approximately $5,637,000 (net of applicable income taxes of approximately $2,787,000).

         On April 14, 1998 the Company entered into an Amendment and Consent Agreement with CIT whereby the Company's existing revolving credit arrangement was amended to permit the Company to borrow the lesser of $10,000,000 or the sum of 85% of Eligible Receivables plus 55% of Eligible Inventories as defined in the agreement. The collateral securing the credit line does not include any assets of HPPI. The original revolving credit agreement with CIT was entered into on June 5, 1996 and allowed the Company to borrow the lesser of $25,000,000 or 85% of Eligible Accounts Receivable (as defined in the agreement) not to exceed 75% of the Company's accounts, as defined in the agreement, determined in accordance with generally accepted accounting principles. Interest on the CIT revolving credit agreement is payable monthly at Prime plus .5% per annum or at the LIBOR rate plus 2.75% per annum if the Company elects to borrow funds under a LIBOR loan as defined in the agreement. The loan matures on June 5, 2001. All of the Company's trade accounts receivables and inventories (excluding those of HPPI and Uniroyal Optoelectronics, Inc.) are pledged as collateral for this loan. The agreement restricts the creation of certain additional indebtedness. The Company was in compliance with the covenants under this agreement at September 27, 1998. At September 27, 1998, the Company had approximately $4,000 of outstanding borrowings under the revolving credit agreement and $9,996,000 of availability. The Company had $15,169,000 of outstanding borrowings under this agreement at September 28, 1997. The weighted-average interest rates on the CIT revolving credit agreement was 9.00% at September 27, 1998 and 8.60% at September 28, 1997.

         In connection with the Fleet Financing, the Company incurred approximately $3,545,000 in debt issuance costs. The costs were capitalized and are being amortized using the interest method over the lives of the agreements (Notes 7 and 17).

         On September 8, 1998, in connection with the repurchase of 300,000 shares of stock for treasury, the Company issued an unsecured promissory note in the principal amount of $2,450,000 (Note 11). The note is payable in equal installments on the six-month, twelve-month and eighteen-month anniversary dates of the note, plus accrued interest at the rate of 5.5% per annum.

         On May 22, 1998, in connection with the purchase of ViPlex Corporation (Note 6), HPPI issued unsecured promissory notes for $527,000 and $473,000. The $527,000 note is payable in equal installments on the eight-month and twelve-month anniversary dates of the note, plus accrued interest at the rate of 6% per annum. The $473,000 note is payable in three equal installments on the first, second and third anniversary dates of the note, plus accrued interest at the rate of 6% per annum.

         On September 5, 1997, in connection with the purchase of Townsend Plastics (Note 6), the Company amended its financing agreement with CIT to include a term note of $1,500,000 ("Term Note"). The Term Note was payable in twelve equal quarterly installments beginning December 31, 1997. Interest on the Term Note was payable monthly at prime plus .25% per annum or at the LIBOR rate plus 2.75% if the Company elected to borrow funds under a LIBOR loan as defined in the agreement. In connection with the April 14, 1998 Fleet Financing, this note was paid in full.

         In connection with the purchase of the Lucite(R) S-A-R business on August 29, 1997 (Note 6), the Company issued an unsecured promissory note in the principal amount of $1,000,000 payable to ICI Acrylics, Inc. The principal amount of the note, plus interest at the rate of 8% per annum, is payable in three installments on the first, second and third anniversary dates of the note.

         On June 7, 1993, the Company consummated a public offering of 80,000 units, consisting of $80,000,000 aggregate principal amount of its Senior Secured Notes and warrants to purchase an aggregate of 800,000 shares of its common stock. The warrants issued with the Senior Secured Notes are detachable and therefore were allocated a portion of the proceeds in the amount of approximately $1,566,000 which was an estimate of their market value at the time they were issued. The proceeds allocated to the notes were approximately $78,434,000 resulting in a note discount of $1,566,000, which was amortized to interest expense using the interest method. The effective rate of interest on the notes based on the allocated proceeds was calculated to be approximately 12.09%. The notes originally were to mature on June 1, 2003. Interest was payable on June 1 and December 1 of each year at 11.75%. The notes were collateralized by a lien on substantially all of the non-cash assets of the Company (other than trade accounts receivable) and net cash proceeds of the sale of collateral. The notes were redeemable at the option of the Company, in whole or in part, on or after June 1, 1998, at 104.41 % of the principal amount, declining to par on and after June 1, 2001. The indenture contained certain covenants which limited, among other things, the Company's ability to incur additional debt, pay cash dividends, make certain other payments, sell its assets and redeem its capital stock. The Senior Secured Notes were repaid in connection with the Fleet Financing. The call premium paid of approximately $3,264,000 and the write-off of the unamortized debt discount of approximately $950,000 are included in the loss on early extinguishment of debt during the fiscal year ended September 27, 1998.

         The Company leases certain machinery and equipment under non-cancelable capital leases which extend for varying periods up to 5 years. Other obligations represent the remaining capitalized lease obligations at September 27, 1998 and September 28, 1997.

10.      INCOME TAXES

         The effective tax rate differs from the statutory federal income tax rate for the following reasons (in thousands):

                                                                               Fiscal Years Ended
                                                              --------------------------------------------------------
                                                              September 27,         September 28,        September 29,
                                                                  1998                  1997                 1996
                                                              -------------         -------------        -------------
          Income tax calculated at the statutory
            rate applied to income (loss) before
            income tax and extraordinary item                $     4,636           $       408           $    (7,657)

          Increase (decrease) resulting from:

            Exclusion of extraordinary loss on the
              extinguishment of debt                              (2,787)                    -                     -

            Amortization of reorganization value
               in excess of amounts allocable to
               identifiable assets                                   101                   155                   145

            State income tax                                         515                   354                  (593)

            Other                                                    355                   (86)                  (16)
                                                              ----------           -----------           -----------
          Income tax expense (benefit)                        $    2,820           $       831           $    (8,121)
                                                              ==========           ===========           ===========

         Income tax expense (benefit) consisted of the following components (in thousands):

                                                                              Fiscal Years Ended
                                                          ----------------------------------------------------------
                                                           September 27,         September 28,         September 29,
                                                               1998                  1997                   1996
                                                          --------------        --------------        --------------
          Current
            Federal                                        $       397           $         -             $       119
            State                                                  515                   284                     532
                                                           -----------           -----------             -----------
               Total                                       $       912           $       284             $       651
                                                           ===========           ===========             ===========
          Net deferred tax expense (benefit)
            Federal                                        $     1,908           $       477             $    (7,647)
            State                                                    -                    70                  (1,125)
                                                           -----------           -----------             -----------
               Total                                       $     1,908           $       547             $    (8,772)
                                                           ===========           ===========             ===========
          Total
            Federal                                        $     2,305           $       477             $    (7,528)
            State                                                  515                   354                    (593)
                                                           -----------           -----------             -----------
               Total                                       $     2,820           $       831             $    (8,121)
                                                           ===========           ===========             ===========

         The components of the deferred tax assets and liabilities consisted of the following (in thousands):

                                                                             September 27, 1998
                                                            ---------------------------------------------------
                                                              Assets            Liabilities             Total
                                                            ----------          -----------          ----------
          Current
          Accrued expenses deductible in future
            period                                          $    5,837          $        -           $    5,837
                                                            ==========          ==========           ==========
          Non-Current
            Acquired tax loss carryforward benefits         $    3,078          $        -           $    3,078
            Net operating loss carryforward                      5,731                   -                5,731
            Book basis in excess of tax basis of
              assets                                                 -              (8,115)              (8,115)
            Long-term accrual of expenses
              deductible in future periods                       7,065                   -                7,065
                                                            ----------          ----------           ----------
               Total                                        $   15,874          $   (8,115)          $    7,759
                                                            ==========          ==========           ==========


                                                                             September 28, 1997
                                                            ---------------------------------------------------
                                                               Assets           Liabilities             Total
                                                            -------------       -----------          ----------
          Current
          Accrued expenses deductible in future
            period                                          $    6,944          $        -           $    6,944
                                                            ==========          ==========           ==========
          Non-Current
            Acquired tax loss carryforward
              benefits                                      $    7,872          $        -           $    7,872
            Net operating loss carryforward                      4,553                   -                4,553
            Book basis in excess of tax basis of
              assets                                                 -              (8,123)              (8,123)
            Long-term accrual of expenses
              deductible in future periods                       4,972                   -                4,972
            Valuation allowance                                 (7,872)                  -               (7,872)
                                                            ----------          ----------           ----------
               Total                                        $    9,525          $   (8,123)          $    1,402
                                                            ==========          ==========           ==========

         The net operating and acquired tax loss carryforward benefits expire in various years ending in 2010. The acquired tax loss carryforward benefits consist of tax net operating loss carryforwards and pension contribution deductions. The acquired net operating loss carryforwards are subject to an annual limitation arising from the September 27, 1992 bankruptcy reorganization of the Company's predecessors. The annual limitation on utilization of the acquired net operating loss carryforward for tax purposes is approximately $1,600,000 per year.

         During the fiscal year ended September 27, 1998, the Company reduced the deferred tax valuation allowance relating to acquired tax loss carryforward benefits. In accordance with SFAS No. 109, Accounting for Income Taxes, the reduction was applied to reduce reorganization value in excess of amounts allocable to identifiable assets which resulted in such asset being reduced to zero during the year ended September 27, 1998.

11.      STOCKHOLDERS' EQUITY

         The Company's certificate of incorporation provides that the authorized capital stock of the Company consists of 35,000,000 shares of common stock and 1,000 shares of preferred stock, each having a par value of $0.01 per share. At September 27, 1998, approximately 13,849,000 shares of common stock were issued. Approximately 334,000 shares of common stock are reserved for issuance pending resolution of disputed claims in the bankruptcy proceedings (Note 13).

         The holder of the Series B Preferred Stock was entitled to vote as a separate class of shareholders for the purpose of electing certain directors to the Board of Directors of the Company. The holder of Series B Preferred Stock had no preemptive or preferential rights to purchase or subscribe to any additional shares of capital stock except for the conversion rights described below.

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

         From September 1, 1992, the holder of shares of Series B Preferred Stock was entitled to receive an annual dividend equal to 8% of the redemption price for outstanding shares of Series B Preferred Stock, as applicable, payable only in shares of common stock which number of shares is based on the average of the last reported bid prices for the 30 calendar days preceding the declaration date. The Company declared such dividends, on a quarterly basis through February 1997. During the fiscal years ended September 28, 1997 and September 29, 1996, the
         Company declared stock dividends of $220,000 and $420,000, respectively, resulting in the issuance of 73,448 and 115,657 shares of common stock, respectively, at an average price per common share of $3.00 and $3.63, respectively. The $220,000 and $420,000 of dividends declared during the fiscal years ended September 28, 1997 and September 29, 1996 were charged to additional paid-in capital.

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

         The holders of record of shares of common stock are entitled to receive dividends when and as declared by the Board of Directors of the Company, provided that the Company has funds legally available for the payment of dividends and is not otherwise contractually restricted from the payment of dividends. The Company declared no such dividends during Fiscal 1998, Fiscal 1997 or Fiscal 1996.

         On November 13, 1997, the Company repurchased 500,000 shares of its common stock for $2,187,500 in connection with the sale by the Pension Benefit Guaranty Corporation ("PBGC") of all of its holdings of the Company's common stock.

         During the year ended September 27, 1998, the Company repurchased an additional 502,000 shares of its common stock in the open market for $4,479,000, repurchased 300,000 shares previously issued in connection with the purchase of Townsend Plastics for $250,000 cash and an unsecured promissory note for $2,450,000 (Note 9) and repurchased 50,000 shares previously issued in connection with the purchase of C. Gunther Company for $431,250. No shares were repurchased during the fiscal year ended September 28, 1997.

         During the fiscal year ended September 27, 1998, the Company received 92,285 shares of its common stock in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at $894,000 (which was calculated based on the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of September 27, 1998.

         Subsequent to the fiscal year ended September 27, 1998 and as of December 11, 1998, the Company repurchased approximately 476,000 shares of its common stock in the open market for approximately $4,632,000.

         Warrants

         The Company has 583,150 warrants outstanding to purchase an aggregate of 583,150 shares of its Common Stock at a price equal to $4.375 per share, subject to adjustments under certain circumstances. All outstanding warrants are exercisable at any time on or prior to June 1, 2003, at which time they will terminate and become void. The Company originally issued 800,000 warrants to purchase an aggregate of 800,000 shares of its Common Stock in connection with the issuance of its Senior Secured Notes. The warrants were detachable from the Senior Secured Notes and, therefore, were allocated a portion of the proceeds in the amount of approximately $1,566,000, which was their market value at the time they were issued. This amount was added to additional paid-in capital. During the fiscal year ended September 27, 1998, the Company repurchased 216,850 of its outstanding warrants for approximately $1,314,000. No warrants were repurchased for the fiscal year ended September 28, 1997. As of September 27,1998, no warrants had been exercised.

         Stock Compensation Plans

         At September 27, 1998, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except earnings per share information):

                                                                              Fiscal Years Ended
                                                        --------------------------------------------------------------
                                                         September 27,          September 28,            September 29,
                                                             1998                   1997                     1996
                                                        --------------         --------------           --------------
          Net income (loss)
            As reported                                 $       2,390          $          379           $    (14,401)
            Pro forma                                   $       2,175          $          308           $    (14,434)
          Earnings per share - basic
            As reported                                 $        0.18          $         0.03           $      (1.09)
            Pro forma                                   $        0.16          $         0.02           $      (1.10)
          Earnings per share - assuming dilution
            As reported                                 $        0.16          $         0.03           $      (1.09)
            Pro forma                                   $        0.15          $         0.02           $      (1.10)


         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996, respectively: expected volatility of 45.46%, 45.89% and 45.89%, dividend yield of 0% for all years, risk-free interest rates of 4.523%, 6.042% and 5.656% and expected lives of 3 to 10 years.

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

         During the fiscal year ended September 26, 1993, the Company adopted the 1992 Non-Qualified Stock Option Plan available for non-officer directors. This plan provides that directors who are not officers of the Company are entitled to forego up to 100% of their annual retainer in exchange for options to purchase the Company's common stock at an option price of 50% of the market price of the underlying common stock at the date of grant. The options are exercisable for a period of 10 years from the date of the grant of each option.

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

         During the fiscal year ended September 29, 1996, the Company adopted the 1995 Non-Qualified Stock Option Plan available for directors. Each director is granted an option to purchase 10,000 shares of the Company's common stock in the case of the initial grant and 5,000 shares for any subsequent grant. The initial grant occurred upon the adoption of this plan or, in the case of new directors, 30 days after becoming an eligible director of the Company. Options granted under this plan have a term of three years and may be exercised nine months after the date of the grant. This plan terminates on February 14, 2006. No director who is not an officer of the Company may receive options to purchase more than an aggregate of 10,000 shares of Common Stock in any calendar year under all of the Company's Stock Option Plans. The Company intends to seek stockholder approval to increase the 10,000 annual limit to 30,000 at the 1999 annual meeting of stockholders.

         The following table summarizes all stock option transactions for the fiscal years ended September 27, 1998 and September 28, 1997:

                                                                         Fiscal Years Ended
                                    ---------------------------------------------------------------------------------------
                                              September 27, 1998                              September 28, 1997
                                    --------------------------------------         ----------------------------------------
                                                          Weighted-Average                                 Weighted-Average
                                        Shares              Exercise Price              Shares               Exercise Price
                                    ---------------     ------------------         ---------------       ------------------
         Outstanding at
           Beginning of Year           1,895,250               $    3.36                 1,707,973              $    3.45
         Grants                          762,658               $    8.09                   296,570              $    2.89
         Exercised                      (475,595)              $    3.19                         -                      -
         Forfeited                        (5,920)              $    3.57                  (109,293)             $    3.48
                                      ----------                                        ----------
         Outstanding at End of Year    2,176,393               $    5.05                 1,895,250              $    3.36
                                      ==========                                        ==========
         Exercisable at End of Year    1,295,815                                         1,603,676
                                      ==========                                        ==========
         Weighted-average fair
           value of options granted   $     3.38                                        $     1.75
           during the year

The following table summarizes  information about stock options at September 27, 1998:

                             Options Outstanding                                                  Options Exercisable
-------------------------------------------------------------------------------------    ---------------------------------------

Range of Exercise     Number Outstanding at     Weighted-Average     Weighted-Average
     Prices                  9/27/98                Remaining         Exercise Price      Number Exercisable    Weighted-Average
                                                Contractual Life                              at 9/27/98          Exercise Price
-----------------     ---------------------     ----------------     ----------------    -------------------    ----------------
$1.470 -$2.063                67,386             6.22 Years              $  1.67                   67,386            $   1.67
$2.625 -$3.156               656,742             5.88 Years              $  2.80                  403,812            $   2.74
$3.250 -$4.000               361,141             3.57 Years              $  3.45                  357,141            $   3.45
$4.125 -$4.688               474,276             4.97 Years              $  4.14                  466,156            $   4.13
$5.063 -$7.000                39,000             2.42 Years              $  6.88                    1,320            $   5.78
$9.250 -$9.625               577,848             9.82 Years              $  9.62                        -                   -
                           ---------                                                            ---------
                           2,176,393             6.29 Years              $  5.05                1,295,815            $   3.39
                           =========                                                            =========

         Employee Stock Ownership Plan

         The Company established the Uniroyal Technology Corporation Employee Stock Ownership Plan (the "ESOP") in 1992. The ESOP is a stock bonus plan intended to encourage eligible employees to save for their retirement and to increase their proprietary interest in the Company by accumulating the Company's common stock. Employees eligible for the initial distribution generally were all employees employed by the Company on or after January 1, 1993, excluding executive officers of the Company.

         The Company made an initial contribution to the ESOP of 425,000 shares of common stock. Future contributions by the Company are discretionary. The initial contribution has been allocated to eligible employees of the Company ratably based upon the respective compensation levels of the eligible employees. Shares allocated to each participant account under the ESOP became vested upon the participant's completion of three years of cumulative service with the Company. The Company did not make any contributions to the ESOP during the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996. The Company did not have any ESOP expense during the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996. The Company intends to merge the ESOP into the three existing employee savings plans effective October 1, 1998. No further contributions are to be made to the Plan, no further benefits will accrue to any participants in the Plan and the accounts of all participants in the Plan as of October 1, 1998 are vested.

12.      EMPLOYEE COMPENSATION

         Post-retirement Health Care and Life Insurance Benefits

         Certain retired employees are currently provided with specified health care and life insurance benefits. Generally, the plan provides for reimbursement of approved medical and prescription drug costs not fully covered by Medicare. The plan also provides for certain deductibles and co-payments. The life insurance benefits provide for amounts based upon the retirees' compensation at the time of their retirement. Eligibility requirements for such benefits vary by division, but generally provide that benefits are available to employees who retire after a certain age with specified years of service or a combined total of age and years of service. The Company has the right to modify or terminate certain of these benefits. The Company's policy is to pay the actual expenses incurred by the retirees; the Company does not intend to fund any amounts in excess of those obligations. The Company is also obligated to provide benefits to certain salaried retirees of Uniroyal Plastics Company, Inc. ("UPC"), which is currently in liquidation proceedings under Chapter 7 of the U.S. Bankruptcy Code and is an affiliate of the Predecessor Companies (Note 13), and Uniroyal, Inc. ("Uniroyal") (not affiliated with the Company) who are class members under a federal district court order. The Company and Uniroyal agreed to share on a
         35%-65% basis, respectively, the costs of providing medical, prescription drug and life insurance benefits to these retirees. The Company is further obligated to make payments to a Voluntary Employee Benefits Association ("VEBA") established to provide benefits to certain retirees of the Predecessor Companies and UPC.

         The Company adopted SFAS No. 106 as of September 27, 1992, which requires that the cost of the foregoing benefits be recognized in the Company's consolidated financial statements over an employee's service period with the Company. The Company determined that the accumulated post-retirement benefit obligation ("Transition Obligation") of these plans upon adoption of SFAS No. 106 was $28,085,000. The Company elected to defer the recognition of the Transition Obligation and amortize it over the greater of the average remaining service period or life expectancy period of the participants, which was expected to be approximately 16 years. In connection with the Ensolite Sale (Note 5) in Fiscal 1996, the Company recognized approximately $4,500,000 of the Transition Obligation relating to this employee group as reduction to the gain on the sale. In connection with the sale of the automotive division of the Coated Fabrics Segment (Note 14), the Company recognized approximately $3,600,000 in Fiscal 1996 of the Transition Obligation and other expenses relating to this employee group.

         The following table summarizes the accumulated post-retirement and benefit obligation included in the Company's balance sheets (in thousands):

                                                                               September 27,         September 28,
                                                                                   1998                  1997
                                                                               ------------          ------------
          Accumulated post-retirement benefit obligation:
            Retirees                                                          $   26,485              $   25,925
            Fully eligible active plan participants                                6,355                   5,939
            Other active plan participants                                         1,322                   2,357
            Unrecognized prior service cost                                          261                     276
            Unamortized transition obligation                                    (11,136)                (12,250)
            Unrecognized net loss                                                 (7,701)                 (7,562)
                                                                              ----------              ----------
            Accrued post-retirement benefit obligation                        $   15,586              $   14,685
                                                                              ==========              ==========

         The net periodic post-retirement benefit cost contains the following components (in thousands):

                                                                             Fiscal Years Ended
                                                       -----------------------------------------------------
                                                       September 27,       September 28,       September 29,
                                                            1998               1997                1996
                                                       -------------       -------------       -------------
          Service cost                                     $     52            $     67            $    205
          Interest cost on projected benefit
            obligation                                        2,212               2,315               2,366
          Amortization of unrecognized transition
            obligation                                        1,114               1,134               1,651
          Other - net                                           276                 191                 362
                                                           --------            --------            --------
          Net periodic post-retirement benefit cost        $  3,654            $  3,707            $  4,584
                                                           ========            ========            ========

         All post-retirement benefits are based on actual costs incurred except for a certain group of retirees which is covered under an agreement providing payments based on the number of beneficiaries. For measurement purposes, an approximate 6.1% annual rate of increase in the cost of covered health care benefits was assumed for years one through two, approximately 5.9% for years three through five and
         approximately  4.9%  thereafter.   The  health  care  cost  trend  rate
         assumption has a significant effect on the amounts reported. For example, increasing the health care trend rate by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of September 27, 1998 by $3,221,000 and the net periodic post-retirement benefit cost by $199,000.

         The weighted average discount rate used in determining the accumulated post-retirement benefit obligation for the fiscal years ended September 27, 1998 and September 28, 1997 was 6.25% and 7.0%, respectively. The weighted average discount rate used in determining the net periodic post-retirement benefit cost for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996 was 7.0%, 7.75% and
         7.0%, respectively.

         Other Benefit Plans

         The Royalite, UEP and UAS divisions provide additional retirement benefits to substantially all of their employees and the Polycast division provides such benefits to certain of its employees through two defined contribution savings plans. The plans provide for employee contributions and employer matching contributions to employee savings. Employer contributions are generally either 2% of salaried and certain non-union hourly participants' gross earnings or rates per hour ranging generally from $.05 to $.66 based on years of service. The expenses pertaining to these plans amounted to approximately $618,000, $649,000 and $699,000 for the fiscal years ended in 1998, 1997 and 1996, respectively.

         In addition, the Company provides a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan covers all eligible salaried and non-union wage employees of the Company. The savings plan allows all eligible employees to defer up to 15% of their income on a pre-tax basis through contributions to the savings plan. For every dollar an employee contributes, the Company may contribute an amount equal to 25% of each participant's before-tax obligation up to 6% of the participant's compensation. Such employer contribution may be made in cash or in Company common stock. The expenses pertaining to this savings plan were approximately $168,000, $141,000 and $228,000 for the fiscal years ended 1998, 1997 and 1996. During Fiscal 1998 and Fiscal 1996 the Company contributed 30,260 and 60,648 shares of its common stock with a market value of approximately $191,000 and $212,000, respectively, to the savings plan. The Company did not make any such contributions during the fiscal year ended 1997.

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

         Notwithstanding the confirmation and effectiveness of the Predecessor Companies' Plan, the Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed pre-petition claims and to resolve other matters that may arise in connection with or relate to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. Approximately 9,666,000 shares have been issued to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The Company retained approximately 138,000 shares of common stock of which approximately 56,000 are included in treasury stock. The remaining approximate 334,000 shares of the original 10,000,000 shares allocated for the disposition of bankruptcy claims are being held pending resolution of certain miscellaneous claims.

         Townsend Acquisition

         By letter dated January 30, 1998, the Denver Regional Office of the FTC notified the Company that it was conducting a non-public investigation into the Company's acquisition of the Townsend Plastics Division of Townsend Industries, Inc. in September 1997. The purpose of the investigation was to determine whether the transaction violated Section 7 of the Clayton Act, 15 USC Section 18, Section 5 of the Federal Trade Commission Act, 15 USC Section 45, or any other law enforced by the FTC. The Company has been cooperating with the FTC in its investigation. The Company has been in discussions with the staff of the Denver Regional Office of the FTC seeking to meet the concerns of both the Company and the FTC. The Company is currently seeking to sell certain assets to another entity that could compete with
         Townsend/Glasflex in order to increase competition in the markets served by Townsend/Glasflex.

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

         The Company  received a letter dated  October 30,  1997,  from the EPA,
         Region 5, informing the Company that it might be financially responsible for a pollution incident at the plant formally occupied by the Company at 312 North Hill Street, Mishawaka, Indiana. The EPA notified the Company that it expected the Company to pay for part or all of the approximately $1,700,000 of costs associated with the clean-up of a portion of such plant. The Company and the EPA negotiated a settlement in principle whereby the EPA will be given an allowed unsecured claim of $1,700,000 under the Plan, and the Company will make a payment of $525,000 to the EPA. An accrued liability for environmental clean-up of $525,000 is included in other accrued expenses as of September 27, 1998.

         In October 1996, the EPA sent the Company a General Notice and Special Notice of Liability concerning the Refuse Hideaway landfill Superfund Site at Middleton, Wisconsin. While a unit of Uniroyal, Inc. is believed to have sent non-hazardous waste to the site between 1978 and 1984, the Company is not aware that the Uniroyal, Inc. unit sent any hazardous materials to the site. The Company has entered into an Administrative Order on Consent with the EPA and a Potentially
         Responsible Parties Agreement with certain other potentially responsible parties. The Company does not presently anticipate any material liability in connection with the site, and in any event, if the Company is found to have liability in connection with the site, such liability will be subject to the terms of the EPA Settlement Agreement.

         Claims arising from real property owned by the Company are not affected by the EPA Settlement Agreement. In connection with the acquisition of a manufacturing facility in South Bend, Indiana, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven year period. The Company had placed $1,000,000 in an escrow account to be used for such clean-up in accordance with the terms of the agreement for the purchase of the facility. As of September 27, 1998, the Company had incurred approximately $566,000 of related remediation costs.

         The Company's acquisition of assets of Townsend Plastics in September 1997 (Note 6) included the building in which the business operates in Pleasant Hill, Iowa. The seller retained the underlying real property, which is leased to the Company for a term of ten years. The Company also has an option to acquire such real property until September 30, 2007. The real property is subject to a RCRA Facility Investigation/Corrective Measures Study with Interim Measures ordered by the EPA pursuant to RCRA. Two former lessees of the property are performing corrective measures on the real property to remediate soil and ground water contamination. The Company does not anticipate that such corrective measures will interfere with the Company's use of the property. The Company does not anticipate any liability to the Company in connection with such contamination or corrective measures as long as the Company remains a lessee of the property.

         Based on information available as of September 27, 1998, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

         Leases

         The Company is a party to non-cancelable lease agreements involving equipment. The leases extend for varying periods up to 5 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Generally these leases have options to purchase at varying dates.

         The Company's property held under capitalized leases, included in property, plant and equipment (Note 4) consists of the following (in thousands):

                                                                        September 27,          September 28,
                                                                            1998                   1997
                                                                        -------------          -------------
          Machinery, equipment and office furnishings                     $    1,153             $    2,397
          Less accumulated  amortization                                        (351)                  (568)
                                                                          ----------             ----------
                                                                          $      802             $    1,829
                                                                          ==========             ==========

         The approximate minimum future lease obligations on long-term non-cancelable capital lease obligations included in long-term debt (Note 9) during subsequent fiscal years ending in September are as follows (in thousands):

                            Fiscal Year
                              1999                                        $      125
                              2000                                                92
                                                                          ----------
                                                                                 217
                            Less imputed interest                                (18)
                                                                          ----------
                              Total                                       $      199
                                                                          ==========

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

         The Company leases equipment, vehicles and warehouse and office space under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. The approximate future minimum rentals under non-cancelable operating leases during subsequent fiscal years ending in September are as follows (in thousands):

                            Fiscal Year
                                1999                                      $    1,429
                                2000                                           1,382
                                2001                                             675
                                2002                                             599
                                2003                                             493
                                Subsequent years                               1,965
                                                                          ----------
                                Total                                     $    6,543
                                                                          ==========


         Rent expense was  approximately  $1,463,000,  $1,264,000 and $1,592,000 for the years ended September 27, 1998, September 28, 1997 and September 29, 1996, respectively.

         Officers' Compensation

         On August 1, 1995 the Company implemented a Deferred Compensation Plan providing certain key employees the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer a portion of their base compensation and bonuses earned each year. Amounts deferred will earn interest at 12% per annum. The program is not qualified under Section 401 of the Internal Revenue Code. At September 27, 1998 and September 28, 1997 participant deferrals which are included in accrued liabilities were $519,000 and $334,000, respectively. The expense during the fiscal year ended September 27, 1998, September 28, 1997 and September 29, 1996 was $184,000, $161,000
         and $156,000, respectively.

         Also during the fiscal year ended October 1, 1995, split dollar life insurance contracts were purchased on the lives of the five executive officers. Annual insurance premiums of $186,000 are paid by the Company with respect to these policies. As of September 27, 1998 and September 28, 1997, $717,000 and $531,000, respectively, has been capitalized to reflect the cash surrender value of these contracts net of loan balances.

         As of September 27, 1998, the Company had employment contracts with four officers of the Company, providing for total annual payments of approximately $1,471,000 plus bonuses through September 1, 1999.

14.      SALE OF THE AUTOMOTIVE DIVISION OF THE COATED FABRICS SEGMENT

         During the fourth quarter of Fiscal 1996, management of the Company concluded that, based not only on its decision to sell, but also on discussions with interested buyers, a sale of the automotive operation of the Coated Fabrics Segment was probable. Further, on December 11, 1996, the Board of Directors approved the closure of the Port Clinton, Ohio operation ("Port Clinton") of the Coated Fabrics Segment during the fiscal year ending September 28, 1997 in the event a sale did not occur. Port Clinton incurred operating losses of approximately $7,640,000 and $5,540,000 during the fiscal years ended September 29, 1996 and October 1, 1995.

         In accordance with SFAS No. 121, the Company recorded a write-down of long-lived assets of the facility totaling approximately $8,900,000 during the fiscal year ended September 29, 1996. The carrying value of the long-lived assets to be disposed of was $4,530,000 as of September 27, 1998, and $9,346,000 as of September 28, 1997.

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

         On May 15,  1997 the  Company  agreed  to sell  certain  assets  of the automotive division of the Coated Fabrics Segment located at the Company's Stoughton, Wisconsin, facility ("Stoughton") to Textileather Corporation, a subsidiary of Canadian General-Tower, Limited ("CGT") for $6,657,500. The Company received $4,657,500 in cash and a holdback of $2,000,000 which was to be paid pursuant to the terms of a supply agreement and to bear interest at the rate of 9% per annum. Under the terms of the supply agreement, the Company agreed to continue to manufacture and supply Stoughton automotive products to its customers until Textileather Corporation could transfer production of the Stoughton automotive products to its own facility. The $2,000,000 plus accrued interest was payable in stages and contingent upon the successful transfer of certain automotive programs to Textileather Corporation. The first installment was due September 30, 1997. The Company requested payment and was denied payment by CGT. On October 10, 1997, the Company filed suit against CGT and Textileather Corporation in the Dane County, Wisconsin Circuit Court. The Company sought damages for non-payment of the holdback and declaratory and injunctive relief. On October 30, 1997, the defendants filed their answer, basically denying the claims. Textileather Corporation later commenced an arbitration in Madison, Wisconsin in connection with claims by Textileather Corporation under the asset purchase agreement. The two cases were settled on July 17, 1998. As part of the settlement the Company retained in perpetuity certain automotive programs it had previously sold, and two programs were retained until February 28, 1999. In addition, Textileather made a cash payment to the Company of approximately $379,000 which was recorded by the Company as a gain, and also transferred ownership back to the Company of an asset located at the Company's Port Clinton, Ohio facility. The Company may earn an additional $175,000 plus accrued interest under the terms of the supply agreement.

         On October 17, 1997 the Company further agreed to sell certain assets at Port Clinton to CGT for $5,325,000 plus the value of purchased inventories and plus or minus adjustments contingent upon the transfer of certain automotive programs to CGT as defined in the agreement. On July 10, 1998, the Company received $4,930,000 from CGT under this agreement relative to assets related to the Company's door panel program. Under the terms of a supply agreement, the Company agreed to continue to manufacture and supply customers of the door panel programs until CGT could transfer the production of the door panels to its own facility. The Company stopped producing door panels at its Port Clinton, Ohio facility in November, 1998. The Company may receive an additional amount of up to $800,000 if CGT secures purchase orders for the twelve months following the door panel closing from certain customers as identified in the agreement. The Company should also receive an additional $1,055,000 on or before June 1999 upon obtaining certain customer approvals and resulting transfer to CGT of purchased assets that relate to the Company's instrument panel programs. During the fiscal year ended September 27, 1998, the Company recognized a gain of $133,000 in connection with this transaction.

         Management believes that the write-down to long-lived assets, the curtailment loss and other reserves recorded relating to the agreements for sale remain appropriate at September 27, 1998, the net effect of which resulted in no additional significant gain or loss during the fiscal year ended September 27, 1998. Other than the potential contingent payments that the Company may receive, Management believes that the Company will not have any further significant gain or loss upon the ultimate completion of the sales.

15.      JOINT VENTURE

         As of September 29, 1997, the Company entered into a technology agreement with Emcore to acquire certain technology for the manufacture of epitaxial wafers used in high brightness LEDs for lamps and display devices. Included in other assets at September 27, 1998 are license fees relating to the technology agreement of $4,500,000 paid to Emcore during the fiscal year ended September 27, 1998 (Note 7). On the date of the transaction, Thomas J. Russell, the Chairman of the Board of Directors of Emcore, was a director and major stockholder of the Company and Howard R. Curd, the Chairman of the Board of Directors and Chief Executive Officer of the Company, was a director and stockholder of Emcore. Subsequent to the transaction, Thomas J. Russell resigned from the Board of Directors of the Company and Howard R. Curd resigned from the Board of Directors of Emcore.

         Uniroyal Optoelectronics, Inc., a wholly-owned subsidiary of the Company, has entered into a joint venture with Emcore (Uniroyal Optoelectronics, LLC), which Uniroyal Optoelectronics, Inc. manages and of which it is a 51% owner. Emcore is the 49% owner. In July 1998, both owners capitalized the joint venture through cash contributions of $510,000 by the Company and $490,000 by Emcore.

         Included in other liabilities at September 27, 1998, is $291,000 of minority interest relating to the joint venture. Included in selling and administrative expenses for the fiscal year ended September 27, 1998 is the minority interest in the joint venture losses of $199,000.

         In July 1998, the joint venture entered into a lease agreement for a facility in Tampa, Florida and has subsequently begun construction of leasehold improvements. It is anticipated that the joint venture will begin production in such facility in mid-1999.

16.      INCOME (LOSS) PER COMMON SHARE

         FASB has issued SFAS No. 128, Earnings Per Share, which was required to be adopted for financial statement periods ending after December 15, 1997. SFAS No. 128 requires that the primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. The Company has adopted SFAS No. 128 for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows:

                                                                 For the Fiscal Year Ended September 27, 1998
                                                     ---------------------------------------------------------------
                                                       Income                        Shares               Per Share
                                                     (Numerator)                  (Denominator)             Amount
                                                     ------------                 -------------          -----------
           Income before extraordinary item          $  8,027,000

           Basic EPS
           ---------
             Income available to
               common stockholders                      8,027,000                   13,231,542              $  0.61

           Effect of Dilutive Securities
           -----------------------------
             Stock options                                                           1,070,122
             Warrants                                                                  329,404
                                                                                    ----------
           Diluted EPS
           -----------
             Income available to
               common stockholders                   $  8,027,000                   14,631,068              $  0.55
                                                     ============                   ==========              =======

                                                                 For the Fiscal Year Ended September 28, 1997
                                                     ----------------------------------------------------------------
                                                       Income                        Shares                 Per Share
                                                     (Numerator)                  (Denominator)               Amount
                                                     -----------                  -------------             ---------
           Income before extraordinary item          $  379,000

           Basic EPS
           ---------
             Income available to common
               stockholders                             379,000                     13,316,965              $  0.03

           Effect of Dilutive Securities
           -----------------------------
             Stock options                                                             106,589
                                                                                    ----------
           Diluted EPS
           -----------
             Income available to
               common stockholders                   $  379,000                     13,423,554              $  0.03
                                                     ==========                     ==========              =======

         Warrants to purchase 800,000 shares of common stock at $4.375 per share and additional stock options to purchase 1,224,478 shares of common stock at various prices were outstanding during the fiscal year ended September 28, 1997 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

         For the fiscal year ended September 29, 1996, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 13,167,466. Inclusion of shares issuable upon the exercise of stock options, warrants and the preferred stock conversion (then outstanding) in the calculation of diluted earnings per share would have been antidilutive.

17.      RELATED PARTY TRANSACTIONS

         The Company has an agreement with an investment banking firm that employs relatives of one of the Company's executive officers. The agreement retains the investment banking firm to provide financial advisory services to the Company for the period January 1, 1997 through December 31, 2000. The Company incurred expenses related to this agreement of approximately $732,000 and $274,000 during the fiscal years ended September 27, 1998 and September 28, 1997, respectively, and $258,000 related to a similar agreement during the fiscal year ended September 29, 1996. Of the $732,000 incurred during Fiscal 1998, $650,000 was incurred in connection with the Fleet Financing and is included in capitalized debt issuance costs as of September 27, 1998.

         During the fiscal year ended September 27, 1998, the Company incurred legal fees of approximately $326,000 with a law firm of which one of the Company's directors is a senior partner. Approximately $231,000 of such legal fees were incurred in connection with the Fleet Financing and are included in capitalized debt issuance costs as of September 27, 1998. No legal fees were paid to this firm during the fiscal years ended September 28, 1997 or September 29, 1996.

18.      SEGMENT INFORMATION

         Identifiable assets by segment are those assets that are used solely in the Company's operations in each segment. The Company did not derive 10% or more of its sales from any single customer during the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996. Segment data for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996 are as follows (in millions):

                                                                            Fiscal Years Ended
                                                         -----------------------------------------------------------
                                                         September 27,           September 28,         September 29,
                                                             1998                    1997                  1996
                                                         -------------           -----------           ------------
          Net sales:
            High Performance Plastics                     $   128.6               $   118.8             $   115.1
            Coated Fabrics                                     67.9                    68.8                  58.7
            Specialty Adhesives                                24.1                    20.9                  35.5
                                                          ---------               ---------             ---------
              Total                                       $   220.6               $   208.5             $   209.3
                                                          =========               =========             =========
          Operating income (loss):
            High Performance Plastics                     $    16.2               $    10.5             $     7.0
            Coated Fabrics                                      8.9                     2.1                 (19.0)
            Specialty Adhesives                                 1.9                    (0.3)                  0.1
            Optoelectronics                                    (0.4)                       -                    -
            Unallocated                                        (3.6)                   (1.7)                 (0.8)
                                                          ---------               ---------             ---------
              Total                                       $    23.0               $    10.6             $   (12.7)
                                                          =========               =========             =========
          Identifiable assets:
            High Performance Plastics                     $    99.8               $    92.0             $    80.9
            Coated Fabrics                                     35.1                    43.7                  46.4
            Specialty Adhesives                                15.7                    15.0                   9.3
            Optoelectronics                                     2.7                        -                    -
            Corporate                                          33.1                    30.8                  34.2
                                                          ---------               ---------             ---------
              Total                                       $   186.4               $   181.5             $   170.8
                                                          =========               =========             =========
          Depreciation and amortization:
            High Performance Plastics                     $     5.5               $     4.9             $     4.4
            Coated Fabrics                                      1.7                     1.9                   3.7
            Specialty Adhesives                                 0.8                     0.9                   1.6
            Unallocated                                         1.1                     1.4                   0.9
                                                          ---------               ---------             ---------
              Total                                       $     9.1               $     9.1             $    10.6
                                                          =========               =========             =========
          Capital expenditures:
            High Performance Plastics                     $     5.4               $     3.0             $     3.9
            Coated Fabrics                                      0.5                     1.2                   2.4
            Specialty Adhesives                                 0.9                     7.3                   1.8
            Optoelectronics                                     0.3                        -                    -
            Corporate                                           0.2                     0.8                   2.0
                                                          ---------               ---------             ---------
              Total                                       $     7.3               $    12.3             $    10.1
                                                          =========               =========             =========

         During the fiscal year ended September 27, 1998, the Company changed its methodology for the allocation of corporate overhead from an allocation of 100% of certain corporate costs to an allocation of costs based upon 3.0% - 3.5% of segment sales. Prior quarter and fiscal year allocations were not restated. Had the current year allocation of corporate overhead expenses remained consistent with the prior years' methodology, this would have resulted in additional allocations of expense to the High Performance Plastics Segment of $2.1 million and to the Specialty Adhesives Segment of $0.4 million in Fiscal 1998. The Coated Fabrics Segment would have had $0.3 million less expense allocated in Fiscal 1998.

         During the Fiscal year ended September 29, 1996, the Specialty Adhesives Segment included the Ensolite specialty foams division prior to its sale on June 10, 1996 (Note 5).

19.       SUBSEQUENT EVENT

         On November 30, 1998, the Company purchased 642,857 shares of the Series I Redeemable Convertible Preferred Stock ("Preferred Stock") of Emcore for approximately $9,000,000 ($14.00 per share). The shares were offered pursuant to a private placement by Emcore.

         Dividends on the Preferred Stock are cumulative and will be payable, at Emcore's option, in cash or additional shares of Preferred Stock on March 31, June 30, September 30 and December 31, commencing December 31, 1998 at the annual rate of 2% per share of Preferred Stock on the liquidation preference thereof (equivalent to $0.28 per annum per share of Preferred Stock).

         Shares of the Preferred Stock are convertible at any time, at the option of the holders thereof, into shares of common stock of Emcore on a one for one basis, subject to adjustment for certain events. On November 30, 1998, the closing sales price of Emcore's common stock on the Nasdaq National Market was $12.875.

         The Preferred Stock is redeemable, in whole or in part, at the option of Emcore at any time Emcore's common stock has traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share plus accrued and unpaid dividends, if any, to the redemption date. Emcore is required to provide no less than 30 days and no more than 60 days notice of the redemption. The shares of Preferred Stock are subject to mandatory redemption by Emcore on November 17, 2003.

         On November 30, 1998, Emcore also made a capital contribution to Uniroyal Optoelectronics, LLC of $5,000,000. The Company will fund its equivalent capital contribution to the joint venture of approximately $5,200,000 as cash is required by the joint venture.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Uniroyal Technology Corporation
Sarasota, Florida

We have audited the consolidated balance sheets of Uniroyal Technology Corporation and subsidiaries (the "Company") as of September 27, 1998 and September 28, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 27, 1998, September 28, 1997, and September 29, 1996 and have issued our report thereon dated December 16, 1998 (included in this Form 10-K). Our audits also included the accompanying consolidated financial statement schedule listed in
Item 14 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ DELOITTE & TOUCHE LLP
-------------------------
Deloitte & Touche LLP
Tampa, Florida
December 16, 1998


                                                                                                        SCHEDULE II


                                           UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                           (in thousands)




                                          COLUMN A         COLUMN B          COLUMN C        COLUMN D      COLUMN E
                                          --------         --------          --------        --------      --------
                                                                             ADDITIONS
                                         BALANCE AT    CHARGED (CREDITED)     CHARGED
                                        BEGINNING OF     TO COSTS AND        TO OTHER                      BALANCE AT
                                           PERIOD         EXPENSES             ACCTS.       DEDUCTION    END OF PERIOD
              DESCRIPTION
                                                                                (a)            (b)
  Year ended September 27, 1998
    Estimated reserve for
    doubtful accounts                     $   257         $    87           $    27        $  (125)        $   246
  Year ended September 28, 1997
    Estimated reserve for
    doubtful accounts                     $   369         $     -           $    53        $  (165)        $   257

  Year ended September 29, 1996
    Estimated reserve for
    doubtful accounts                     $   437         $    (6)          $    27        $   (89)        $   369

(a)       Amount represents recovery of amounts previously written-off.
(b)       Amount includes write-off of uncollectible accounts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         UNIROYAL TECHNOLOGY CORPORATION


                                                  /S/ Howard R. Curd
Date:  December 17, 1998                      By: ---------------------
                                                  Howard R. Curd, Chief
                                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/S/ Robert L. Soran                              /S/ Richard D. Kimbel
--------------------------                       ---------------------------
Robert L. Soran, Director, President             Richard D. Kimbel, Director
  and Chief Operating Officer                    Date:  December 17, 1998
Date:  December 17, 1998



/S/ George J. Zulanas, Jr.                       /S/ Curtis L. Mack
---------------------------                      ---------------------------
George J. Zulanas, Jr., Vice President,          Curtis L. Mack, Director
  Chief Financial Officer and Treasurer          Date:  December 17, 1998
Date:  December 17, 1998



/S/ Howard R. Curd                               /S/ Roland H. Meyer
---------------------------                      ---------------------------
Howard R. Curd, Director, Chairman               Roland H. Meyer, Director
  of the Board and Chief Executive               Date:  December 17, 1998
  Officer
Date:  December 17, 1998



/S/ Peter C. B. Bynoe                            /S/ John A. Porter
---------------------------                      ---------------------------
Peter C. B. Bynoe, Director                      John A. Porter, Director
Date:  December 17, 1998                         Date:  December 17, 1998



/S/ Thomas E. Constance
---------------------------
Thomas E. Constance, Director
Date:  December 17, 1998

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




/S/ Howard R. Curd                              /S/ Peter C. B. Bynoe
-----------------------                         --------------------------
Howard R. Curd, Director, Chairman              Peter C.B. Bynoe, Director
  of the Board and Chief                        Date:  December 17, 1998
  Executive Officer
Date:  December 17, 1998



/S/ Robert L. Soran                             /S/ Thomas E. Constance
-----------------------                         ---------------------------
Robert L. Soran, Director, President and        Thomas E. Constance, Director
  Chief Operating Officer                       Date:  December 17, 1998
Date:  December 17, 1998



                                                /S/ Richard D. Kimbel
                                                ---------------------------
                                                Richard D. Kimbel, Director
                                                Date: December 17, 1998



                                                /S/ Curtis L. Mack
                                                ---------------------------
                                                Curtis L. Mack, Director
                                                Date: December 17, 1998



                                                /S/ Roland H. Meyer
                                                ---------------------------
                                                Roland H. Meyer, Director
                                                Date: December 17, 1998



                                                /S/ John A. Porter
                                                ---------------------------
                                                John A. Porter, Director
                                                Date: December 17, 1998