Form 10-Q
period 1998-12-27
UNIROYAL TECHNOLOGY CORP
filed 1999-02-10
CIK 890096



                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                       ------


                                                     FORM 10-Q
(Mark One)

  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 27, 1998

                                                         OR

  [    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______

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

                    Total number of shares of outstanding stock as of January 29, 1999

                                              Common stock 12,080,740


                         PART I - FINANCIAL INFORMATION


ITEM 1.    Consolidated Financial Statements

                                          UNIROYAL TECHNOLOGY CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                   (In thousands)

                                                       ASSETS

                                                                                           December 27,          September 27,
                                                                                               1998                  1998
                                                                                          -------------          -------------

Current assets:

   Cash and cash equivalents                                                               $      318              $    5,585

   Trade accounts receivable (less estimated reserve for
      doubtful accounts of $268 and $246, respectively)                                        20,052                  26,320

   Inventories (Note 2)                                                                        38,377                  38,139

   Prepaid expenses and other current assets                                                    5,174                   5,837

   Deferred income taxes                                                                        1,572                   1,008
                                                                                           ----------              ----------

   Total current assets                                                                        65,493                  76,889

Property, plant and equipment - net                                                            69,506                  65,551

Property, plant and equipment held for sale - net                                               5,923                   5,924

Investment in preferred stock (Note 3)                                                         11,571                       -

Note receivable                                                                                 5,000                   5,000

Goodwill - net                                                                                  8,869                   8,951

Deferred income taxes                                                                           7,508                   7,759

Other assets                                                                                   16,083                  16,277
                                                                                           ----------              ----------

TOTAL ASSETS                                                                               $  189,953              $  186,351
                                                                                           ==========              ==========

                                          UNIROYAL TECHNOLOGY CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                                    (Unaudited)
                                         (In thousands, except share data)

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           December 27,           September 27,
                                                                                              1998                    1998
                                                                                          -------------           -------------
Current liabilities:
   Current portion of long-term debt                                                       $    9,506              $    7,713
   Trade accounts payable                                                                      13,325                  15,302
   Accrued expenses:
      Compensation and benefits                                                                 8,978                   9,743
      Interest                                                                                  1,447                     149
      Taxes, other than income                                                                  1,306                   1,258
      Accrued income taxes                                                                        629                     921
      Other                                                                                     4,510                   5,657
                                                                                           ----------              ----------

   Total current liabilities                                                                   39,701                  40,743

Long-term debt                                                                                100,347                  97,945
Other liabilities                                                                              15,045                  15,061
                                                                                           ----------              ----------

Total liabilities                                                                             155,093                 153,749
                                                                                           ----------              ----------

Commitments and contingencies (Note 7)

Minority interest (Note 5)                                                                      5,062                     291

Stockholders' equity (Note 6):
   Preferred stock:
      Series C - 0 shares issued and outstanding; par value $0.01;
       450 shares authorized                                                                        -                       -
   Common stock:
      14,383,043 and 14,182,956 shares issued or to be issued,
        respectively; par value $0.01; 35,000,000 shares authorized                               144                     142
   Additional paid-in capital                                                                  55,383                  54,613
   Unrealized gain on securities available for sale - net                                       1,568                       -
   Deficit                                                                                    (11,613)                (11,632)
                                                                                           ----------              ----------
                                                                                               45,482                  43,123
   Less treasury stock at cost - 2,001,741 and 1,499,868 shares,
      respectively                                                                            (15,684)                (10,812)
                                                                                           ----------              ----------
   Total stockholders' equity                                                                  29,798                  32,311
                                                                                           ----------              ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $  189,953              $  186,351
                                                                                           ==========              ==========

                                        See notes to condensed consolidated financial statements.

                                          UNIROYAL TECHNOLOGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands, except per share data)


                                                                                   Three Months Ended
                                                                       --------------------------------------------
                                                                        December 27,                   December 28,
                                                                           1998                           1997
                                                                       -------------                  -------------

Net sales                                                                 $   49,089                     $   51,182
Costs and expenses:
   Costs of goods sold                                                        37,791                         36,901
   Selling and administrative                                                  6,921                          7,014
   Depreciation and other amortization                                         2,217                          2,143
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                                     -                            188
                                                                          ----------                     ----------

Income before interest, income taxes and minority
   interest                                                                    2,160                          4,936

Interest expense - net                                                        (2,276)                        (2,545)
                                                                          ----------                     ----------

(Loss) income before income taxes and minority
   interest                                                                     (116)                         2,391

Income tax (expense) (Note 4)                                                    (94)                        (1,028)
                                                                          ----------                     ----------

(Loss) income before minority interest                                          (210)                         1,363

Minority interest in losses of consolidated subsidiary                           229                              -
                                                                          ----------                     ----------

Net income                                                                $       19                     $    1,363
                                                                          ==========                     ==========

Net income per common share (Note 8)                                      $        -                     $     0.10
                                                                          ==========                     ==========

Net income per common share - assuming
   dilution (Note 8)                                                      $        -                     $     0.10
                                                                          ==========                     ==========




                             See notes to condensed consolidated financial statements.


                                          UNIROYAL TECHNOLOGY CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (Unaudited)
                                                   (In thousands)

                                                                                           Three Months Ended
                                                                                   --------------------------------
                                                                                   December 27,        December 28,
                                                                                      1998                 1997
                                                                                   ------------        ------------
   Net income                                                                      $       19           $    1,363
   Unrealized gain on securities available for sale
      (net of income taxes of $1,003)                                                   1,568                    -
                                                                                   ----------           ----------
   Comprehensive income (Note 9)                                                   $    1,587           $    1,363
                                                                                   ==========           ==========


                             See notes to condensed consolidated financial statements.



                                          UNIROYAL TECHNOLOGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                   (In thousands)

                                                                                              Three Months Ended
                                                                                   -------------------------------------
                                                                                   December 27,             December 28,
                                                                                      1998                     1997
                                                                                   ------------             ------------
OPERATING ACTIVITIES:
   Net income                                                                      $       19                $    1,363
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                  2,217                     2,143
         Deferred tax (benefit) provision                                                 (89)                    1,054
         Minority interest in losses of consolidated subsidiary                          (229)                        -
         Amortization of reorganization value in excess of
            amounts allocable to identifiable assets                                        -                       188
         Amortization of Senior Secured Notes discount                                      -                        31
         Amortization of refinancing and debt issuance costs                              144                       115
         Other                                                                             31                        69
         Changes in assets and liabilities:
            Decrease in trade accounts receivable                                       6,244                     3,468
            Increase in inventories                                                      (238)                   (2,891)
            Increase in prepaid expenses and other assets                                (672)                   (2,024)
            (Decrease) increase in trade accounts payable                              (1,977)                      977
            Decrease in accrued expenses                                                 (788)                   (3,392)
            Decrease in other liabilities                                                 (16)                     (153)
                                                                                   ----------                ----------

Net cash provided by operating activities                                               4,646                       948
                                                                                   ----------                ----------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                          (6,008)                   (1,173)
   Purchase of preferred stock                                                         (9,000)                        -
                                                                                   ----------                ----------
Net cash used in investing activities                                                 (15,008)                   (1,173)
                                                                                   ----------                ----------

FINANCING ACTIVITIES (Note 10):
   Repayment of term loans                                                                (30)                     (189)
   Proceeds from term loan                                                                785                         -
   Increase in revolving loan balances                                                  3,440                     2,359
   Investment by joint venture partner                                                  5,000                         -
   Purchase of treasury stock                                                          (4,282)                   (2,187)
   Stock options exercised                                                                182                        17
                                                                                   ----------                ----------

Net cash provided by financing activities                                               5,095                         -
                                                                                   ----------                ----------

Net decrease in cash                                                                   (5,267)                     (225)

Cash and cash equivalents at beginning of period                                        5,585                       244
                                                                                   ----------                ----------

Cash and cash equivalents at end of period                                         $      318                $       19
                                                                                   ==========                ==========

                             See notes to condensed consolidated financial statements.


                           UNIROYAL TECHNOLOGY CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                For the Three Months Ended
                           December 27, 1998 and December 28, 1997

1.       BASIS OF PRESENTATION

         The interim Condensed Consolidated Financial Statements relate to Uniroyal Technology Corporation and its wholly-owned subsidiaries Uniroyal HPP Holdings, Inc., ULC Corp. and Uniroyal Optoelectronics, Inc. (the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI") and HPPI's wholly-owned subsidiary, ViPlex Corporation. Uniroyal Optoelectronics, Inc. includes its majority-owned joint venture, Uniroyal Optoelectronics, LLC. The interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996. The Company's fiscal year ends on the Sunday following the last Friday in September.

         Certain reclassifications were made to the prior year financial statements to conform to current period presentations. In the opinion of the Company, all adjustments necessary for a fair presentation of such interim Condensed Consolidated Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and notes thereto.

2.       INVENTORIES

                                                                 December 27,                   September 27,
                                                                    1998                            1998
                                                                -------------                  -------------
         Raw materials, work in process
            and supplies                                        $     23,458                   $     22,844
         Finished goods                                               14,919                         15,295
                                                                ------------                   ------------
            Total                                               $     38,377                   $     38,139
                                                                ============                   ============

3.       INVESTMENT IN PREFERRED STOCK

         On November 30, 1998, the Company purchased 642,857 shares of the Series I Redeemable Convertible Preferred Stock ("Preferred Stock") of Emcore Corporation ("Emcore") for approximately $9,000,000 ($14.00 per share). The shares were offered pursuant to a private placement by Emcore.

         Dividends on the Preferred Stock are cumulative and will be payable, at Emcore's option, in cash or additional shares of Preferred Stock on March 31, June 30, September 30 and December 31, commencing December 31, 1998 at the annual rate of 2% per share of Preferred Stock on the liquidation preference thereof (equivalent to $0.28 per annum per share of Preferred Stock).

         Shares of the Preferred Stock are convertible at any time, at the option of the holders thereof, into shares of common stock of Emcore on a one for one basis, subject to adjustment for certain events. On December 24, 1998, the closing sales price of Emcore's common stock on the Nasdaq National Market was $18.00.

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

         The Preferred Stock and the underlying common stock of Emcore have not been registered under the Securities Act of 1933 and are subject to certain restrictions on transfer. Emcore has agreed to use its best efforts to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Preferred Stock. The Company believes that this registration will take place during the current fiscal year.

         The Company accounts for this investment in Preferred Stock in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management has classified this investment as available for sale and, in accordance with SFAS No. 115, carries the investment at fair value with the unrealized gains and losses, net of income taxes, reported as a separate component of Stockholders' Equity. The fair value is determined by the most recently traded price of Emcore's common stock at the balance sheet date.

4.       INCOME TAXES

         The provisions for income tax expense for the three months ended December 27, 1998 and December 28, 1997 were calculated through the use of the estimated annual income tax rates based on projected annualized income.

5.       MINORITY INTEREST

         On November 30, 1998 Emcore made a capital contribution to Uniroyal Optoelectronics, LLC of $5,000,000. The Company will fund its equivalent capital contribution to the joint venture of approximately $5,200,000 as cash is required by the joint venture.

6.       STOCKHOLDERS' EQUITY

         During the quarter ended December 27, 1998, the Company repurchased 444,790 shares of its common stock in the open market for approximately $4,282,000.

         During the quarter ended December 27, 1998 the Company received 57,083 shares of its common stock in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $590,000 (which was calculated based upon the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of December 27, 1998.

7.       COMMITMENTS AND CONTINGENCIES

         Bankruptcy Proceedings

         Notwithstanding  the  confirmation  and  effectiveness  of the  Plan of
         Reorganization (the "Plan") of the Company's predecessors (the "Predecessor Companies"), the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") continues to have jurisdiction to, among other things, resolve disputed pre-petition claims and to resolve other matters that may arise in connection with or relate to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. Approximately 9,679,000 shares have been issued to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The remaining approximately 321,000 shares of the original 10,000,000 shares allocated for disposition of the bankruptcy claims are being held pending resolution of certain miscellaneous claims.

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

         Based on information available as of December 27, 1998, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

 8.   INCOME PER COMMON SHARE

         The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended December 27, 1998 and December 28, 1997 is as follows:

                                                                    Three Months Ended
                                                                     December 27, 1998
                                            -------------------------------------------------------------
                                              Income                    Shares                 Per Share
                                            (Numerator)              (Denominator)               Amount
                                            -----------              -------------             ----------
         Net Income                         $      19

         Basic EPS
         ---------
         Income available to
            common stockholders             $      19                   12,508,998              $       -
                                                                                                =========
         Effect of Dilutive Securities
         -----------------------------
         Stock options                                                     953,151
         Warrants                                                          320,646
                                                                       -----------
         Diluted EPS
         -----------
         Income available to
            common stockholders             $      19                   13,782,795              $       -
                                            =========                  ===========              =========

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
                                            ==========                  ==========                ========

9.       COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during the quarter ended December 27, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in quality of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires that the Company's change in unrealized gains and losses on available for sale equity securities be included in comprehensive income.

10.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                   Three Months Ended
                                                          -----------------------------------
                                                          December 27,           December 28,
                                                              1998                   1997
                                                          ------------           ------------
         Interest payments                                 $      859             $   4,480
         Income tax payments                                      479                    81


ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results Of Operations

First Quarter Fiscal 1999 Compared with
  the First Quarter Fiscal 1998

Net Sales. The Company's net sales decreased in the first quarter of Fiscal 1999 by approximately 4% to $49,089,000 from $51,182,000 in the first quarter of Fiscal 1998. The decrease is primarily attributable to the Fiscal 1998 sale of the automotive operations of the Coated Fabrics Segment and the gradual phase-out of those operations. Excluding automotive sales from both periods, sales increased 6% in the first quarter of Fiscal 1999 compared to the first quarter of Fiscal 1998.

Net sales by the High Performance Plastics Segment increased approximately 6% in the first quarter of Fiscal 1999 to $30,963,000 from $29,197,000 in the first quarter of Fiscal 1998. The increase was primarily attributable to the incremental sales resulting from the acquisition of ViPlex Corporation in the third quarter of Fiscal 1998.

Net sales by the Coated Fabrics Segment decreased in the first quarter of Fiscal 1999 approximately 25% to $12,797,000 from $17,135,000 in the first quarter of Fiscal 1998. The decrease was principally due to the sale in Fiscal 1998 of the automotive operations of the Coated Fabrics Segment and the gradual phase-out of the automotive operations. Automotive sales approximated $6,257,000 in the first quarter of Fiscal 1999 compared to $10,796,000 in the first quarter of Fiscal 1998. Excluding the automotive sales from both periods, net sales by the Coated Fabrics Segment increased approximately 3% as a result of increased selling prices for Naugahyde vinyl coated fabrics.

Net sales by the Specialty Adhesives Segment increased in the first quarter of Fiscal 1999 by approximately 10% to $5,329,000 from $4,850,000 in the first quarter of Fiscal 1998. This increase is attributable to increased sales as a result of a tolling agreement with a major adhesives company and increased sales of Silaprene(R) due to increased unit volume and selling prices.

Income Before Interest, Income Taxes and Minority Interest. Income before interest, income taxes and minority interest for the first quarter of Fiscal 1999 was $2,160,000, compared to $4,936,000 for the first quarter of Fiscal 1998. The decrease is attributable to a loss of revenues associated with the gradual phase-out of the automotive operations of the Coated Fabrics Segment, production inefficiencies from plant consolidations in the High Performance Plastics Segment and start-up losses for the Optoelectronics Segment.

The High Performance Plastics Segment's income before interest, income taxes and minority interest for the first quarter of Fiscal 1999 decreased to $2,735,000 from $3,762,000 in the first quarter of Fiscal 1998. The decrease is attributable to a major plant consolidation at the Polycast cell cast acrylic division as well as an unfavorable product line mix at the Royalite thermoplastics division.

The Coated Fabrics Segment's income before interest, income taxes and minority interest in the first quarter of Fiscal 1999 was $778,000 versus $2,076,000 in the first quarter of Fiscal 1998. The decrease was primarily due to the phase-out of the sales of the automotive business and certain incremental costs related to the closure of the Port Clinton, Ohio facility used to produce automotive products.

The Specialty Adhesives Segment had income before interest, income taxes and minority interest in the first quarter of Fiscal 1999 of $177,000 compared to a loss before interest, income taxes and minority interest of $169,000 in the first quarter of Fiscal 1998. The increase is attributable to an increase in sales of higher margin industrial products.

The Optoelectronics Segment incurred a loss before interest, income taxes and minority interest of $593,000 in the first quarter of Fiscal 1999. The losses related to start-up costs of the Segment. The Segment did not exist in the first quarter of Fiscal 1998.

Approximately $937,000 of other expenses incurred in the first quarter of Fiscal 1999 compared to $545,000 in the first quarter of Fiscal 1998 were not allocated to any segment of the Company's business.

Amortization  of  reorganization   value  in  excess  of  amounts  allocable  to
identifiable assets was $188,000 in the first quarter of Fiscal 1998. Reorganization value in excess of amounts allocable to identifiable assets was written off in Fiscal 1998; consequently, there was no amortization in the first quarter of Fiscal 1999.

Interest Expense. Interest expense in the first quarter of Fiscal 1999 decreased to $2,276,000 from $2,545,000 in the first quarter of Fiscal 1998. The increase in debt during the first quarter of Fiscal 1999 versus the first quarter of Fiscal 1998 was more than offset by a decrease in interest rates resulting from a Fiscal 1998 debt refinancing.

Income Tax (Expense). Income tax (expense) in the first quarter of Fiscal 1999 was $94,000 compared to $1,028,000 in the first quarter of Fiscal 1998. The provisions for income tax (expense) were calculated through the use of the estimated income tax rates based on annualized income.

Liquidity and Capital Resources

For the first quarter of Fiscal 1999, operating activities provided $4,646,000 in cash as compared to $948,000 provided during the first quarter of Fiscal 1998. The increase in cash provided by operations for the first quarter of Fiscal 1999 resulted primarily from a reduction in trade accounts receivable due to the gradual phase-out of the Coated Fabrics Segment's automotive business.

Net cash used in investing activities for the first quarter of Fiscal 1999 was $15,008,000 as compared to $1,173,000 used during the first quarter of Fiscal 1998. The increase in the purchases of property, plant and equipment related primarily to capital expenditures for the new Optoelectronics production facility in Tampa, Florida, capital expenditures for the modernization of the Polycast division's production facility in Stamford, Connecticut and capital expenditures for a capacity addition at Royalite's Warsaw, Indiana production facility. Cash was also used in the first quarter of Fiscal 1999 to purchase preferred stock in Emcore Corporation.

Net cash provided by financing activities during the first quarter of Fiscal 1999 was $5,095,000, as compared to no net cash provided or used during the first quarter of Fiscal 1998. Borrowings under the Company's revolving line of credit facilities provided the principal source of cash during the first quarter of Fiscal 1999 and 1998. The borrowings in the first quarter of Fiscal 1999 and Fiscal 1998 were primarily used to purchase Company stock in the open market. Cash was also provided by a capital contribution to the Optoelectronics Segment by the joint venture partner in the first quarter of Fiscal 1999.

The Company on December 27, 1998, had approximately $318,000 in cash and cash equivalents as compared to approximately $5,585,000 at September 27, 1998. Working capital at December 27, 1998 was $25,792,000 compared to $36,146,000 at September 27, 1998. On December 27, 1998, the Company had outstanding borrowings of $9,845,000 under its $20,000,000 revolving credit facility with Fleet National Bank (subject to a borrowing base limitation of approximately $20,000,000 at December 27, 1998) and $4,937,000 under its $10,000,000 revolving credit facility with the CIT Group/Business Credit, Inc. (subject to a borrowing base limitation of approximately $7,844,000 at December 27, 1998). The principal uses of cash during the first quarter of Fiscal 1999 were to purchase preferred stock of Emcore Corporation, repurchase of Company stock for treasury and to fund capital expenditures for the new Optoelectronics facility in Tampa, Florida. The Company believes that cash from its operations and its ability to borrow under the revolving credit facilities mentioned above provide it sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facilities will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing.

Effects of Inflation

The markets in which the Company sells products are competitive. In particular, the Company has generally encountered effective resistance in connection with its sales of acrylics to the aerospace industry. Thus, in an inflationary environment the Company may not in all instances be able to pass through to consumers general price increases; certain of the Company's operations may be materially impacted if such conditions were to occur. The Company has not in the past been adversely impacted by general price inflation.

Year 2000

Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse impact on the Company's operations.

The Company has instituted a Year 2000 task force that reports to the Audit Committee of the Board of Directors. The Company has also initiated a comprehensive project, overseen by the task force, to prepare its computer systems, communication systems and manufacturing/testing equipment for the Year 2000. The project primarily includes three phases which are: 1) identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue, 2) remedial action necessary to bring such systems into compliance and 3) further testing, if necessary. The Company has generally completed the identification and assessment phase of its project and is at various stages of remediation and testing the noted systems. The Company plans to complete this project by July 31, 1999. The Company believes that the majority of its major systems are currently Year 2000 compliant and costs to transition the remaining systems to Year 2000 compliance are not anticipated to exceed approximately $500,000. The Company has primarily used internal resources in its Year 2000 project thus far and has incurred costs of less than $300,000.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

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

The Company's interest rate swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. At December 27, 1998, the Company had outstanding swap agreements, maturing at various dates through 2003, with an aggregate notional amount of $80.0 million. Under these agreements the Company receives a floating rate based on USD-LIBOR-BBA and pays a fixed weighted average interest rate of 5.80%. These swaps effectively change the Company's payment of interest on $80.0 million of its $104.8 million variable rate debt at December 27, 1998 to fixed rate debt.

The fair value of these interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At December 27, 1998, the Company would have paid approximately $2.1 million to terminate the agreements. A decrease of 100 basis points in the yield curve would increase the amounts paid by approximately $2.5 million. The fair value is based on dealer quotes, considering current interest rates.

At December 27, 1998, approximately $24.8 million of the Company's floating rate long-term debt and revolving credit advances was not covered under an interest swap agreement. For floating rate debt, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $248,000 on an annual basis

Forward Looking Information

The information provided herein may include forward-looking statements relating to future events, such as the development of processes, the commencement of production, or the future financial performance of the Company. Actual operating results may differ from such projections and are subject to certain risks, including, without limitation, risks arising from: increased competition, delays in developing and commercializing new products and labor actions against the Company's customers or vendors.

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

         (b) No legal proceedings were terminated during the three months ended December 27, 1998, other than routine litigation incidental to the Company's business.

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







DATE:  February 10, 1999         By: /s/ George J. Zulanas, Jr.
       -----------------             --------------------------
                                         George J. Zulanas, Jr.
                                         Vice President, Chief Financial
                                           Officer and Treasurer