Form 10-Q
period 1999-03-28
UNIROYAL TECHNOLOGY CORP
filed 1999-05-10
CIK 890096



                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                       ------


                                                     FORM 10-Q

(Mark One)

  [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 28, 1999

                                       OR

  [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to_______

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

               Total number of shares of outstanding stock as of April 30, 1999

                                          Common stock 11,916,598

                                             PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                             UNIROYAL TECHNOLOGY CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)
                                                     (In thousands)

                                                         ASSETS

                                                                                       March 28,            September 27,
                                                                                         1999                   1998
                                                                                     -----------            ------------
Current assets:

   Cash and cash equivalents                                                         $     3,555            $      5,585

   Trade receivables (less estimated reserve for doubtful
     accounts of $241 and $246, respectively)                                             23,180                  26,320

   Inventories (Note 2)                                                                   36,405                  38,139

   Deferred income taxes                                                                   4,955                   5,837

   Prepaid expenses and other current assets                                               1,667                   1,008
                                                                                     -----------            ------------

   Total current assets                                                                   69,762                  76,889

Property, plant and equipment - net                                                       74,514                  65,551

Property, plant and equipment held for sale                                                5,843                   5,924

Investment in preferred stock (Note 3)                                                    10,768                       -

Note receivable                                                                            5,000                   5,000

Goodwill - net                                                                             8,776                   8,951

Deferred income taxes                                                                      8,069                   7,759

Other assets                                                                              14,243                  16,277
                                                                                     -----------            ------------

TOTAL ASSETS                                                                         $   196,975            $    186,351
                                                                                     ===========            ============




                                             UNIROYAL TECHNOLOGY CORPORATION
                                    CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                       (Unaudited)
                                            (In thousands, except share data)

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        March 28,          September 27,
                                                                                          1999                 1998
                                                                                     ------------          -------------

Current liabilities:
   Current portion of long-term debt                                                 $    10,400            $      7,713
   Trade accounts payable                                                                 18,562                  15,302
   Accrued expenses:
     Compensation and benefits                                                             9,903                   9,743
     Interest                                                                              1,587                     149
     Taxes, other than income                                                                943                   1,258
     Accrued income taxes                                                                    617                     921
     Other                                                                                 3,576                   5,657
                                                                                     -----------            ------------

   Total current liabilities                                                              45,588                  40,743

Long-term debt                                                                           102,426                  97,945
Other liabilities                                                                         15,139                  15,061
                                                                                     -----------            ------------

Total liabilities                                                                        163,153                 153,749
                                                                                     -----------            ------------

Commitments and contingencies (Note 7)

Minority interest (Note 5)                                                                 4,711                     291

Stockholders' equity (Note 6):
   Preferred stock:
     Series C - 0 shares issued and outstanding; par value $0.01;
     450 shares authorized                                                                     -                       -
   Common stock:
     14,548,486 and 14,182,956 shares issued or to be issued,
     respectively; par value $0.01; 35,000,000 shares authorized                             145                     142
   Additional paid-in capital                                                             56,529                  54,613
   Unrealized gain on securities available for sale - net                                    992                       -
   Deficit                                                                               (10,554)                (11,632)
                                                                                     -----------            ------------
                                                                                          47,112                  43,123
   Less treasury stock at cost - 2,462,223 and 1,499,868
     shares, respectively                                                                (18,001)                (10,812)
                                                                                     -----------            ------------
   Total stockholders' equity                                                             29,111                  32,311
                                                                                     -----------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   196,975            $    186,351
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


                                             UNIROYAL TECHNOLOGY CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                          (In thousands, except per share data)



                                                           Three Months Ended                Six Months Ended
                                                        March 28,        March 29,        March 28,        March 29,
                                                          1999             1998             1999             1998
                                                     ------------     ------------     ------------     ------------
Net sales                                            $     49,273     $     54,533     $     98,362     $    105,715
Costs and expenses:
   Costs of goods sold                                     35,251           39,759           72,708           76,660
   Selling and administrative (Note 5)                      8,061            6,919           15,316           13,933
   Depreciation and other amortization                      2,232            2,153            4,449            4,296
   Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets                                        -              189                -              377
                                                     ------------     ------------     ------------     ------------

Income before interest, income taxes
   and minority interest                                    3,729            5,513            5,889           10,449

Interest expense - net                                     (2,257)          (2,499)          (4,533)          (5,044)
                                                     ------------     ------------     ------------     ------------
Income before income taxes and
   minority interest                                        1,472            3,014            1,356            5,405

Income tax expense (Note 4)                                  (764)          (1,270)            (858)          (2,298)
                                                     ------------     ------------     ------------     ------------

Income before minority interest                               708            1,744              498            3,107

Minority interest in losses of consolidated
   subsidiary                                                 351                -              580                -
                                                     ------------     ------------     ------------     ------------

Net income                                           $      1,059     $      1,744     $      1,078     $      3,107
                                                     ============     ============     ============     ============
Net income per common share -
   basic (Note 8)                                    $       0.09     $       0.13     $       0.09     $       0.23
                                                     ============     ============     ============     ============

Net income per common share -
   assuming dilution (Note 8)                        $       0.08     $       0.12     $       0.08     $       0.22
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


                                             UNIROYAL TECHNOLOGY CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                       (Unaudited)
                                                     (In thousands)


                                                          Three Months Ended                 Six Months Ended
                                                       March 28,        March 29,        March 28,        March 29,
                                                         1999             1998             1999              1998
                                                     ------------     ------------     ------------     ------------
Net income                                           $      1,059     $      1,744     $      1,078     $      3,107
Unrealized (loss) gain on securities
   available for sale, net of income taxes                   (576)               -              992                -
                                                     ------------     ------------     ------------     ------------
Comprehensive income (Note 9)                        $        483     $      1,744     $      2,070     $      3,107
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




                                             UNIROYAL TECHNOLOGY CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)

                                                                                         Six Months Ended
                                                                                March 28,                March 29,
                                                                                  1999                     1998
                                                                              ------------             ------------
OPERATING ACTIVITIES:
   Net income                                                                 $      1,078             $      3,107
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                 4,449                    4,296
       Deferred tax provision                                                          572                    1,849
       Minority interest in losses of consolidated subsidiary                         (580)                       -
       Amortization of reorganization value in excess of
         amounts allocable to identifiable assets                                        -                      377
       Amortization of Senior Secured Notes discount                                     -                       63
       Amortization of refinancing and debt issuance costs                             286                      235
       Other                                                                            96                      148
       Changes in assets and liabilities:
         Decrease in trade accounts receivable                                       3,090                    1,683
         Decrease (increase) in inventories                                          1,734                   (4,055)
         Decrease (increase) in prepaid expenses and other assets                      914                   (2,047)
         Increase in trade accounts payable                                          3,260                    4,986
         Decrease in other accrued expenses                                           (963)                    (653)
         Increase in other liabilities                                                  77                      262
                                                                              ------------             ------------
   Net cash provided by operating activities                                        14,013                   10,251
                                                                              ------------             ------------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment (Note 10)                             (6,150)                  (3,171)
   Purchase of preferred stock                                                      (9,143)                       -
                                                                              ------------             ------------
   Net cash used in investing activities                                           (15,293)                  (3,171)
                                                                              ------------             ------------

FINANCING ACTIVITIES (Note 10):
   Increase (decrease) in revolving loan balance                                     2,832                   (4,183)
   Repayment of term loans                                                          (3,386)                    (384)
   Proceeds from term loan                                                             785                        -
   Investment by joint venture partner                                               5,000                        -
   Purchase of treasury stock                                                       (6,196)                  (2,843)
   Stock options exercised                                                             276                      161
   Purchase of warrants                                                                (61)                       -
                                                                              ------------             ------------
   Net cash used in financing activities                                              (750)                  (7,249)
                                                                              -------------            -------------

Net decrease in cash                                                                (2,030)                    (169)
Cash and cash equivalents at beginning of period                                     5,585                      244
                                                                              ------------             ------------
Cash and cash equivalents at end of period                                    $      3,555             $         75
                                                                              ============             ============



                                See notes to condensed consolidated financial statements.

                                   UNIROYAL TECHNOLOGY CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              For the Three Months and Six Months Ended
                                  March 28, 1999 and March 29, 1998
                                             (Unaudited)


1.       BASIS OF PRESENTATION

         The interim Condensed Consolidated Financial Statements relate to Uniroyal Technology Corporation and its wholly-owned subsidiaries Uniroyal HPP Holdings, Inc., Uniroyal Liability Management Company, Inc. and Uniroyal Optoelectronics, Inc. (the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI") and HPPI's wholly-owned subsidiary, ViPlex Corporation. ViPlex Corporation was merged into HPPI as of December 31, 1998. Uniroyal Optoelectronics, Inc. includes its majority-owned limited liability company, Uniroyal Optoelectronics, LLC. The interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996. The Company's fiscal year ends on the Sunday following the last Friday in September.

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

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                  March 28,                 September 27,
                                                                    1999                        1998
                                                                 -----------                ------------
         Raw materials, work in process
           and supplies                                          $    21,749                 $    22,844
         Finished goods                                               14,656                      15,295
                                                                 -----------                 -----------
           Total                                                 $    36,405                 $    38,139
                                                                 ===========                 ===========

3.       INVESTMENT IN PREFERRED STOCK


         On November 30, 1998, the Company purchased 642,857 shares of the Series I Redeemable Convertible Preferred Stock ("Preferred Stock") of Emcore Corporation ("Emcore") for approximately $9,000,000 ($14.00 per share). The shares were offered pursuant to a private placement by Emcore.

         Dividends on the Preferred Stock are cumulative and are payable, at Emcore's option, in cash or additional shares of Preferred Stock on March 31, June 30, September 30 and December 31, commencing December 31, 1998 at the annual rate of 2% per share of Preferred Stock on the liquidation preference thereof (equivalent to $0.28 per annum per share of Preferred Stock).

         Shares of the Preferred Stock are convertible at any time, at the option of the holders thereof, into shares of common stock of Emcore on a one for one basis, subject to adjustment for certain events. On March 26, 1999, the closing sales price of Emcore's common stock on the Nasdaq National Market was $16.75.

         The Preferred Stock is redeemable, in whole or in part, at the option of Emcore at any time Emcore's common stock has traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share plus accrued and unpaid dividends, if any, to the redemption date. Emcore is required to provide not less than 30 days and not more than 60 days notice of the redemption. The shares of Preferred Stock are subject to mandatory redemption by Emcore on November 17, 2003.

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

4.       INCOME TAXES

         The provisions for income tax expense for the three and six months ended March 28, 1999 and March 29, 1998 were calculated through the use of the estimated annual income tax rates based on annualized income.

5.       MINORITY INTEREST

         On November 30, 1998, Emcore made a capital contribution to Uniroyal Optoelectronics, LLC of $5,000,000. The Company will fund its equivalent capital contribution to the joint venture of approximately $5,200,000 as cash is required by the joint venture. Also included in minority interest is Emcore's share of joint venture losses ($580,000 for the six months ended March 28, 1999).

         Included in selling and administrative expenses of the Company for the three and six months ended March 28, 1999, are joint venture losses attributable to start-up costs of $758,000 and $1,207,000, respectively.

6.       STOCKHOLDERS' EQUITY

         During the six months ended March 28, 1999, the Company repurchased 629,500 shares of its common stock in the open market for approximately $6,023,000.

         During the six months ended March 28, 1999, the Company received 100,077 shares of its common stock in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $993,000 (which was calculated based upon the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of March 28, 1999.

         During the six months ended March 28, 1999, the Company received 252,450 shares of its common stock in connection with the final distributions of the bankruptcy proceedings, 17,431 of which were purchased at a cost of $173,000.

7.       COMMITMENTS AND CONTINGENCIES

         Bankruptcy Proceedings

         Notwithstanding  the  confirmation  and  effectiveness  of the  Plan of
         Reorganization (the "Plan") of the Company's predecessors (the "Predecessor Companies"), the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") continues to have jurisdiction to, among other things, resolve disputed pre-petition claims and to resolve other matters that may arise in connection with or relate to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. Approximately 9,990,000 shares have been issued to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The remaining approximately 10,000 shares of the original 10,000,000 shares allocated for disposition of the bankruptcy claims are being held pending resolution of certain miscellaneous claims.

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

         In March 1999, the Company paid $525,000 to the Environmental Protection Agency ("EPA") to settle the Company's liability for environmental remediation at a facility formerly leased by the Company at 312 North Hill Street, Mishawaka, Indiana. The liability had been fully accrued for in a prior fiscal year.

         Based on information available as of March 28, 1999, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

8.       INCOME PER COMMON SHARE

         The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation are as follows for the three and six months ended March 28, 1999 and March 29, 1998:

                                        Three Months Ended                       Three Months Ended
                                          March 28, 1999                           March 29, 1998
                             --------------------------------------     --------------------------------------
                               Income         Shares      Per Share       Income         Shares      Per Share
                             (Numerator)   (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                             ------------  -------------  ---------     ------------  -------------  ---------

Net Income                   $  1,059,000                               $  1,744,000

Basic EPS
Income available to com-
   mon stockholders          $  1,059,000    12,116,718    $   0.09     $  1,744,000    13,148,656    $   0.13
                                                           ========                                   ========

Effect of Dilutive Securities
Stock options                                   825,759                                  1,078,351
Warrants                                        299,629                                    313,754
                                             ----------                                 ----------

Diluted EPS
Income available to com-
   mon stockholders          $  1,059,000    13,242,106    $   0.08     $  1,744,000    14,540,761    $   0.12
                             ============    ==========    ========     ============    ==========    ========

                                        Six Months Ended                         Six Months Ended
                                         March 28, 1999                           March 29, 1998
                             --------------------------------------    ---------------------------------------
                               Income         Shares      Per Share      Income          Shares      Per Share
                             (Numerator)   (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                             ------------  -------------  ---------    -------------  -------------  ---------

Net Income                   $  1,078,000                               $  3,107,000

Basic EPS
Income available to com-
   mon stockholders          $  1,078,000    12,314,230    $   0.09     $  3,107,000    13,263,419    $   0.23
                                                           ========                                   ========

Effect of Dilutive Securities
Stock options                                   912,523                                    933,302
Warrants                                        310,455                                    232,923
                                             ----------                                 ----------

Diluted EPS
Income available to com-
   mon stockholders          $  1,078,000    13,537,208    $   0.08     $  3,107,000    14,429,644    $   0.22
                             ============    ==========    ========     ============    ==========    ========

9.       COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, "Reporting Comprehensive income," during the quarter ended December 27, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires that the Company's change in unrealized gains and losses on equity securities available for sale be included in comprehensive income. The unrealized (loss) gain on securities available for sale is shown net of a tax benefit of $368,000 for the three months ended March 28, 1999 and net of tax expense of $634,000 for the six months ended March 28, 1999.

10.      STATEMENT OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows (in thousands):

                                                          Six Months Ended               Six Months Ended
                                                           March 28, 1999                 March 29, 1998
                                                         ------------------             -----------------

         Income tax payments                                     $      740                     $     115
         Interest payments                                            3,087                         4,940

         The purchases of property, plant and equipment and net cash used in financing activities for the six months ended March 28, 1999 do not include $6,937,000 related to property held under capitalized leases. The new leases relate to property, plant and equipment purchased for Uniroyal Optoelectronics, LLC. The Company did not enter into any capital lease agreements during the six months ended March 29, 1998.

         During the six months ended March 28, 1999 and March 29, 1998, the Company made matching contributions to its 401(k) Savings Plan by the re-issuance of 19,672 and 30,260 common shares from treasury, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter Fiscal 1999 Compared with the Second Quarter Fiscal 1998

Net Sales. The Company's net sales decreased in the second quarter of Fiscal 1999 by approximately 10% ($5,260,000) to $49,273,000 from $54,533,000 in the second quarter of Fiscal 1998. The decrease is attributable to decreased net sales for both the High Performance Plastics and Coated Fabrics Segments. The decreases were partially offset by increased net sales in the Specialty
Adhesives Segment. During Fiscal 1998, the Company sold its coated fabrics automotive business and is transitioning that business to the buyer. Excluding the automotive business from both periods, sales increased 4% versus the previous year.

Net sales by the High Performance Plastics Segment decreased in the second quarter of Fiscal 1999 by approximately 2% ($719,000) to $32,308,000 from $33,027,000 in the second quarter of Fiscal 1998. The decrease is due to a decline in unit volume at Royalite Thermoplastics division which was partially offset by incremental sales resulting from the acquisition of ViPlex Corporation in the third quarter of Fiscal 1998.

Net sales by the Coated Fabrics Segment decreased in the second quarter of Fiscal 1999 by approximately 39% ($6,527,000) to $10,408,000 from $16,935,000 in the second quarter of Fiscal 1998 due to the gradual phase-out of its automotive business which was sold in Fiscal 1998. Automotive sales approximated $2,505,000 in the second quarter of Fiscal 1999 compared to $9,744,000 in the second quarter of Fiscal 1998. Excluding the automotive sales from both periods, net sales by the Coated Fabrics Segment increased by approximately 10% as a result of an increase in unit volume and selling prices for Naugahyde(R) vinyl-coated fabrics.

Net sales by the Specialty Adhesives Segment increased in the second quarter of Fiscal 1999 by approximately 42% ($1,901,000) to $6,472,000 from $4,571,000 in the second quarter of Fiscal 1998. The increase is attributable to strong demand for roofing adhesives and sealants as well as increased sales as a result of a tolling agreement with a major adhesives company.

Net sales by the Optoelectronics Segment in the second quarter of Fiscal 1999 were $85,000. The Segment did not exist in the second quarter of Fiscal 1998. The Segment is still in the developmental stage with the Tampa, Florida production facility currently under construction. Inventory was provided to the Segment under a supply agreement with the Segment's joint venture partner. Production from the Tampa facility for commercial applications is expected in the fourth quarter of Fiscal 1999.

Income Before Interest, Income Taxes and Minority Interest. Income before interest, income taxes and minority interest for the second quarter of Fiscal 1999 was $3,729,000, compared to $5,513,000, for the second quarter of Fiscal 1998. The decrease is attributable to the loss of revenues associated with the gradual phase-out of the automotive operations of the Coated Fabrics Segment, production inefficiencies from plant consolidations in the High Performance Plastics Segment and start-up losses for the Optoelectronics Segment.

The High Performance Plastics Segment's income before interest, income taxes and minority interest for the second quarter of Fiscal 1999 increased slightly to $4,783,000 from $4,775,000 in the second quarter of Fiscal 1998. Improved sales of acrylic products to the aerospace industry and fire-rated thermoplastic products to the mass transportation industry led to the margin improvements.

The Coated Fabrics Segment's income before interest, income taxes and minority interest decreased in the second quarter of Fiscal 1999 to $858,000 from $1,681,000 in the second quarter of Fiscal 1998 primarily due to the phase-out of the Segment's automotive operations and certain incremental costs related to the closure of the Port Clinton, Ohio facility used to produce automotive products.

The Specialty Adhesives Segment had income before interest, income taxes and minority interest in the second quarter of Fiscal 1999 of $193,000 compared to a loss before interest, income taxes and minority interest of $56,000 in the second quarter of Fiscal 1998. The increase is attributable to a stronger sales volume.

The Optoelectronics Segment incurred a loss before interest, income taxes and minority interest of $889,000 in the second quarter of Fiscal 1999. The losses relate to the start-up costs of the Segment. The Segment did not exist in the second quarter of Fiscal 1998.

Miscellaneous expense not allocated to the segments in the second quarter of Fiscal 1999 was approximately $1,216,000 compared to $887,000 in the second quarter of Fiscal 1998.

Interest Expense. Interest expense in the second quarter of Fiscal 1999 decreased to $2,257,000 from $2,499,000 in the second quarter of Fiscal 1998 primarily as a result of a decrease in interest rates as a result of a Fiscal 1998 third quarter debt refinancing.

Income Tax Expense. Income tax expense in the second quarter of Fiscal 1999 was $764,000 as compared to income tax expense of $1,270,000 in the second quarter of Fiscal 1998. The provisions for income tax expense were calculated through the use of the estimated income tax rates based on annualized income.

First Two Fiscal Quarters 1999 Compared with the First Two Fiscal Quarters 1998

Net Sales. The Company's net sales decreased in the first two quarters of Fiscal 1999 by approximately 7% ($7,353,000) to $98,362,000 from $105,715,000 in the first two quarters of Fiscal 1998, primarily due to the sale of the automotive operations of the Coated Fabrics Segment in Fiscal 1998 and the gradual phase-out of those operations. Excluding automotive sales from both periods, sales increased 5% in the first two quarters of Fiscal 1999 compared to the first two quarters of Fiscal 1998.

Net sales by the High Performance Plastics Segment increased in the first two quarters of Fiscal 1999 by approximately 2% ($1,047,000) to $63,271,000 from $62,224,000 in the first two quarters of Fiscal 1998. Declines in unit volume at the Royalite Thermoplastics division were more than offset by the incremental sales resulting from the acquisition of ViPlex Corporation in the third quarter of Fiscal 1998.

Net sales by the Coated Fabrics Segment decreased in the first two quarters of Fiscal 1999 by approximately 32% ($10,865,000) to $23,205,000 from $34,070,000 in the first two quarters of Fiscal 1998 due to the gradual phase-out of its automotive business. Automotive sales approximated $8,783,000 in the first two quarters of Fiscal 1999 compared to $20,540,000 in the first two quarters of Fiscal 1998. Excluding automotive sales from both periods, sales of Naugahyde(R) vinyl-coated fabrics increased by approximately 7%.

Net sales by the Specialty Adhesives Segment increased in the first two quarters of Fiscal 1999 by approximately 25% ($2,380,000) to $11,801,000 from $9,421,000 in the first two quarters of Fiscal 1998, primarily due to a strong demand for roofing adhesives and sealants, a tolling agreement with a major adhesives company and increased sales of its industrial adhesives and sealant products.

Net sales by the Optoelectronics Segment for the first two quarters of Fiscal 1999 were $85,000. The Segment did not exist in the first two quarters of Fiscal 1998. The Segment is still in the developmental stage with the Tampa, Florida production facility currently under construction. Inventory was provided to the Segment under a supply agreement with the Segment's joint venture partner. Production from the Tampa facility for commercial applications is expected in the fourth quarter of Fiscal 1999.

Income Before Interest, Income Taxes and Minority Interest. Income before interest, income taxes and minority interest for the first two quarters of Fiscal 1999 was $5,889,000, compared to $10,449,000 for the first two quarters of Fiscal 1998. The decrease is due to a loss of revenues associated with the gradual phase-out of the automotive operations of the Coated Fabrics Segment, production inefficiencies from plant consolidations in the High Performance Plastics Segment and start-up losses for the Optoelectronics Segment.

The High Performance Plastics Segment's income before interest, income taxes and minority interest for the first two quarters of Fiscal 1999 decreased to $7,518,000 from $8,537,000 in the first two quarters of Fiscal 1998. The decrease is attributable to a major plant consolidation at the Polycast cell cast acrylic division as well as reduced sales volume at the Royalite Thermoplastics division.

The Coated Fabrics Segment's income before interest, income taxes and minority interest in the first two quarters of Fiscal 1999 was $1,636,000 compared to $3,757,000 in the first two quarters of Fiscal 1998. The decrease is attributable to the loss of revenues from the gradual phase-out of its automotive operations, as well as certain incremental costs related to the closure of the Port Clinton, Ohio facility used to produce automotive products.

The Specialty Adhesives Segment's income before interest, income taxes and minority interest in the first two quarters of Fiscal 1999 was $370,000 versus a loss before interest, income taxes and minority interest of $225,000. The increase in income before interest, income taxes and minority interest is due to the increase in sales volume.

The Optoelectronics Segment's loss before interest, income taxes and minority interest in the first two quarters of Fiscal 1999 was $1,482,000. The losses relate to the start-up and training costs of the Segment. The Segment did not exist in the first two quarters of Fiscal 1998.

Miscellaneous expense not allocated to the segments in the first two quarters of Fiscal 1999 was approximately $2,153,000 compared to $1,620,000 in the first two quarters of Fiscal 1998.


Interest Expense. Interest expense in the first two quarters of Fiscal 1999 decreased to $4,533,000 from $5,044,000 in the first two quarters of Fiscal 1998. The higher level of debt during the first two quarters of Fiscal 1999 versus the first two quarters of Fiscal 1998 was more than offset by a decrease in interest rates resulting from the Fiscal 1998 debt refinancing.

Income Tax Expense. Income tax expense in the first two quarters of Fiscal 1999 was $858,000 as compared to $2,298,000 in the first two quarters of Fiscal 1998. The provisions for income tax expense were calculated through the use of the estimated income tax rates based on annualized income.

Liquidity and Capital Resources

For the first two quarters of Fiscal 1999, operating activities provided $14,013,000 of cash as compared to $10,251,000 provided during the first two quarters of Fiscal 1998. The increase in cash provided by operating activities for the Fiscal 1999 period is primarily attributable to the decrease in accounts receivable and inventories due to the gradual phase-out of the Coated Fabrics Segment automotive business.

Net cash used in investing activities for the first two quarters of Fiscal 1999 was $15,293,000 as compared to $3,171,000 used during the first two quarters of Fiscal 1998. The increase is due to the purchase of preferred stock in Emcore Corporation and capital expenditures for the modernization of the Polycast acrylic sheet division's production facility in Stamford, Connecticut and the Optoelectronics Segment's production facility in Tampa, Florida.

Net cash used in financing activities was $750,000 during the first two quarters of Fiscal 1999 as compared to $7,249,000 used during the first two quarters of Fiscal 1998. Cash was provided by a capital contribution to the Optoelectronics Segment by the joint venture partner. Cash was used primarily to repurchase Company common stock in the open market.

The Company had approximately $3,555,000 in cash and cash equivalents on March 28, 1999 as compared to approximately $5,585,000 at September 27, 1998. Working capital at March 28, 1999 was $24,174,000 compared to $36,146,000 at September 27, 1998. The Company had $9,673,000 of outstanding borrowings under its revolving credit facility with Fleet National Bank (subject to a borrowing base limitation of approximately $20,000,000 at March 28, 1999) and $4,501,000 under its $10,000,000 revolving credit facility with The CIT Group/Business Credit, Inc. (subject to a borrowing base limitation of approximately $8,087,000 at March 28, 1999). The principal uses of cash during the first two quarters of Fiscal 1999 were to purchase preferred stock of Emcore Corporation, to repurchase Company stock for treasury and to fund capital expenditures for the new Optoelectronics facility in Tampa, Florida and the modernization of the Stamford, Connecticut facility. The Company plans to spend an additional $17,000,000 to finish the construction of the Optoelectronics facility in Fiscal 1999 and has secured additional outside financing for these expenditures.

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

Effects of Inflation

The markets in which the Company sells products are competitive. In particular, the Company has generally encountered effective resistance to price increases in connection with its sales of acrylics to the aerospace industry. Thus, in an inflationary environment the Company may not in all instances be able to pass through to consumers general price increases; the Company's operations could be materially impacted if such conditions were to occur. The Company has not in the past been adversely impacted by general price inflation.

Year 2000

Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures, which could result in an adverse impact on the Company's operations.

The Company has instituted a Year 2000 task force that reports to the Audit Committee of the Board of Directors. The Company has also initiated a comprehensive project, overseen by the task force, to prepare its computer systems, communication systems and manufacturing/testing equipment for the Year 2000. The project primarily includes three phases which are: 1) identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue, 2) remedial action necessary to bring such systems into compliance and 3) further testing, if necessary. The Company has generally completed the identification and assessment phase of its project and is at various stages of remediation and testing the noted systems. The Company plans to complete this project by July 31, 1999. The Company believes that the majority of its major systems are currently Year 2000 compliant and costs to transition the remaining systems to Year 2000 compliance are not anticipated to exceed approximately $200,000. The Company has primarily used internal resources in its Year 2000 project thus far and has incurred costs of less than $600,000.

The Company is also contacting critical suppliers of products and services and customers to determine the extent to which the Company might be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will access and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. No single supplier or customer accounts for a material portion of the Company's business. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

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

The Company's interest rate swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 28, 1999, the Company had outstanding swap agreements, maturing at various dates through 2003, with an aggregate notional amount of $80.0 million. Under these agreements the Company receives a floating rate based on USD-LIBOR-BBA and pays a fixed weighted average interest rate of 5.80%. These swaps effectively change the Company's payment of interest on $80.0 million of its $102.5 million variable rate debt at March 28, 1999 to fixed rate debt.

The fair value of these interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At March 28, 1999, the Company would have paid approximately $1.2 million to terminate the agreements. A decrease of 100 basis points in the yield curve would increase the amounts paid by approximately $2.1 million. The fair value is based on dealer quotes, considering current interest rates.

At March 28, 1999, approximately $22.5 million of the Company's floating rate long-term debt and revolving credit advances was not covered under an interest swap agreement. For floating rate debt, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $225,000 on an annual basis

Forward Looking Information

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

(b) By letter dated April 2, 1998, the United States Environmental Protection Agency ("EPA") sent the Company a general notice of liability concerning the plant previously leased by the Company's Uniroyal Adhesives and Sealants Division in Mishawaka, Indiana. In March 1999, the Company paid $525,000 to the EPA to settle this liability.

(c) No legal proceedings were terminated during the second quarter ended March 28, 1999, other than routine litigation incidental to the Company's business.

Item 2.           Changes in Securities

                  None.

Item 3.           Default upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  On February 23, 1999, the Company held its annual meeting of stockholders in Tampa, Florida. A total of 12,361,302 shares of capital stock of the Company were entitled to vote at the meeting. Of this amount, 8,718,580 shares were represented by proxy, and 43 were present in person. The number of shares that were present at the meeting constituted a quorum for the transaction of all business that was to be considered at the meeting. At that time certain proposals were submitted to a vote by the stockholders.

                  Proposal number 1 was to elect the eight incumbent directors for a term of one year to be elected by the holders of common stock. The following directors were elected:

                                                                     Voted For              Withheld
                  Peter C. B. Bynoe                                  8,613,535              105,088
                  Thomas E. Constance                                8,610,370              108,253
                  Howard R. Curd                                     8,610,338              108,285
                  Richard D. Kimbel                                  8,562,167              156,456
                  Curtis L. Mack                                     8,610,831              107,792
                  Roland H. Meyer                                    8,611,831              106,792
                  John A. Porter                                     8,613,769              104,854
                  Robert L. Soran                                    8,611,629              106,994

                  Proposal number 2 was to consider and take action upon the ratification of the selection of Deloitte & Touche LLP to serve as the independent public accountants for the Company for the fiscal year ending September 26, 1999. The following summarizes the results of the vote:

                     Voted For           Voted Against         Abstained

                     8,612,462              31,018               75,143

                  Proposal number 3 was to consider and act upon amendments to the Company's 1992 Non-Qualified Stock Option Plan. The following summarizes the results of the vote:

                     Voted For           Voted Against         Abstained

                     8,337,855             247,719              133,059

                  Proposal number 4 was to consider and act upon amendments to the Company's 1995 Non-Qualified Stock Option Plan. The following summarizes the result of the vote:

                     Voted For           Voted Against         Abstained

                     8,380,318             211,929              126,376

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







DATE: May 10, 1999                           By:/s/ George J. Zulanas, Jr.
      -------------                            ---------------------------------
                                               George J. Zulanas, Jr.
                                                 Vice President, Chief Financial
                                                  Officer and Treasurer