Form 10-Q
period 1999-06-27
UNIROYAL TECHNOLOGY CORP
filed 1999-08-11
CIK 890096


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

                    For the quarterly period ended June 27, 1999

                                       OR

  [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from             to
                                                   ----------     ----------

                                          Commission file number 0-20686

                                          UNIROYAL TECHNOLOGY CORPORATION
                              (Exact name of registrant as specified in its charter)

                                 Delaware                                             65-0341868
                      (State or other jurisdiction of                              (I.R.S. Employer
                       incorporation or organization)                              Identification No.)

                     2 N. Tamiami Trail, Suite 900, Sarasota, FL                          34236
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

            Total number of shares of outstanding stock as of July 30, 1999

                                              Common stock 12,083,771

                                            PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                        UNIROYAL TECHNOLOGY CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
                                                (In thousands)

                                                    ASSETS

                                                                                 June 27,            September 27,
                                                                                   1999                  1998
                                                                              ------------           -------------
Current assets:

   Cash and cash equivalents                                                  $      1,075            $      5,585

   Trade receivables (less estimated reserve for doubtful
     accounts of $303 and $246, respectively)                                       22,262                  26,320

   Inventories (Note 2)                                                             38,798                  38,139

   Deferred income taxes                                                             4,709                   5,837

   Prepaid expenses and other current assets                                         1,979                   1,008
                                                                              ------------             -----------

   Total current assets                                                             68,823                  76,889

Property, plant and equipment - net                                                 90,003                  65,551

Property, plant and equipment held for sale                                          5,813                   5,924

Investment in preferred stock (Note 3)                                               6,572                       -

Note receivable                                                                      5,000                   5,000

Goodwill - net (Note 4)                                                             12,320                   8,951

Deferred income taxes                                                                7,046                   7,759

Other assets                                                                        14,524                  16,277
                                                                              ------------            ------------

TOTAL ASSETS                                                                  $    210,101            $    186,351
                                                                              ============            ============



                                        UNIROYAL TECHNOLOGY CORPORATION
                               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                  (Unaudited)
                                       (In thousands, except share data)

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   June 27,        September 27,
                                                                                     1999              1998
                                                                                ------------       -------------
Current liabilities:
   Current portion of long-term debt                                            $     14,711      $      7,713
   Trade accounts payable                                                             19,078            15,302
   Accrued expenses:
     Compensation and benefits                                                        10,242             9,743
     Interest                                                                          1,577               149
     Taxes, other than income                                                          1,092             1,258
     Accrued income taxes                                                                676               921
     Other                                                                             3,361             5,657
                                                                                ------------      ------------

   Total current liabilities                                                          50,737            40,743

Long-term debt                                                                       109,307            97,945
Other liabilities                                                                     14,943            15,061
                                                                                ------------      ------------

Total liabilities                                                                    174,987           153,749
                                                                                ------------      ------------

Commitments and contingencies (Note 8)

Minority interest (Note 6)                                                             4,983               291

Stockholders' equity (Note 7):
   Preferred stock:
     Series C - 0 shares issued and outstanding; par value $0.01;
     450 shares authorized                                                                 -                 -
   Common stock:
     14,557,599 and 14,182,956 shares issued or to be issued,
     respectively; par value $0.01; 35,000,000 shares authorized                         146               142
   Additional paid-in capital                                                         57,230            54,613
   Unrealized gain on securities available for sale - net                                824                 -
   Deficit                                                                            (8,623)          (11,632)
                                                                                ------------      ------------
                                                                                      49,577            43,123
   Less treasury stock at cost - 2,559,053 and 1,499,868
     shares, respectively                                                            (19,446)          (10,812)
                                                                                ------------      ------------
   Total stockholders' equity                                                         30,131            32,311
                                                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    210,101      $    186,351
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


                                        UNIROYAL TECHNOLOGY CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                     (In thousands, except per share data)

                                                      Three Months Ended                  Nine Months Ended
                                                   June 27,           June 28,        June 27,         June 28,
                                                     1999               1998            1999              1998
                                               ----------------   ---------------  ---------------  ---------------

Net sales                                        $      51,086       $    56,905     $    149,448    $     162,620
Costs and expenses:
   Costs of goods sold                                  36,288            41,174          108,997          117,834
   Selling and administrative                            8,085             7,025           23,400           20,958
   Gain on sale of preferred stock (Note 3)               (898)                -             (898)               -
   Depreciation and other amortization                   2,287             2,183            6,736            6,479
   Amortization of reorganization value
     in excess of amounts allocable to
     identifiable assets                                     -                 -                -              377
                                                 -------------      ------------     ------------    -------------

Income before interest, income taxes,
   minority interest and extraordinary
   item                                                  5,324             6,523           11,213           16,972

Interest expense-net                                    (2,439)           (2,160)          (6,972)          (7,204)
                                                 -------------      ------------     ------------    -------------

Income before income taxes, minority
   interest and extraordinary item                       2,885             4,363            4,241            9,768

Income tax expense (Note 5)                             (1,407)           (1,745)          (2,265)          (4,043)
                                                 -------------      ------------     ------------    -------------

Income before minority interest and
   extraordinary item                                    1,478             2,618            1,976            5,725

Minority interest in net losses of
   consolidated subsidiaries                               453                 -            1,033                -
                                                 -------------      ------------     ------------    -------------

Income before extraordinary item                         1,931             2,618            3,009            5,725

Extraordinary loss on the
   extinguishment of debt-net                                -            (5,637)               -           (5,637)
                                                 -------------      ------------     ------------    -------------

Net income (loss)                                $       1,931      $     (3,019)    $      3,009    $          88
                                                 =============      ============     ============    =============

Net income (loss) per common share -
  basic (Note 9)
   Income before extraordinary item              $        0.16      $       0.20     $       0.25    $        0.43
   Extraordinary loss                                        -             (0.43)               -            (0.42)
                                                 -------------      ------------     ------------    -------------
   Net income (loss)                             $        0.16      $      (0.23)    $       0.25    $        0.01
                                                 =============      ============     ============    =============

Net income (loss) per common share -
  assuming dilution (Note 9)
     Income before extraordinary item            $        0.15      $       0.18     $       0.23    $        0.40
     Extraordinary loss                                      -             (0.38)               -            (0.39)
                                                 -------------      ------------     ------------    -------------
     Net income (loss)                           $        0.15      $      (0.20)    $       0.23    $        0.01
                                                 =============      ============     ============    =============

                           See notes to condensed consolidated financial statements.



                                        UNIROYAL TECHNOLOGY CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  (Unaudited)
                                                (In thousands)


                                                            Three Months Ended             Nine Months Ended
                                                         June 27,        June 28,        June 27,       June 28,
                                                           1999            1998            1999           1998
                                                     -------------     -----------    -----------    -----------

Net income (loss)                                      $   1,931        $  (3,019)     $   3,009     $      88
Unrealized (loss) gain on securities
   available for sale, net of income taxes:
     Unrealized gain on securities
       available for sale                                    381                -          1,372             -
     Less: reclassification adjustment for
       gains realized in net income                         (548)               -           (548)            -
                                                       ---------        ---------      ---------     ---------
   Net unrealized (loss) gain                               (167)               -            824             -

Comprehensive income (Note 10)                         $   1,764        $  (3,019)     $   3,833     $      88
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


                                        UNIROYAL TECHNOLOGY CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (In thousands)

                                                                                       Nine Months Ended
                                                                                June 27,                June 28,
                                                                                  1999                    1998
                                                                            -------------           ------------
OPERATING ACTIVITIES:
   Net income                                                                $     3,009             $        88
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                               6,736                   6,479
       Deferred tax expense                                                        1,826                   3,990
       Minority interest in net losses of consolidated subsidiaries               (1,033)                      -
       Amortization of reorganization value in excess of
         amounts allocable to identifiable assets                                      -                     377
       Amortization of Senior Secured Notes discount                                   -                      63
       Amortization of refinancing and debt issuance costs                           427                     373
       Gain on sale of preferred stock                                              (898)                      -
       Extraordinary loss                                                              -                   5,637
       Other                                                                         202                     131
       Changes in assets and liabilities:
         Decrease in trade accounts receivable                                     4,829                   4,932
         Increase in inventories                                                    (198)                 (5,077)
         Increase in prepaid expenses and other assets                              (280)                 (4,131)
         Increase in trade accounts payable                                        3,508                   2,369
         Decrease in other accrued expenses                                         (941)                 (4,317)
         (Increase) decrease in other liabilities                                   (119)                    259
                                                                             -----------             -----------
   Net cash provided by operating activities                                      17,068                  11,173
                                                                             -----------             -----------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment (Note 11)                          (10,132)                 (5,311)
   Purchase of preferred stock                                                    (9,144)                      -
   Proceeds from sale of preferred stock                                           4,822                       -
   Business acquisitions - net of cash acquired                                     (733)                 (1,770)
                                                                             -----------             -----------
   Net cash used in investing activities                                         (15,187)                 (7,081)
                                                                             -----------             -----------

FINANCING ACTIVITIES:
   Net increase (decrease) in revolving loan balances                              1,724                  (7,932)
   Proceeds from term loan                                                           785                       -
   Repayment of term loans                                                        (6,405)                 (2,000)
   Redemption of Senior Secured Notes                                                  -                 (72,253)
   Redemption costs for Senior Secured Notes                                           -                  (3,718)
   Proceeds from refinancing                                                           -                  90,000
   Refinancing costs                                                                   -                  (3,545)
   Purchase of treasury stock                                                     (8,239)                 (3,954)
   Purchase of warrants                                                             (292)                 (1,314)
   Minority interest capital contributions                                         5,725                       -
   Stock options exercised                                                           311                     569
                                                                             -----------             -----------
   Net cash used in financing activities                                          (6,391)                 (4,147)
                                                                             -----------             -----------

Net decrease in cash                                                              (4,510)                    (55)
Cash and cash equivalents at beginning of period                                   5,585                     244
                                                                             -----------             -----------
Cash and cash equivalents at end of period                                   $     1,075             $       189
                                                                             ===========             ===========

                           See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Months and Nine Months Ended
                         June 27, 1999 and June 28, 1998
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The interim Condensed Consolidated Financial Statements relate to Uniroyal Technology Corporation and its wholly-owned subsidiaries Uniroyal HPP Holdings, Inc., Uniroyal Engineered Products, Inc. and Uniroyal Optoelectronics, Inc. (the "Company") and its majority-owned subsidiary Uniroyal Liability Management Company, Inc. Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiaries, High Performance Plastics, Inc. ("HPPI") and Happel Marine, Inc. ViPlex Corporation was merged into HPPI as of December 31, 1998. Uniroyal Optoelectronics, Inc. includes its majority-owned limited liability company, Uniroyal Optoelectronics, LLC. The interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996. The Company's fiscal year ends on the Sunday following the last Friday in September.

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

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                    June 27,                September 27,
                                                                      1999                       1998
                                                                 -----------                ------------
         Raw materials, work in process
           and supplies                                          $    23,280                 $    22,844
         Finished goods                                               15,518                      15,295
                                                                 -----------                 -----------
           Total                                                 $    38,798                 $    38,139
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


         Shares of the Preferred Stock are convertible at any time, at the option of the holders thereof, into shares of common stock of Emcore on a one for one basis, subject to adjustment for certain events. On June 25, 1999, the closing sales price of Emcore's common stock on the Nasdaq National Market was $17.625.


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


         In June of 1999, the Company converted 270,000 shares of the Preferred Stock into 270,000 shares of Emcore common stock. The Company then sold its 270,000 shares of Emcore common stock for $4,822,200 in conjunction with a public stock offering by Emcore. The Company recognized a gain on the sale of approximately $898,000, net of certain transaction costs.


         The remaining Preferred Stock and the underlying common stock of Emcore have not been registered under the Securities Act of 1933 and are subject to certain restrictions on transfer. Emcore has agreed to use its best efforts to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the remaining Preferred Stock. The Company believes that this registration of the remaining shares will take place during the current fiscal year.


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

4.       ACQUISITION OF HAPPEL MARINE, INC.


         On June 14, 1999, the Company acquired 100% of the common stock of Happel Marine, Inc., a fabricator for the marine industry, for $5,193,500. The purchase price was comprised of $909,252 in cash, unsecured promissory notes aggregating $2,911,007, and 145,078 shares of common stock of the Company valued at $1,373,241 which approximated the market value of such shares on the acquisition date. The promissory notes consist of a $2,400,000 note payable in four equal annual installments beginning January 15, 2000, plus accrued interest and a $511,007 note payable in two equal annual installments beginning January 15, 2000 plus accrued interest. The purchase price will be adjusted for changes in working capital between April 30, 1999 and June 13, 1999.


         The business combination was accounted for by the purchase method in accordance with the Accounting Principles Board Opinion No. 16, "Business Combinations." The results of Happel Marine, Inc. are included in the Condensed Consolidated Financial Statements for the period from June 14, 1999 to June 27, 1999. The Company acquired cash, working capital, property and equipment in the transaction and recorded preliminary goodwill of $3,637,000 which will be amortized over the estimated useful life of the asset of 25 years. The Company is in the process of completing its final purchase price allocation and determination of related goodwill, deferred taxes and other accounts.

5.       INCOME TAXES

         The provisions for income tax expense for the three and nine months ended June 27, 1999 and June 28, 1998 were calculated through the use of the estimated annual income tax rates based on annualized income.


6.       MINORITY INTEREST

         During the first nine months of Fiscal 1999, Emcore made capital contributions to Uniroyal Optoelectronics, LLC of $5,500,000. The Company will fund its equivalent capital contribution to the joint venture of approximately $5,700,000 as cash is required by the joint venture. Also included in minority interest is Emcore's share of joint venture losses ($1,177,000 for the nine months ended June 27, 1999).

         Included in selling and administrative expenses of the Company for the three and nine months ended June 27, 1999, are joint venture losses attributable to start-up costs of $1,266,000 and $2,472,000, respectively.

         Uniroyal Liability Management Company, Inc. ("ULMC") is a special purpose subsidiary created in Fiscal 1999 to administer the Company's employee and retiree medical benefit programs. The Company owns a controlling interest in the subsidiary; therefore, the accompanying Condensed Consolidated Financial Statements include the subsidiary's results of operations. Included in minority interest is a $225,000 investment in ULMC from unrelated parties. Also included in minority interest is the minority shareholders' share of ULMC earnings of $144,000 for the nine months ended June 27, 1999.

7.       STOCKHOLDERS' EQUITY

         During the nine months ended June 27, 1999, the Company repurchased 824,000 shares of its common stock in the open market for approximately $7,627,000.

         During the nine months ended June 27, 1999, the Company received 100,077 shares of its common stock in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $993,000 (which was calculated based upon the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of June 27, 1999.


         During the nine months ended June 27, 1999, the Company received 253,290 shares of its common stock in connection with the final distributions of the bankruptcy proceedings, 18,271 of which were purchased at a cost of approximately $181,000.


         During the nine months ended June 27, 1999, the Company repurchased 46,568 shares of its common stock from the Uniroyal Technology Corporation Employee Stock Ownership Plan for approximately $431,000.


         During the nine months ended June 27, 1999, the Company repurchased 45,615 of its outstanding warrants for approximately $292,000.

8.       COMMITMENTS AND CONTINGENCIES

         Bankruptcy Proceedings

         Notwithstanding  the  confirmation  and  effectiveness  of the  Plan of
         Reorganization (the "Plan") of the Company's predecessors (the "Predecessor Companies"), the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") continues to have jurisdiction to, among other things, resolve disputed pre-petition claims and to resolve other matters that may arise in connection with or relate to the Predecessor Companies' Plan. The Company has resolved, through negotiation or through dismissal by the Bankruptcy Court, approximately $38,000,000 in disputed claims. Approximately 9,990,000 shares have been issued to the holders of unsecured claims against the Predecessor Companies in settlement of the allowed unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The remaining approximately 10,000 shares of the original 10,000,000 shares allocated for disposition of the bankruptcy claims are being held pending distribution to certain holders whose claims have been approved.

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


         Based on information available as of June 27, 1999, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

9.       INCOME PER COMMON SHARE

         The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation are as follows for the three and nine months ended June 27, 1999 and June 28, 1998:

                                         Three Months Ended                            Three Months Ended
                                            June 27, 1999                                 June 28, 1998
                             ----------------------------------------      ----------------------------------------
                                 Income         Shares      Per Share         Income          Shares      Per Share
                              (Numerator)   (Denominator)    Amount         (Numerator)   (Denominator)    Amount
                             ------------   -------------   ---------      ------------   -------------   ---------
Income before
   extraordinary item        $  1,931,000                                  $  2,618,000

Basic EPS
---------
Income available to com-
   mon stockholders          $  1,931,000       11,941,418   $   0.16      $  2,618,000       13,304,832   $   0.20
                                                             ========                                      ========

Effect of Dilutive Securities
-----------------------------
Stock options                                      770,318                                     1,094,958
Warrants                                           271,632                                       406,156
                                                ----------                                    ----------

Diluted EPS
-----------
Income available to com-
   mon stockholders          $  1,931,000       12,983,368   $   0.15      $  2,618,000       14,805,946   $   0.18
                             ============       ==========   ========      ============       ==========   ========

                                          Nine Months Ended                             Nine Months Ended
                                            June 27, 1999                                 June 28, 1998
                             ----------------------------------------      ----------------------------------------
                                 Income         Shares      Per Share         Income          Shares      Per Share
                              (Numerator)   (Denominator)    Amount         (Numerator)   (Denominator)    Amount
                             ------------   -------------   ---------      ------------   -------------   ---------
Income before
   extraordinary item        $  3,009,000                                  $  5,725,000

Basic EPS
---------
Income available to com-
   mon stockholders          $  3,009,000       12,189,961   $   0.25      $  5,725,000       13,277,229   $   0.43
                                                             ========                                      ========

Effect of Dilutive Securities
-----------------------------
Stock options                                      874,178                                     1,033,353
Warrants                                           297,599                                       313,292
                                                ----------                                    ----------

Diluted EPS
-----------
Income available to com-
   mon stockholders          $  3,009,000       13,361,738   $   0.23      $  5,725,000       14,623,874   $   0.40
                             ============       ==========   ========      ============       ==========   ========

10.      COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during the quarter ended December 27, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires that the Company's change in unrealized gains and losses on equity securities available for sale be included in comprehensive income. The net unrealized (loss) gain on securities available for sale is shown net of a tax benefit of $107,000 for the three months ended June 27, 1999 and net of tax expense of $527,000 for the nine months ended June 27, 1999.

11.      STATEMENT OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows (in thousands):

                                                          Nine Months Ended           Nine Months Ended
                                                            June 27, 1999               June 28, 1998
                                                         ------------------          ------------------

         Income tax payments                                     $      799                  $     122
         Interest payments                                            5,833                      9,932

         The purchases of property, plant and equipment and net cash used in financing activities for the nine months ended June 27, 1999 do not include $19,098,000 related to property held under capitalized leases. The new leases relate primarily to property, plant and equipment purchased for Uniroyal Optoelectronics, LLC. The capitalized leases are for a term of five years. Interest on the leases is imputed using the rate that would equate the present value of the minimum lease payments to the fair value of the leased equipment. The Company did not enter into any capital lease agreements during the nine months ended June 28, 1998.


         During the nine months ended June 27, 1999 and June 28, 1998, the Company made matching contributions to its 401(k) Savings Plan by the re-issuance of 19,672 and 30,260 common shares from treasury, respectively.

12.      SUBSEQUENT EVENT


         On July 20, 1999 the Company received approximately $900,000 from Canadian-General Tower Limited ("CGT") for the sale of certain coated fabric automotive operations and assets related to the Company's instrument panel program.


         Management believes that the writedown to long-lived assets, the curtailment loss and other reserves recorded during Fiscal 1996 and Fiscal 1997 relating to this sale remain appropriate at June 27, 1999. Management believes that the Company will not have any further significant gain or loss upon the ultimate wind down of the automotive operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter Fiscal 1999 Compared with
 the Third Quarter Fiscal 1998

Net Sales. The Company's net sales decreased in the third quarter of Fiscal 1999 by approximately 10% ($5,819,000) to $51,086,000 from $56,905,000 in the third quarter of Fiscal 1998. The decrease is attributable to decreased net sales for both the High Performance Plastics and Coated Fabrics Segments. The decrease was partially offset by increased net sales in the Specialty Adhesives Segment as well as initial sales in the Optoelectronics Segment. During Fiscal 1998, the Company sold its coated fabrics automotive business and has been transitioning that business to the buyer. Excluding the automotive business from both periods, sales increased 3% versus the prior year period.

Net sales by the High Performance Plastics Segment decreased 3% ($971,000) in the third quarter of Fiscal 1999 to $32,564,000 from $33,535,000 in the third quarter of Fiscal 1998. The decrease is due to a decline in unit volume at Royalite thermoplastics division which was partially offset by incremental sales resulting from the acquisition of ViPlex Corporation in the third quarter of Fiscal 1998 and the acquisition of Happel Marine, Inc. in the third quarter of Fiscal 1999.

Net sales by the Coated Fabrics Segment decreased in the third quarter of Fiscal 1999 approximately 40% ($6,809,000) to $10,289,000 from $17,098,000 in the third quarter of Fiscal 1998 principally due to the gradual phase out of its automotive business. Automotive sales approximated $2,816,000 in the third quarter of Fiscal 1999 compared to $9,955,000 in the third quarter of Fiscal 1998. Excluding the automotive sales from both periods, net sales by the Coated Fabrics Segment increased approximately 5% as a result of an increase in unit volume and selling prices of Naugahyde(R) vinyl-coated fabrics.

Net sales of the Specialty Adhesives Segment increased in the third quarter of Fiscal 1999 by approximately 27% ($1,708,000) to $7,980,000 from $6,272,000 in the third quarter of Fiscal 1998. The increase is attributable to strong demand for roofing adhesives and sealants as well as increased sales as a result of a tolling agreement with a major adhesives company.

Net sales by the Optoelectronics Segment in the third quarter of Fiscal 1999 were $253,000. This segment did not exist in the third quarter of Fiscal 1998. This segment is in the developmental stage with the Tampa, Florida production facility nearing completion. Inventory was provided to the segment under a supply agreement with the segment's joint venture partner. The Tampa facility is expected to begin production for commercial applications in the fourth quarter of Calendar 1999.

Income Before Interest, Income Taxes, Minority Interest and Extraordinary Item. Income before interest, income taxes, minority interest and extraordinary item for the third quarter of Fiscal 1999 decreased approximately 18% to $5,324,000, as compared to $6,523,000 for the third quarter of Fiscal 1998. The decrease is attributable to the loss of revenues associated with the gradual phase-out of the automotive operations of the Coated Fabrics Segment and start-up losses for the Optoelectronics Segment.

The High Performance Plastics Segment's income before interest, income taxes, minority interest and extraordinary item for the third quarter of Fiscal 1999 increased approximately 2% ($81,000) to $4,730,000 from $4,649,000 in the third quarter of Fiscal 1998. Favorable product mix led to margin improvements as well as the realization of certain efficiencies from the ongoing plant consolidations at the Polycast cell cast acrylic division.

The Coated Fabrics Segment's income before interest, income taxes, minority interest and extraordinary item decreased in the third quarter of Fiscal 1999 approximately 42% ($1,027,000) to $1,441,000 compared to $2,468,000 in the third quarter of Fiscal 1998. The decrease is due to the gradual phase-out of its automotive business and certain incremental costs related to the closure of the Port Clinton, Ohio facility used to produce automotive products.

The Specialty Adhesives Segment's income before interest, income taxes, minority interest and extraordinary item increased in the third quarter of Fiscal 1999 by 49% ($259,000) to $790,000 from $531,000 in the third quarter of Fiscal 1998.
The increase is attributable to stronger sales volume.

The Optoelectronics Segment incurred a loss before interest, income taxes, minority interest and extraordinary item of $1,382,000 in the third quarter of Fiscal 1999. The losses relate to start-up costs, relocation and training costs of personnel. The segment did not exist in the third quarter of Fiscal 1998.

Not allocated to the segments in the third quarter of Fiscal 1999 was approximately $255,000 of miscellaneous expense versus $1,125,000 of miscellaneous expense in the third quarter of Fiscal 1998. The Fiscal 1999 amount includes a $898,000 gain from the sale of an investment in equity securities.

Interest Expense. Interest expense in the third quarter of Fiscal 1999 increased to $2,439,000 from $2,160,000 in the third quarter of Fiscal 1998 due to an increase in the overall level of debt outstanding.

Income Tax Expense. Income tax expense in the third quarter of Fiscal 1999 was $1,407,000 as compared to $1,745,000 in the third quarter of Fiscal 1998. The provisions for income tax expense were calculated through the use of the estimated income tax rates based on projected annualized income.

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

First Three Quarters of Fiscal 1999 Compared with the First Three Quarters of Fiscal 1998

Net Sales. The Company's net sales decreased in the first three quarters of Fiscal 1999 by approximately 8% ($13,172,000) to $149,448,000 from $162,620,000 in the first three quarters of Fiscal 1998. The decrease is primarily attributable to the sale of the automotive operations of the Coated Fabrics Segment in Fiscal 1998 and the gradual phase-out of those operations. Excluding automotive operations from both periods, sales increased 4% during the first three quarters of Fiscal 1999 compared to the first three quarters of Fiscal 1998.

Net sales by the High Performance Plastics Segment increased slightly in the first three quarters of Fiscal 1999 to $95,835,000 from $95,759,000 in the first three quarters of Fiscal 1998. Declines in unit volume at the Royalite thermoplastics division were more than offset by the incremental sales resulting from the acquisition of ViPlex Corporation in the third quarter of Fiscal 1998 and the acquisition of Happel Marine, Inc. in the third quarter of Fiscal 1999.

Net sales by the Coated Fabrics Segment decreased in the first three quarters of Fiscal 1999 by approximately 35% ($17,674,000) to $33,494,000 from $51,168,000 in the first three quarters of Fiscal 1998 due to the gradual phase-out of its automotive business. Automotive sales approximated $11,599,000 in the first three quarters of Fiscal 1999 compared to $30,495,000 in the first three quarters of Fiscal 1998. Excluding automotive sales from both periods, sales of Naugahyde(R) vinyl-coated fabrics increased approximately 6% as a result of an increase in unit volume and selling prices.

Net sales of the Specialty Adhesives Segment increased in the first three quarters of Fiscal 1999 by approximately 26% ($4,088,000) to $19,781,000 from $15,693,000 in the first three quarters of Fiscal 1998 primarily due to a strong demand for roofing adhesives and sealants and a tolling agreement with a major adhesives company.

Net sales by the Optoelectronics Segment were $338,000 for the first three quarters of Fiscal 1999. The segment is in the developmental stage with the Tampa, Florida production facility nearing completion. Inventory was provided to the segment under a supply agreement with the segment's joint venture partner. The Tampa facility is expected to begin production for commercial applications in the fourth quarter of Calendar 1999. The segment did not exist during the first three quarters of Fiscal 1998.

Income Before Interest, Income Taxes, Minority Interest and Extraordinary Item. Income before interest, income taxes, minority interest and extraordinary item for the first three quarters of Fiscal 1999 was $11,213,000, compared to income before interest, income taxes, minority interest and extraordinary item of $16,972,000 for the first three quarters of Fiscal 1998. The decrease is primarily due to a loss of revenues associated with the gradual phase-out of the automotive operations of the Coated Fabrics Segment, temporary production inefficiencies as a result of a major plant consolidation at the High Performance Plastics Segment and start-up losses for the Optoelectronics Segment.

The High Performance Plastics Segment's income before interest, income taxes, minority interest and extraordinary item for the first three quarters of Fiscal 1999 decreased approximately 7% ($938,000) to $12,248,000 from $13,186,000 in the first three quarters of Fiscal 1998. The decrease is attributable to temporary inefficiencies as a result of a major plant consolidation at the Polycast cell cast acrylic division as well as a reduced sales volume at the Royalite thermoplastics division.

The Coated Fabrics Segment's income before interest, income taxes, minority interest and extraordinary item decreased in the first three quarters of Fiscal 1999 approximately 51% ($3,148,000) to $3,077,000 from $6,225,000 in the first three quarters of Fiscal 1998. The decrease is attributable to the loss of revenues from the gradual phase-out of its automotive operations, as well as certain incremental costs related to the closure of the Port Clinton, Ohio facility used to produce automotive products.

The Specialty Adhesives Segment's income before interest, income taxes, minority interest and extraordinary item increased in the first three quarters of Fiscal 1999 approximately 279% ($854,000) to $1,160,000 from $306,000 in the first three quarters of Fiscal 1998 as a result of increased sales volume.

The Optoelectronics Segment's loss before interest, income taxes, minority interest and extraordinary item in the first three quarters of Fiscal 1999 was $2,864,000. The losses relate to start-up costs, relocation and training costs of personnel. The segment did not exist during the first three quarters of Fiscal 1998.

Amortization of reorganization value in excess of amounts allocable to identifiable assets in the first three quarters of Fiscal 1998 was $377,000. There was no amortization of reorganization value in excess of amounts allocable to identifiable assets in the first three quarters of Fiscal 1999 as a result of the third quarter Fiscal 1998 reduction of the asset reorganization value in excess of amounts allocable to identifiable assets.

Not allocated to the segments in the first three quarters of Fiscal 1999 was approximately $2,408,000 of miscellaneous expense compared to $2,368,000 for the first three quarters of Fiscal 1998.

Interest Expense. Interest expense in the first three quarters of Fiscal 1999 decreased slightly to $6,972,000 from $7,204,000 in the first three quarters of Fiscal 1998. The decrease in interest expense is primarily a result of the Fiscal 1998 third quarter refinancing. The higher level of debt during the first three quarters of Fiscal 1999 versus the first three quarters of Fiscal 1998 was more than offset by a decrease in the interest rates resulting from the refinancing.

Income Tax Expense. Income tax expense in the first three quarters of Fiscal 1999 was $2,265,000 as compared to $4,043,000 in the first three quarters of Fiscal 1998. The provisions for income tax expense were calculated through the use of the estimated income tax rates based on projected annualized income.

Liquidity and Capital Resources

For the first three quarters of Fiscal 1999, operating activities provided $17,068,000 of cash compared to $11,173,000 provided during the first three quarters of Fiscal 1998. The increase in cash provided by operating activities for the Fiscal 1999 period is primarily attributable to an increase in income, a decrease in the rate of inventory increases and other assets, and an increase in accounts payable. The overall increase is partially offset by a decrease in accrued expenses.

Net cash used in investing activities for the first three quarters of Fiscal 1999 was $15,187,000 as compared to $7,081,000 used during the first three quarters of Fiscal 1998. The increase is due to the purchase of preferred stock of Emcore Corporation, capital expenditures for the Optoelectronics Segment's new production facility and capital expenditures for the modernization of the Polycast cell cast acrylic division's production facility in Stamford,
Connecticut. The investment spending was partially offset by the sale of a portion of the Emcore preferred stock in the third quarter of Fiscal 1999.

Net cash used in financing activities was $6,391,000 during the first three quarters of Fiscal 1999 as compared to $4,147,000 used in financing activities during the first three quarters of Fiscal 1998. Cash was provided through capital contributions by minority interests and a net increase in revolving loan balances. Cash was used primarily to repay long-term debt as well as to repurchase Company stock for treasury. Net proceeds from the third quarter Fiscal 1998 refinancing were used to redeem the remaining 11 3/4% Senior Secured Notes and pay associated costs. Cash was also used in the first three fiscal quarters of 1998 to purchase shares of Company stock for treasury and to purchase outstanding warrants.

The Company had approximately $1,075,000 in cash and cash equivalents on June 27, 1999 as compared to approximately $5,585,000 at September 27, 1998. Working capital at June 27, 1999 was $18,086,000 compared to $36,146,000 at September 27, 1998. On June 27, 1999 the Company had borrowings of $6,433,000 under its $20,000,000 revolving credit facility with Fleet National Bank (subject to a borrowing base limitation of $20,000,000 at June 27, 1999) and $6,633,000 under its $10,000,000 revolving credit facility with The CIT Group/Business Credit, Inc. (subject to a borrowing base limitation of approximately $9,099,000 at June 27, 1999). The principal uses of cash during the first three quarters of Fiscal 1999 were to purchase the preferred stock of Emcore Corporation, to repurchase Company stock for treasury, to repay debt and to fund capital expenditures for the new Optoelectronics Segment's facility in Tampa, Florida and the modernization of the Stamford, Connecticut facility. The Company plans to spend an additional $4,000,000 to finish the construction of the Optoelectronics facility during the next six months and $4,000,000 to finish the modernization of the Stamford, Connecticut facility during the fourth quarter of Fiscal 1999. The Company plans to fund the expenditures with cash from operations as well as its ability to borrow under its revolving credit facilities.

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

The Company has instituted a Year 2000 task force that reports to the Audit Committee of the Board of Directors. The Company also initiated a comprehensive project, overseen by the task force, to prepare its computer systems, communication systems and manufacturing/testing equipment for the Year 2000. The project primarily includes three phases which are: 1) identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue, 2) remedial action necessary to bring such systems into compliance and 3) further testing, if necessary. The Company has generally completed Phase 1 and Phase 2 of its project and is in the final testing stage. The Company plans to complete this project by the fourth quarter of Fiscal 1999. The Company believes that the majority of its major systems are currently Year 2000 compliant and costs to transition the remaining systems to Year 2000 compliance are not anticipated to exceed approximately $100,000. The Company has primarily used internal resources in its Year 2000 project thus far and has incurred costs of less than $700,000.

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

Currently the Company does not expect to experience significant disruptions of its operations as a result of the change to the new millennium and therefore has not formulated a contingency plan for such occurrence.

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

The Company's interest rate swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. At June 27, 1999, the Company had outstanding swap agreements, maturing at various dates through 2003, with an aggregate notional amount of $80.0 million. Under these agreements the Company receives a floating rate based on USD-LIBOR-BBA and pays a fixed weighted average interest rate of 5.80%. These swaps effectively change the Company's payment of interest on $80.0 million of its $99.8 million variable rate debt at June 27, 1999 to fixed rate debt.


The fair value of these interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At June 27, 1999, the Company would have paid approximately $349,000 to terminate the agreements. A decrease of 100 basis points in the yield curve would increase the amounts paid by approximately $1.7 million. The fair value is based on dealer quotes, considering current interest rates.

At June 27, 1999, approximately $19.8 million of the Company's floating rate long-term debt and revolving credit advances was not covered under an interest swap agreement. For floating rate debt, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $198,000 on an annual basis.

Forward Looking Information

The information provided herein may contain forward-looking statements relating to future events that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are cancellations, rescheduling or delays in product shipments; manufacturing capacity constraints; lengthy sales and qualification cycles; difficulties in the production process; the effectiveness of the Company's capital expenditure programs; the future financial performance of the Company; delays in developing and commercializing new products; increased competition; the variability of future operating results of the Company, changes in the industries in which the Company competes or plans to compete, especially the high performance plastics and high brightness, light emitting diode industries, including overall growth of the industries and the continued acceptance of the Company's products.

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings

(a) The Company knows of no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business.

(b) No legal proceedings were terminated during the third quarter ended June 27, 1999, other than routine litigation incidental to the Company's business.

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







DATE:  August 11, 1999                      By:/s/ George J. Zulanas, Jr.
       ---------------                         --------------------------
                                               George J. Zulanas, Jr.
                                                Vice President, Chief Financial
                                                 Officer and Treasurer