Form 10-K
period 1999-09-26
UNIROYAL TECHNOLOGY CORP
filed 1999-12-23
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K
(Mark One)
[  X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended September 26, 1999
                                       OR
[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from ___________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (29,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 30, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for this purpose that all directors and officers of the registrant and all holders of 5% or more of the common stock of the registrant are affiliates) was approximately $93,900,000 based on the closing price for the stock on November 30, 1999.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes [X]  No [ ]


As of November 30, 1999, 11,878,982 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual meeting of stockholders to be held in 2000.

Item 1.  Business

         General

                  Uniroyal Technology Corporation (the "Company") is a leader in the development, manufacture and sale of a broad range of materials employing plastics and specialty chemicals technologies used in the production of consumer, commercial and industrial products. Its products, many of which are based on proprietary technology, include thermoplastic sheet for use in the manufacture of seating, interior paneling and other applications in the transportation, recreational, agricultural and industrial vehicle and computer manufacturing industries; acrylic sheet for use in the manufacture of aircraft canopies, cabin windows and windshields, tanning shields and bullet resistant barriers; acrylic rods and tubes used in the manufacture of orthopedic devices and hard contact lenses; a wide selection of plastic vinyl coated fabrics for use in automobile and furniture manufacturing; and liquid adhesives and sealants for use in the commercial roofing industry and in the manufacture of furniture, truck trailers and recreational vehicles. The Company's technologies allow it to incorporate into its specialized materials, such as thermoplastic and acrylic sheets, performance characteristics, such as fire retardancy, static dissipation, weatherability, optical clarity, high strength to weight ratio, light filtration capability and others required in the specialty markets on which it focuses. The Company is a leading supplier in such markets due to its ability to provide materials with such performance characteristics, to customize such materials and to provide technical and customer support in connection with the use of its products in manufacturing. The Company has also constructed a plant in Tampa, Florida for the production of wafers and dies for high brightness light emitting diodes (LEDs) for use in the lighting industry. The Company anticipates commercial production at the Tampa plant during the second quarter of Fiscal 2000.

                  The manufacturing operations of the Company are conducted at thirteen sites located in Arizona, Florida, Indiana, Iowa, Connecticut, New Jersey, California, Georgia, and Wisconsin, through four business segments: High Performance Plastics, Coated Fabrics, Specialty Adhesives and Optoelectronics. The High Performance Plastics Segment of the Company's business consists of the Company's wholly-owned subsidiary High Performance Plastics, Inc. ("HPPI"). High Performance Plastics manufactures specialty and general purpose thermoplastic sheet, injection molding resins, color concentrates, extruded profiles and fabricates acrylic sheet for the aerospace, marine, specialty and general purpose markets as well as acrylic rods and tubes. The Company's wholly-owned subsidiary, Uniroyal Engineered Products, Inc. ("UEPI"), operates two business segments, the Coated Fabrics Segment and the Specialty Adhesives Segment. The Coated Fabrics Segment manufactures the Company's line of vinyl coated fabrics. The Specialty Adhesives Segment (formerly, the Specialty Foams and Adhesives Segment), manufactures liquid adhesives and sealants. The Optoelectronics Segment will manufacture epitaxial wafers, dies and package-ready dies used in high brightness LEDs. See "Corporate Developments Completion of the Uniroyal Optoelectronics, LLC Plant.

                  The Company's Fiscal 1999 net sales were approximately $201.4 million. Approximate net sales for each of the Company's four business segments during such period were as follows: High Performance Plastics
         - $130.2 million, Coated Fabrics - $42.3 million, and Specialty Adhesives - $28.4 million, and Optoelectronics - $0.5 million. For certain financial information with respect to the Company's business segments, see "Note 19 to Consolidated Financial Statements."

         Corporate Developments

                  The following are certain corporate developments which occurred in Fiscal 1999. The descriptions of such developments should be read in conjunction with the other parts of this Form 10-K and with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial information which form a part hereof.

                  Investment in Preferred Stock

                  On November 30, 1998, the Company purchased 642,857 shares of the Series I Redeemable Convertible Preferred Stock ("Preferred Stock") of Emcore Corporation ("Emcore") for approximately $9.0 million ($14.00 per share). The shares were offered pursuant to a private placement by Emcore.

                  Dividends on the Preferred Stock are cumulative and are payable at Emcore's option in cash or additional shares of Preferred Stock on March 31, June 30, September 30 and December 31, commencing December 31, 1998 at the annual rate of 2% per share of Preferred Stock on the liquidation preference thereof (equivalent to $0.28 per annum per share of Preferred Stock).

                  Shares of the Preferred Stock are convertible at any time, at the option of the holders thereof, into shares of common stock of Emcore on a one for one basis, subject to adjustment for certain events. On September 24, 1999, the closing sales price of Emcore's common stock on the Nasdaq National Market was $14.4375.

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

                  In June of 1999, the Company converted 270,000 shares of the Preferred Stock into 270,000 shares of Emcore common stock. The Company then sold its 270,000 shares of Emcore common stock for $4.8 million in conjunction with a public stock offering by Emcore. The Company recognized a gain on the sale of approximately $898,000, net of certain transaction costs.

                  Subsequent to September 26, 1999, the Company converted 230,657 shares of the Preferred Stock and sold the underlying Emcore common stock in the open market for an aggregate of $4.3 million. The Company will recognize a gain on the sale of approximately $1.1 million, net of certain transaction costs, in Fiscal 2000.

                  Acquisition of Happel Marine, Inc.

                  On June 14, 1999, the Company acquired 100% of the common stock of Happel Marine, Inc., an acrylic sheet fabricator for the marine industry, for $5,193,500. The purchase price was comprised of $909,252 in cash, unsecured promissory notes aggregating $2,911,007 and 145,078 shares of common stock of the Company valued at $1,373,241, which approximated the market value of such shares on the acquisition date. The promissory notes consist of a $2,400,000 note payable in four equal annual installments beginning January 15, 2000, plus accrued interest and a $511,007 note payable in two equal annual installments beginning January 15, 2000 plus accrued interest. The purchase price was subsequently increased for changes in working capital between April 30, 1999 and June 13, 1999 by $122,137. The increase was incorporated into the note payable balances. The note balances increased to $2,500,030 and $533,114, respectively. Effective September 1, 1999, Happel Marine, Inc. was merged into a subsidiary of the Company and became a division of HPPI.

                  Uniroyal Engineered Products, Inc.

                  On April 1, 1999, the Company transferred all of the net assets of the Coated Fabrics Segment and all of the net assets of the Specialty Adhesives Segment to a newly created wholly-owned subsidiary, Uniroyal Engineered Products, Inc. On that same day, Uniroyal Engineered Products, Inc. assumed the obligations of the Company under the revolving credit agreement with the CIT Group/Business Credit, Inc. ("CIT").

                  Completion of the Uniroyal Optoelectronics, LLC Plant

                  The build-out of the Uniroyal Optoelectronics, LLC plant in Tampa, Florida was substantially completed during Fiscal 1999 at a cost of approximately $11 million. Additional machinery and equipment of approximately $10 million was purchased during Fiscal 1999. The plant will ultimately manufacture epitaxial wafers, dies and package-ready devices for use in high brightness LEDs. The Company anticipates commercial production at the Tampa plant in the second quarter of Fiscal 2000. During Fiscal 1999, the Company incurred approximately $4.6 million of start-up costs that are included in selling and general administrative expenses.

                  Completion of the Disposition of the Automotive Operations

                  On October 17, 1997, the Company agreed to sell certain assets of the automotive operations of the Coated Fabrics Segment located at the Company's Port Clinton, Ohio facility for approximately $5.3 million plus the value of purchased inventories and plus or minus adjustments contingent upon the transfer of certain automobile programs. The Company received $4.9 million in July 1998 and received approximately $1.5 million during Fiscal 1999. During the fiscal year ended September 26, 1999, the Company recognized approximately $617,000 of income relating to the sale of the automotive operations. The Company ceased production and closed the Port Clinton facility in November 1998. The Port Clinton real property and certain machinery and equipment not purchased by the buyer are listed as held for sale at September 26, 1999.

         Business Segments


                  High Performance Plastics Segment


                  The High Performance Plastics Segment of the Company's business accounted for approximately $130.2 million (approximately 65 percent (65%)) of the Company's net sales in Fiscal 1999. It consists of two product groups: Royalite, which manufactures thermoplastic products and Polycast, which manufactures acrylic products. The products of this Segment include:

o thermoplastic sheet produced by Royalite for use in the manufacture of seating, interior paneling and other applications in the transportation, recreational, agricultural and industrial vehicle and computer manufacturing industries,

o                     acrylic  sheet   produced  by  Polycast  for  use  in  the
                      manufacture of aircraft canopies, cabin windows and windshields, tanning bed shields, bullet resistant barriers and other commercial applications,

o acrylic rods and tubes produced by Polycast and used in the manufacture of displays, orthopedic devices and hard contact lenses, and

o acrylic and thermoplastic parts and fittings for the marine industry.

         Royalite - Thermoplastic Products

                  General

                  Royalite is a leading manufacturer of custom thermoplastic products. Royalite manufactures thermoplastic sheet from a variety of polymers, such as acrylonitrile butadiene styrene (ABS) and polyvinyl chloride (PVC), made from the polymerization of monomers, which can be reshaped after they have been formed by the application of heat and are used in the manufacture of a wide assortment of commercial and consumer products. Royalite's products include thermoplastic sheet, injection molding resins, color concentrates and extruded profiles.

         Royalite thermoplastic sheet is constructed of:

o                     solid plastic,

                      a core of cost  effective  plastic  covered  with a thin
o                     layer of high- quality thermoplastic, or

                      a base or subtrate of plastic foam  surrounded  by solid
o                     thermoplastic.

         Royalite manufactures two general types of thermoplastic sheet:

o                     specialized   sheet,  made  by  varying  the  polymer  and
                      chemical components of the sheet in order to achieve particular performance characteristics, and

o general purpose sheet, which Royalite's customers use in a variety of products that do not require such particular performance characteristics.

         Royalite sells its thermoplastic sheet to:

o equipment manufacturers, who incorporate the sheet into their products,

o custom fabricators, thermoformers and injection molders, who cut, form and process the material for specific applications and supply finished components to original equipment manufacturers (OEMs), and

o                     distributors,   who  resell  raw  sheet  to  equipment
                      manufacturers or custom fabricators.

                  Royalite    maintains    highly    knowledgeable     technical
         representatives who work directly with customers seeking to ensure that the materials used in the manufacture of a customer's product conform to the customer's specifications and work efficiently with the customer's manufacturing processes. When a customer is in the initial stages of developing a product requiring a thermoplastic component, Royalite uses its technological capabilities and scientific expertise to design and produce customized thermoplastic sheet, which the customer then generally "thermoforms" through the application of heat into particular applications to be incorporated into its final product. "Thermoforming" is used in connection with the manufacture of thermoplastic components not required in large volume manufacturing runs.

                  When a customer's unit volume of a product attains levels at which it becomes economical for the customer to manufacture the thermoplastic application by injection molding, a process that requires greater up-front capital expenditures, but yields lower costs per additional unit, relative to thermoforming, Royalite can continue to supply the customer with the polymer resins and color thermoforming. The Company believes that such product lines will enhance the division's specialty sheet lines by assuring customers that Royalite will be able to meet their specialized thermoplastic needs throughout every stage of a product's life cycle.

                  Specialty Thermoplastic Sheet

                  Royalite sells specialty thermoplastic sheet into a number of niche markets, depending upon the performance characteristics of the sheet. The following table sets forth the particular performance characteristics and the related principal uses of the specialized sheet:

                  Performance Characteristics            Principal Uses
                  ---------------------------           -----------------------
                  Flame and smoke retardancy             Mass     transportation
                                                         vehicle   seating   and
                                                         interior        panels,
                                                         aircraft interior parts
                                                         and  computer and other
                                                         electronic    equipment
                                                         component housings


                  Static dissipation and conductivity    Computer chip carriers,
                                                         hard     disc     drive
                                                         housings and electronic
                                                         tote boxes

                  Weatherability/temperature resistance  Marine and recreational
                                                         vehicle      instrument
                                                         panels,  interior parts
                                                         for   agricultural  and
                                                         other off road vehicles
                                                         and exterior boat parts


                  Buoyant, hydrodynamic and/or           Canoes,  kayaks,  other
                    high strength-to-weight-ratio        watersport      crafts,
                                                         amusement park vehicles
                                                         and   large    exterior
                                                         equipment housings

                  The Company believes that Royalite has a substantial share of the markets in which it competes for specialty thermoplastic sheet due to Royalite's ability to manufacture sheet with the wide variety of performance characteristics outlined above. In many cases, Royalite customizes a product to meet its customers' exact specifications. Net sales of specialty thermoplastic sheet accounted for approximately 67 percent (67%) of total net sales by Royalite during Fiscal 1999.

                  General Purpose Thermoplastic Sheet

                  By contrast to specialty thermoplastic sheet, general purpose thermoplastic sheet is used in the manufacture of numerous consumer and industrial products, such as luggage, musical instrument and equipment cases, tote boxes and vehicle mud flaps, which do not require that the thermoplastic material used in their manufacture possess any of the performance characteristics that distinguish specialty sheet. The market for general purpose thermoplastic sheet is significantly broader than the market for specialty thermoplastic sheet due to the almost limitless uses to which one can put such sheet in the manufacture of products. Such market is generally characterized by intense competition, high volume and low margins. Royalite does not have a significant share of this market. Sales of general purpose sheet during Fiscal 1999 accounted for approximately 30 percent (30%) of total net sales by Royalite.

                  Injection Molding Resins, Color Concentrates and Extruded Profile Products

                  In addition to its extensive list of sheet products, Royalite also produces injection molding resins, some of which use the same proprietary formulations as the sheet products, and extruded profile products.

                  Royalite  introduced  injection molding resin products as part of the "life cycle sourcing" strategy that Royalite implemented to satisfy each customer's needs for thermoplastic material for any particular  product  from  that  product's  development  stage  through maturity. When an existing customer is ready to switch from thermoforming to injection molding, the customer can avoid any disruption in its production that may result from having to qualify a thermoplastic material from another manufacturer by using its injection molding resins and color concentrates, which have already been customized to meet the customer's particular specifications.

                  The Company believes that there are significant opportunities for growth in this market and that such product lines will enhance the division's specialty sheet lines by assuring customers that Royalite will be able to meet their specialized thermoplastic needs throughout every stage of a product's life cycle. In addition to supporting specialty sheet customers, the focus of the injection resin program has widened to the injection resin market in total, not just sheet conversions.

                  Royalite also produces extruded profile products, including both proprietary and general purpose materials. The products are used for applications requiring flexibility and resilience, such as boat dock bumpers and gaskets that Polycast uses in the production of acrylic sheet. This product line was implemented to utilize fully Royalite's available production capacity at its Warsaw, Indiana facility. Even though sales of extruded profile products constitute less than three percent of net sales of Royalite for Fiscal 1999, the Company believes that there are significant opportunities for growth in this market. Extruded profile products sales are also enhanced by sales of sheet, as many applications require thermoplastic material in sheet, profile and injection resin forms.

                  Competition

                  The market for thermoplastic sheet in the United States is highly competitive, with companies competing primarily on the basis of product specifications, price, customer service and technical support. Royalite competes in this market principally by maintaining or increasing its market share in the specialty thermoplastic niche markets described above. See "- Royalite - Thermoplastic Products-General." Royalite competes effectively in this market by providing:

o                   custom product development,

o                   state-of-the-art color technology,

o                   strong customer service through technical support, and

o                   competitive prices.

         Royalite has polymer expertise and capabilities to customize the performance characteristics and color of its thermoplastic products, unlike many of its competitors. Royalite's technological capabilities have also permitted it to develop successful new products which enhance its competitiveness in this Segment. For example, Royalite recently introduced low smoke, low heat, fire retardant material for aircraft and mass transit interiors and graffiti-resistance seating material, developed for the mass transportation market. In addition, Royalite maintains highly knowledgeable technical representatives who work directly with customers to ensure that the division's materials used in the manufacture of a customer's product conform to the customer's specifications and work efficiently with the customer's manufacturing processes.

                  Royalite is also able to compete effectively with respect to price due in part to its low production costs, its ability to produce its own color concentrates and savings resulting from its use of recycled material in the manufacture of thermoplastic sheet. See "-Royalite - Thermoplastic Products - Raw Materials." The Company believes that Royalite's ability to produce internally and to laminate a thin layer of high quality colored thermoplastic film over a less costly substrate allows Royalite to compete favorably with most other specialty thermoplastic sheet manufacturers which use a single layer of relatively expensive colored plastic sheet to produce the desired end product.

                  Royalite's  principal  thermoplastics  competitors,   and  the
         markets in which Royalite competes, are set forth in the table below:

         Market                                Principal Competitors
         -----------------------               ------------------------------
o        Flame and smoke retardancy            Empire Plastics
                                               Kleerdex Company
                                               Spartech Corporation

o        Static dissipation and conductivity   B. F. Goodrich Performance
                                                 Materials
                                               H.M.S.

o        Weatherability/temperature resistance Spartech Corporation

o        Buoyant, hydrodynamic and/or high
         strength-to-weight ratio              Manufacturers of wood and
                                                  fiberglass products

o        General purpose                       Primex Plastics Corp.
                                               Spartech Corporation

                  Royalite's competitors have in the past increased their market shares in the thermoplastic industry generally through acquisitions.

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

                  Royalite markets its thermoplastic products primarily through a national sales force of 14 sales representatives, who are its employees, and through wholesale distributors to whom Royalite supplies its products for resale to fabricators and manufacturers. Representative customers and end users of Royalite's thermoplastic products include:

o              American Seating Company,

o              Bombardier, Inc.,

o              Commercial Plastics and Supplies Corp.,

o              Curbell Plastics, a division of Curbell, Inc.,

o              Hewlett-Packard Company,

o              Laird Plastics, Inc.,

o              The Boeing Company,

o              National Railroad Passenger Corp. (Amtrak), and

o              Seagate Technology, Inc.

         Royalite has a broad customer base for its thermoplastic products and does not believe that it is dependent upon any single customer or group of customers for sale of its thermoplastic products. Pricing and terms offered to customers are generally consistent with those found in the industry.

                  Manufacturing Facilities

                  Royalite manufactures its thermoplastic products at three wholly-owned facilities, the largest of which is located in Warsaw, Indiana. The Company's other thermoplastic sheet manufacturing facilities are located in Rome, Georgia and Redlands, California. See "Item 2. Properties."

                  Raw Materials

                  The principal raw materials used by the Company in the manufacture of thermoplastic sheet, injection molding resins, color concentrates and extruded profiles are ABS resins and polyethylene, polypropylene and PVC resins and alloys of such resins. Royalite has no long-term purchasing agreements with any suppliers for such raw materials, other than GE Plastics (a division of General Electric Company) from which the Company acquires a substantial portion of its ABS resins. Royalite is currently in the last year of a three year contract with GE Plastics. Royalite purchases PVC resins and other raw materials from a variety of domestic and international suppliers. These products are all currently readily available from a variety of suppliers.

                  Royalite recycles scraps of thermoplastic material that result from customers' forming sheet for their specific applications for use in the manufacture of new sheet. Recycled material is generally used by the Company to replace the raw materials that would otherwise be required to manufacture specialized and general purpose thermoplastic sheet. Recycled material is purchased from customers and brokers.

                  Polycast - Acrylic Products

                  General

                  Polycast manufactures high performance acrylic sheet, rods and tubes which are sold principally to custom fabricators and original equipment manufacturers, who heat and form the Polycast product into shapes for specific applications, such as aircraft window units, furniture components and orthopedic braces. Polycast's acrylic products have a unique combination of physical properties and performance characteristics which are required by the manufacturers who use them as a component of their products. For example, depending on customer requirements, they:

o weigh considerably less than, but are superior in clarity and impact resistance to, common glass,

o                    are thermoformable,

o                    remain stable under sustained exposure to the elements, and

o                    can be processed to transmit or filter ultraviolet light.

               Polycast manufactures acrylic sheet for three markets:

o the aerospace market, which includes the commercial and military aerospace industries, in which the division's products are used for such applications as aircraft cockpit canopies, cabin windows and helicopter windshields,

o the specialty acrylic sheet market, which includes a variety of niche markets in which the division's products are used in the manufacture of boat windscreens and enclosures, bullet-resistant security barriers for
                     banks, convenience   stores  and  other businesses,
                     hockey rink protective barriers, furniture, tanning bed shields and municipal aquarium transparent panels, and

 o the general purpose market for acrylic sheet, in which acrylic sheet is used for such applications as store displays and signage, where high performance characteristics are not required and which do not require specialized manufacturing techniques.

         Polycast's customers' use their acrylic rods and tubes for a variety of applications, including the manufacture of:

o                    lighting fixtures,

o                    furniture,

o                    medical instruments,

o                    orthopedic devices, such as orthopedic braces, and

o lens materials used to replace defective lenses of the eye in cataract surgery and certain types of hard contact lenses.

                  Sales of acrylic rods and tubes during Fiscal 1999 accounted for approximately 10 percent (10%) of total net sales of products by Polycast.

                  Polycast manufactures acrylic products through cell cast manufacturing, a process which enables Polycast to customize the performance characteristics of its acrylic aerospace sheet and specialized sheet, in order to meet the exact specifications of its customers and to offer its products with a broader range of physical characteristics than can be achieved through other manufacturing processes, such as continuous cast, extrusion and calender processes. For example, Polycast's scientific staff has used the cell cast process to develop a specialized sheet which transmits rather than filters ultraviolet rays for use in tanning beds and an aerospace sheet with consistently high optical clarity and exact color shading for use in constructing aerospace transparencies such as aircraft and helicopter window products. Polycast can manufacture acrylic products in more than 60 colors and acrylic sheet in gauges ranging from 0.030 to 6.00 inches. Acrylic sheet manufactured by the cell cast process, which is more labor intensive than continuous cast, extrusion or calender processes, generally yields higher margins than acrylic sheet produced by such other processes.

                  Polycast markets  aerospace  acrylic sheet in the military and commercial aerospace industries, which require products that meet precise specifications. Polycast is one of approximately four acrylic manufacturers in the United States qualified to produce acrylic sheet meeting military manufacturing standards, specifications and requirements ("MIL SPEC"). MIL SPEC qualification is a designation made by the U.S. Navy's Naval Air Development Center and it is a prerequisite for supplying the military aerospace industry. Polycast and its predecessor companies have maintained this qualification since 1976. Polycast's aerospace acrylic sheet is also qualified by several commercial aerospace manufacturers, including Bell-Helicopter, a division of Textron, Inc., The Boeing Company, including its new McDonnell-Douglas Division, and Sikorsky Aircraft Corporation, which will only include a supplier's products on their "qualified product lists" only after such products have met MIL SPEC requirements and passed the manufacturer's additional and more stringent testing and approval procedures. Although unlikely, any failure of the division's aerospace acrylic products to continue to meet required specifications under which they are provided to an aerospace manufacturer could have a material adverse effect on the Polycast's results of operations, cash flows, financial position or prospects.

                  Polycast sells its specialty acrylic sheet in a wide variety of niche markets, including to manufacturers of:

o              boat windscreens and enclosures,

o bullet resistant barriers and protective barriers for athletic facilities,

o              furniture and tanning bed shields, and

o              aquariums.

                  Polycast markets its acrylic products to such industries through customizing the performance and physical characteristics of its specialty sheet to meet customer specifications. Sales of specialty and aerospace acrylic sheet during Fiscal 1999 accounted for approximately 52 percent (52%) of total net sales of products by Polycast.

                  Polycast sells its general purpose acrylic sheet to various markets, including to manufacturers of:

o              displays,

o              lighting fixtures,

o              food service, and

o              glazing applications.

                  Sales of general purpose acrylic sheet during Fiscal 1999 accounted for approximately 22 percent (22%) of total net sales of products by Polycast.

                  Competition

                  Polycast faces continuing competition from North American producers and from certain foreign producers, particularly from Asian and South American countries. Many of these competitors have greater resources than does Polycast. These competitors primarily produce standard sizes of general purpose acrylic sheet by continuous cast, extrusion or calender processes. The division concentrates on the production of aerospace and specialty acrylic sheet, which in certain cases has unique characteristics that cannot be obtained by such other manufacturing processes.

                  The Company believes that Polycast has a significant share of the niche markets in which it sells its aerospace and specialty acrylic sheet. See "- Polycast -Acrylic Products- General." Polycast's principal competitors, and the markets in which it competes, are set forth in the table below:

         Market                            Principal Competitors
         --------------------              ----------------------------------
o        Aerospace acrylic sheet           Cyro Industries, a division of Cytec
                                             Industries, Inc.

                                           Nordam, Inc.

                                           Pilkington Aerospace Swedlow
                                             Division, a subsidiary  of
                                             Pilkington plc.

                                           Rohm Darmstadt GmbH

o        Specialty acrylic sheet           Cyro Industries, a division of Cytec
                                             Industries, Inc.

                                           Elf Atochem North America, Inc.

o        Acrylic rod and tube              Pilkington Aerospace Swedlow
                                             Division, a subsidiary of
                                             Pilkington plc.

o        General purpose acrylic sheet     Elf Atochem North America, Inc.

                                           Cyro Industries, a division of Cytec
                                             Industries, Inc.

                                           Rohm Darmstadt GmbH

                  In order to compete with vertically integrated companies in the aerospace acrylic sheet market, such as Pilkington and Nordam, Polycast has formed alliances with certain customers to market products for sale into the commercial aerospace markets that compete directly with these vertically integrated companies.

                  Elf Atochem, Cyro and Ineos Acrylics, Inc. (formerly ICI Acrylics, Inc.), which are North American producers of acrylic sheet, also produce methyl methacrylate monomer ("MMA"), the principal raw material used in the manufacture of acrylic sheet, rods and tubes, or certain of the components thereof, making it possible for them to absorb increases in the cost of MMA and buy in large quantities, thereby availing themselves of volume discounts not available to Polycast. Since Polycast does not itself produce MMA, Polycast is unable to compete effectively with the low prices charged by these companies for general purpose acrylic sheet. See "- Polycast - Acrylic Products - Raw Materials."

                  Marketing

                  Polycast markets acrylic products under the POLYCAST(R) brand name. Polycast also markets acrylic products with special performance characteristics under individual brand names, such as:

o PILOTS' CHOICE(TM) (aerospace sheet with high optical clarity) for helicopter windshields,

o SOLACRYL(R) (specialty sheet which transmits ultraviolet rays) for tanning bed shields,

o        POLYDOR(R) (thermoformable sheet) used for orthopedic product,

o        S-A-R-coatings for specialty acrylic applications,

o VIPLEX(TM) (specialized fabrication of acrylic products) used in high end marine applications, and

o TOWNSEND/GLASFLEX(TM) (acrylic rods and tubes) used in display and medical applications.

                  Polycast markets its acrylic sheets, rods and tubes primarily through five sales representatives, who are employees, and through wholesale distributors.

                  Representative domestic customers and end users of Polycast's acrylic products include:

o        Beech Aircraft Corp.,

o        Bell-Helicopter Textron, Inc.,

o        The Boeing Company,

o        Cadillac Plastic and Chemical Co.,

o        The Cessna Aircraft Company,

o        Chris-Craft Industries, Inc.,

o        Commercial Plastics and Supplies Corp.,

o        Laird Plastics, Inc.,

o        Llamas Plastics, Inc.,

o        Sensormatic Electronics Corporation,

o        Sierracin/Sylmar Corporation,

o        Sikorsky Aircraft Corporation,

o        Texstar, Inc.,

o        Thunderbird Products Corp., and

o        Wellcraft Marine.

                  Representative foreign customers and end users of Polycast's acrylic products include:

o        Airbus Industries,

o        Agusta Helicopters,

o        Embraer - Empresa Brasileira de Aeronautica S.A., and

o        Hindustan Aeronautics Limited.

                  Polycast is not dependent upon a single customer or group of customers for sales of its acrylic products.

                  Manufacturing Facilities

                  Polycast manufactures acrylic sheet at its facility in Stamford, Connecticut and finishes and further processes acrylic sheet for certain applications at its facilities in Goodyear, Arizona, Hackensack, New Jersey, Melbourne, Florida and Rockledge, Florida. The Hackensack facility also serves as the principal warehouse for acrylic sheet products. Acrylic rods and tubes are produced at a facility in Pleasant Hill, Iowa. The Company owns the manufacturing and processing facilities in Stamford, Hackensack and Pleasant Hill and leases its facilities in Goodyear, Melbourne and Rockledge. The manufacturing operations formerly carried on in Stirling, New Jersey and Newport,
         Delaware have been substantially consolidated into the Stamford, Connecticut and Pleasant Hill, Iowa facilities during Fiscal 1998 and Fiscal 1999. The division leases office space used for its division headquarters adjacent to its Stamford, Connecticut manufacturing facility. See "Item 2. Properties."

                  Raw Materials

                  Since October 1, 1991, all of the division's requirements of MMA have been purchased from Ineos Acrylics, Inc. or its predecessor owners of the monomer business, ICI Acrylics, Inc. and E.I. duPont de Nemours & Co., currently pursuant to a supply agreement which obligates the division to purchase from Ineos and Ineos to supply the division with its requirements for MMA through March 16, 2005, subject to termination by the division upon eighteen months' advance notice or by Ineos upon a three years' advance notice. Under the supply agreement, the division is entitled to purchase MMA from other suppliers that offer the product at prices lower than those Ineos is willing to match. In addition, the supply agreement requires that any party that acquires all or substantially all of Ineos's assets used to manufacture MMA assume the obligations of Ineos under the agreement and further requires that any party that acquires all or substantially all of the Company's assets used to manufacture its acrylic sheet, rods and tubes assume the obligations of the division under the agreement.

                  In the event that Ineos elects to terminate the supply agreement, the Company believes that the division could obtain MMA from one or more alternate sources. However, each of the two major alternate domestic manufacturers and certain other major alternate foreign manufacturers of MMA compete (as does Ineos) with the division in the manufacture and sale of acrylic sheet. Thus, there can be no assurance that the division would be able to obtain MMA from these alternate sources at satisfactory prices, on a reliable basis or on terms otherwise satisfactory to the division.

                  Coated Fabrics Segment

                  The Company's Coated Fabrics Segment, which accounted for approximately $42.3 million (21 percent (21%)) of the Company's net sales for Fiscal 1999, is a leading manufacturer of vinyl coated fabrics and was a leading manufacturer of laminated composites. The Segment's product lines consisted of products for the automobile manufacturing industry, which accounted for 31 percent (31%) of total net sales of the Segment for Fiscal 1999, and the well known Naugahyde(R) brand name vinyl coated fabric products, which accounted for 69 percent (69%) of total net sales of the Segment for such fiscal year. See Item 1. "Corporate Developments - Completion of the Disposition of the Automotive Operations" and "Note 15 to Consolidated Financial Statements."

                  General

                  The  Segment's  automotive  product line  consisted of plastic
         vinyl  coated   fabrics  and  vinyl   laminated   composites   used  by
         manufacturers and custom fabricators in the production of:

o        vehicle seat coverings,

o        door panels,

o        arm rests,

o        consoles, and

o        instrument panels.

         The coated fabrics were durable, stain resistant, cost-effective alternatives to leather and cloth coverings. The Company sold the remaining business of the automotive operation of this Segment during the last quarter of Fiscal 1998. The operation consisted of the vinyl laminated composite line manufactured in Port Clinton, Ohio. The Segment continued to operate the Port Clinton, Ohio facility under a supply agreement until November 11, 1998.

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

                  The Segment has a state-of-the-art production line which produces coated fabrics and laminated composites in more than 600 colors and 45 textures and patterns.

                  Competition

                  The Coated Fabrics Segment competes with respect to its Naugahyde(R) products primarily on the basis of style, color and quality, as well as price and customer service through technical support and performance characteristics which meet customer needs.

                  The Segment's principal competitors with respect to its Naugahyde(R) products are:

o        C. G. Spradling & Company,

o        OMNOVA Solutions (formerly a part of GenCorp, Inc.), and

o        Mobern, Inc.

                  Marketing

                  The Segment's coated fabrics products were introduced by one of its predecessors more than 50 years ago and today are marketed under several nationally recognized brand names, including NAUGAHYDE(R), NAUGAFORM(R) and DURAN(R). BEAUTYGARD(R) is the name under which the Segment markets its cleaning agent-resistant coated fabrics, and its flame and smoke retardant coated fabrics are marketed under the brand name FLAME BLOCKER(TM).

                  The Segment markets and sells its coated fabrics primarily through 12 national sales representatives, who are employees of the Company, and independent sales representatives. In the furniture manufacturing market, it generally sells its coated fabrics through its sales representatives and to distributors who sell to furniture manufacturers, upholsterers and fabric distributors. Approximately 32 percent (32%) of the Segment's non-automotive market sales in Fiscal 1999 were to distributors.

                  Representative customers and end users of the Segment's coated fabrics include:

o        Bombardier, Inc.,

o        Club Car, Inc.,

o        Deere & Co.,

o        Freightliner Corporation,

o        Harley-Davidson, Inc.,

o        Kawasaki Heavy Industries, Inc.,

o        Lazy-Boy, Incorporated,

o        Michigan Seat Co.,

o        Monaco Coach Corporation,

o        Okamoto USA, Inc.,

o        Polaris Industries, Inc.,

o        Shelby Williams Industries, Inc., and

o        Yamaha Motor Corporation, USA.

                  Manufacturing Facilities

                  The Segment manufactures its coated fabrics at its facility located in Stoughton, Wisconsin. The Segment ceased manufacturing at its facility in Port Clinton, Ohio on November 11, 1998. Both of these facilities are owned by the Company. See "Item
          2. Properties."

                  Raw Materials

                  The principal raw materials for the Segment's coated fabrics are casting paper, knit fabric, PVC plastic resins and plasticizers. The Segment generally has multiple sources for these materials.

                  Specialty Adhesives Segment

                  The  Company's   Specialty  Adhesives  Segment  accounted  for
         approximately $28.4 million (approximately 14% percent (14%)) of the Company's total net sales for Fiscal 1999.

                  General

                  The Specialty Adhesives Segment comprises three general product lines: roofing adhesives and sealants, industrial adhesives and sealants and mirror mastics and sealants. The Segment is one of the leading manufacturers of adhesives for fully-bonded, EPDM commercial roofs. The Company supports Firestone Building Products Company, a division of Bridgestone/Firestone, Inc. ("Firestone"), an industry leader in the supply of Rubber Gard(R) EPDM single ply membrane, with a full line of bonding, splice, primer and sealer products. Approximately 68 percent (68%) of the Segment's Fiscal 1999 sales were roofing product shipments to Firestone. The fully-bonded adhesive products sold to Firestone pass through a rigorous development and production qualification process, resulting in an applied roof capable of withstanding exposure to environmental extremes. The Segment also produces and sells more than 200 industrial and commercial mirror adhesives and sealants under the brand names of Silaprene(R), Hydra Fast-En(R), Ultra/Bond(R), Extra/Build(R), SolidSeal(TM) and
         SolidBond(TM). These products are marketed to the transportation (non-automotive), furniture, foam fabrication and commercial mirror installation industries.

                  The Segment has doubled the size of its industrial sales force, introduced new Silaprene(R) products and packaging that feature the well-recognized brand name, and expanded its water-based adhesive line to position itself for increasingly stringent government legislation regarding health and safety requirements.

                  In addition, the Company acquired, on March 31, 1997, the C. Gunther Company ("Gunther"), a major marketer of mirror mastics to the residential and commercial construction industry located in Cary, Illinois. All Gunther operations were subsequently moved to the Company's South Bend facility.

                  The Segment sells splice and bonding adhesives for the EPDM rubber roofing market exclusively to Firestone pursuant to a five-year contract which was entered into in Fiscal 1995 and extended on June 9, 1998, by an additional 34 months to expire on December 31, 2002 (the "Firestone Agreement"). Under the terms of the Firestone Agreement, Firestone is obligated to purchase from the Segment a minimum of 80 percent (80%) of its annual volume requirements of splice and bonding adhesives for the EPDM rubber roofing market. In Fiscal 1999, 1998 and 1997, Firestone purchased 68 percent (68%), 67 percent (67%) and 79 percent (79%), respectively, of the Segment's total net sales of adhesives and sealants for such periods. Sales to Firestone during the fiscal year ended September 26, 1999, represented 9.5 percent (9.5%) of the Company's net sales for such fiscal year. The loss of Firestone as a customer would have an adverse effect on the Company's Specialty Adhesives Segment. Firestone will acquire the Company's patent for splice adhesive on February 22, 2000.

                  Competition

                  Pursuant to the exclusivity terms of the Firestone Agreement, the Company does not compete with respect to its roofing adhesives and sealants. As to its industrial adhesives and sealants, the Company competes principally on the basis of price and the performance characteristics of its products.

                  The Segment's principal competitors in the adhesives and sealants market for EPDM rubber roofing applications are:

o        Adco Technologies, Inc.,

o        Ashland Chemical Company,  and

o        TACC International Corp.

                  Carlisle Syntec Systems supplies these adhesives primarily for its own single-ply roofing system and consequently competes indirectly with the Segment.

                  In  the  industrial   adhesives  and  sealants  markets,   the
         Segment's primary competitors include:

o        Imperial Adhesives, Inc.,

o        Manus Corporation,

o        Minnesota Mining and Manufacturing Corporation,

o        Palmer Products Corp., and

o        Sika Corporation.

                  Marketing

                  The Segment's industrial adhesives and sealants are marketed under the brand name Silaprene(R). Its water-based adhesives are also marketed under the brand name Hydra Fast-En(R). The Segment's Silaprene(R) products have established name recognition in and are important in the recreational vehicle and truck trailer manufacturing markets. Hydra Fast-En(R) adhesives are beginning to establish market share in the foam fabrication, plastic fabrication, recreational vehicle and marine markets. Recognized trademarks in the mirror and glass industry, purchased as part of the C. Gunther acquisition, are Ultra/Bond(R), Extra/Build(R), Prime-N-Seal(TM), Premier(TM), Mirror & More Cleaner(TM) and Seal-Kwik(TM).

                  The Segment's roofing adhesives and sealants are marketed under Firestone's brand names. The Company indirectly holds an important position in the splice adhesives and bonding adhesives market through Firestone, which continues to control significant market share of the EPDM rubber roofing market.

                  The Segment markets its industrial adhesives and sealants throughout the United States and Canada primarily to manufacturers through a network of 200 authorized distributors, 19 independent representatives and five sales representatives located throughout the United States and Canada. Pursuant to its obligation under the Firestone Agreement, the Segment does not market its splice and bonding adhesives for the EPDM rubber roofing market.

                  The Segment's roofing adhesives business is seasonal, increasing in the warmer months of the year due to an increase in roofing and other construction activities in such months, and is sensitive to adverse weather conditions.

                  Manufacturing Facilities

                  On July 17, 1996, the Company acquired a manufacturing facility in South Bend, Indiana consisting of approximately 240,000 square feet for $1.8 million and spent an additional $6.7 million for building renovations, new equipment and moving expenses. The move was completed on February 18, 1997 and now provides a modern and efficient manufacturing plant with significant additional capacity, an excellent research center and office space for the High Performance Plastics Segment's headquarters and certain other corporate operations. See "Item 2. Properties."

                  Raw Materials

                  The division's adhesives and sealants use a variety of raw materials such as rubber, resins and solvents, which are generally available from multiple sources. The division's principal suppliers of such raw materials and containers include:

o        Bayer Corporation,

o        Cleveland Steel Container Corp.,

o        Citgo Petroleum Corporation,

o        duPont Dow Elastomers,

o        Elf Atochem North America, Inc.

o        Schenectady International,

o        Ashland Chemical, and

o        Sun Chemical Company, Inc.

         The Company has long-term supply agreements with:

o        Elf Atochem North America, Inc.,

o        Cleveland Steel Container Corporation,

o        duPont Dow Elastomers,

o        Federal Packaging, and

o        Sun Chemical Company, Inc.,

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

         Employees

                  The Company has approximately 1,210 employees, including approximately 830 hourly wage employees and 380 salaried employees. The Company believes that at the present time its workforce is adequate to conduct its business and that its relations with employees are generally satisfactory.

                  The  Company is a party to a number of  collective  bargaining agreements. Approximately 130 hourly wage employees of the Company's acrylic sheet manufacturing facility located in Stamford, Connecticut are covered by an agreement expiring on March 31, 2000 with Teamsters Local 191, which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "Teamsters"). Approximately 40 employees at the Company's Hackensack, New Jersey acrylic sheet manufacturing and warehouse facility are covered by an agreement expiring on February 3, 2002 with UNITE, New York/New Jersey Regional Joint Board ALF-CIO, CLC. At the Company's coated fabrics manufacturing facility located in Stoughton, Wisconsin, another approximately 150 hourly employees of the Company are covered by an agreement expiring on September 17, 2001 with Local 1207 of P.A.C.E. (formerly known as the United Paperworkers International Union). A separate agreement expiring on April 25, 2003 with the United Steel Workers of America, United Rubber Workers Division (the "USWA") covers approximately 40 hourly wage employees at the Company's adhesives and sealants manufacturing facility located in South Bend, Indiana. In connection with the Fiscal 1998 sale of the automotive operations at Port Clinton, Ohio (see "Item 1. Corporate Developments Completion of the Disposition of the Automotive Operations") the Company terminated the 85 hourly wage employees at the Port Clinton, Ohio facility in Fiscal 1999.

                  On July 20, 1995 the National Labor Relations Board certified the United Paperworkers International Union, now known as P.A.C.E., as the exclusive collective bargaining representative for the approximately 160 hourly wage employees at the Company's thermoplastic products plant in Warsaw, Indiana. The Company challenged the election which led to such certification and, accordingly, did not recognize the union. On October 24, 1996, the United States Court of Appeals for the Seventh Circuit denied the Company's appeal. The Company has since recognized the union and on December 18, 1999, ratified a three year contract that will expire on December 18, 2002.

                  During July 1999, negotiations with the United Rubber Workers Union, in connection with the collective bargaining agreement covering the hourly wage employees at the Company's adhesives and sealants manufacturing facility located in South Bend, Indiana, broke down, and a strike ensued for approximately three weeks. The strike did not have an adverse effect on operations of the Specialty Adhesives Segment.

                  Richard D. Kimbel, the former President of United Rubber Workers Union Local 65 (Mishawaka), is a director of the Company.

         Trademarks and Patents

                  The Company owns and controls patents, trade secrets, trademarks, trade names, copyrights and confidential information, which in the aggregate are material to its business. The Company is not materially dependent, however, upon any single patent or trademark. The Company has several trademarks that have wide recognition and are valuable to its business. Among the trademarks that are of material importance to the Company are NAUGAHYDE(R), NAUGAFORM(R), DURAN(R), ROYALITE(R), PILOTS' CHOICE(TM), POLYCAST(R), VIPLEX(TM). SILAPRENE(R), HYDRA FAST-EN(R), GUNTHER ULTRA/BOND(R) and GUNTHER EXTRA/BUILD(R). The Company's trademarks are registered in the United States and in a number of foreign jurisdictions with terms of registration expiring generally between 2000 and 2004. No trademark registration of material importance to the Company expired during Fiscal 1999. The Company intends to renew in a timely manner all those trademarks that are required for the conduct of its business. The Company also holds more than 20 patents and pending patents worldwide.

                  The Company uses the trade name and trademark "Uniroyal" pursuant to a license from Uniroyal Goodrich Licensing Services, Inc.

         Research and Development

                  The Company is actively engaged in research and development programs designed to develop new products, manufacturing processes, systems and technologies and to enhance its existing products and processes. Research and development is conducted within each business segment of the Company. Investment in research and development has been an important factor in establishing and maintaining the Company's competitive position in many of the specialized niche markets in which its products are marketed. For example, the Company's research and development efforts have led to the development of water-based adhesives (see "Business Segments - Specialty Adhesives"), bullet resistant acrylic sheet and acrylic sheet for use in commercial aquariums (see "Business Segments - High Performance Plastics - Polycast Acrylic Products"). The Company spent approximately $2.2 million for research and development during Fiscal 1999 compared to approximately $2.7 million during Fiscal 1998. The decline in research and development expenditures is primarily attributable to the exit from the automotive operations of the Coated Fabrics Segment.

                  The Company  currently  employs a staff of 27  individuals  in connection with its research and development efforts. The individuals include chemists, process development engineers and laboratory technicians and are responsible for new product development and improvement of production processes. The allocation of research and development staff among the Company's business segments is as follows:
         12 at High Performance Plastics, eight at Coated Fabrics and seven at Specialty Adhesives.

         Backlog

         At September 26, 1999, the Company had backlog orders aggregating approximately $22.4 million, as compared to approximately $25.1 million as of September 27, 1998. Management presently anticipates that all backlog orders will be filled within the next 12 months. Backlog orders for each of the Company's business segments were as follows as of the indicated dates:

                                      September 26,               September 27,
                                          1999                         1998
                                      -------------               -------------
                                                   (in thousands)

         High Performance Plastics    $  13,604                    $  14,994
         Coated Fabrics                   4,434                        5,368
         Specialty Adhesives              4,394                        4,747
                                      ---------                    ---------
         Total                        $  22,432                    $  25,109
                                      =========                    =========

         Working Capital Items

                  Many of the markets in which the Company competes, including the aerospace acrylic sheet market and the optoelectronics market, are characterized by long lead times for new products requiring significant working capital investment by the Company and extensive testing, qualification and approval by the Company's customers and end users of its products. The Company faces a significant risk that customers and end users in such markets may not select the Company's new products after it has incurred significant costs for, among other things, research and development, manufacturing equipment, training and facility-related overhead expenses to develop such products.

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

                  In Fiscal 1999, 1998 and 1997, the amount of capital expenditures related to environmental matters was immaterial and the amount of such expenditures is expected to be immaterial in Fiscal 2000. In the future, as the requirements of applicable law impose more stringent controls at Company facilities, expenditures related to environmental and worker health and safety are expected to increase. While the Company does not currently anticipate having to make any material capital expenditures in order to comply with these laws and regulations, if the Company is required to do so, such expenditures could have a material impact on its earnings or competitive position in the future.

                  In connection with its acquisition of a manufacturing facility in South Bend, Indiana on July 17, 1996, the Company assumed the costs of remediation of soil and groundwater contamination resulting from the leaking of solvents used in the operation of the plant by its former owner. The Company is conducting the remediation voluntarily pursuant to an agreement with the Indiana Department of Environmental Management. The Company estimates that such remediation will cost approximately $1.0 million over a five-to-seven-year period. In connection with its acquisition of the facility, the Company placed in escrow, in accordance with the terms of the purchase agreement, $1.0 million of the $1.8 million purchase price to be applied to such remediation costs. Through Fiscal 1999, the Company has incurred costs of approximately $615,000 in connection with such remediation.

                  Pursuant to a 1992 settlement agreement with the United States Environmental Protection Agency (the "EPA"), the United States Department of the Interior and the States of Wisconsin and Indiana (the "EPA Settlement Agreement") in the event that the United States, Wisconsin or Indiana asserts a claim against the Company for response costs associated with pre-petition disposal activities at certain sites, the governmental party will be entitled to pursue its claim in the ordinary course, and the Company will be entitled to assert all of its defenses. However, if and when the Company is held liable, and if the liability is determined to arise from pre-petition disposal activities of its predecessors, the Company may pay the liability in discounted "plan dollars" (i.e., the value of the consideration that the party asserting such claim would have received if the liability were treated as a general unsecured claim under the Plan of Reorganization of the predecessors). Such payment may be made in cash or in the Company's stock, or a combination thereof, at the Company's option. Claims arising from real property owned by the Company are not affected by the EPA Settlement Agreement.

                  The Company received a letter dated October 30, 1997, from the EPA, Region 5, informing the Company that it might be financially responsible for a pollution incident at the plant formerly leased by the Company at 312 North Hill Street, Mishawaka, Indiana. The EPA later notified the Company that it expected the Company to pay for part or all of the approximately $1.7 million of costs associated with the clean-up of a portion of such plant. The Company and the EPA have negotiated a settlement under the EPA Settlement Agreement, whereby the EPA was given an allowed unsecured claim of $1.7 million under the Plan of Reorganization of the Company's predecessors and the Company paid $525,000 to the EPA in Fiscal 1999.

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

                  Based upon information available as of September 26, 1999, the Company believes that the costs of environmental remediation for which it may be liable have either been adequately reserved for or are otherwise unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

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

                  A substantial  portion of the thermoplastic  sheet business of the High Performance Plastics Segment (other than that acquired from Shenandoah), as well as the businesses of the Coated Fabrics Segment and the Specialty Adhesives Segment (formerly the Specialty Foams and Adhesives Segment), originated in the chemical and plastics operations of the U.S. Rubber Company (later known as Uniroyal, Inc. ("Uniroyal")). These operations were conducted by segments of Uniroyal until 1985, when Uniroyal Plastics Company, Inc. ("UPC") was formed by Uniroyal as a wholly-owned subsidiary to hold these operations. In October 1986, Jesup, indirectly, through its wholly-owned subsidiary, Uniroyal Plastics Acquisition Corp. ("UPAC"), acquired UPC from Uniroyal. Following its acquisition of UPC, Jesup combined the thermoplastic sheet operations acquired from UPC with its existing thermoplastic sheet and acrylic sheet, rod and tube businesses in a subsidiary known as Polycast Technology Corporation ("Old Polycast"). Jesup also transferred what is now the Coated Fabrics Segment of the Company's business into Uniroyal Engineered Products, Inc. ("Old UEP") and the adhesives and sealants business of what is now its Specialty Adhesives Segment into Uniroyal Adhesives and Sealants Company, Inc. ("Old UAS"). The assets of the specialty foam business were transferred from UPC to Ensolite, Inc. ("Old Ensolite"). Old Polycast, Old UEP, Old Ensolite and Old UAS are referred to herein as the "Predecessor Companies." UPC is currently in bankruptcy liquidation and was an affiliate of the Predecessor Companies. UPAC's plan of reorganization was substantially implemented in November 1993.

                  In October and November 1991, the Predecessor Companies and one other subsidiary of Jesup filed voluntary bankruptcy petitions with the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") for relief under Chapter 11 of Title 11 of the United States Code, as amended (the "Bankruptcy Code").

                  The plan of reorganization of the Predecessor Companies was substantially consummated on September 27, 1992. Pursuant to the Plan of Reorganization, each of the Predecessor Companies transferred substantially all of its assets to a newly organized subsidiary of the Company with a name that was substantially identical to the name of its corresponding Predecessor Company. In exchange, each of these new subsidiaries, including Polycast Technology Corporation ("Polycast"), Uniroyal Engineered Products, Inc. ("UEP"), Uniroyal Adhesives and Sealants Company, Inc. ("UAS") and Ensolite, Inc. ("Ensolite"), agreed to assume certain of the liabilities of its corresponding Predecessor Company. In addition, the Company issued, or authorized for issuance, 9,575,000 shares of its Common Stock to holders of allowed unsecured claims against the Predecessor Companies and 50 shares of Series A Preferred Stock and 50 shares of Series B Preferred Stock to the Pension Benefit Guaranty Corporation (the "PBGC"). The Bankruptcy Court issued its final decree closing the bankruptcy of the Predecessor Companies on September 27, 1999.

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

                  On April 14, 1998, the Company  transferred  all of the assets of its High Performance Plastics Segment to a newly created wholly-owned subsidiary, High Performance Plastics, Inc. (HPPI). On that same day HPPI, as borrower entered into a credit agreement with Uniroyal HPP Holdings, Inc. (the parent of HPPI and a wholly-owned subsidiary of the Company), the Company and certain banks, including Fleet National Bank. The credit agreement provided, among other things, for the borrowing by HPPI of an aggregate principal amount of up to $110 million. On April 14, 1998, HPPI paid approximately $95 million to the Company. The Company used this amount to defease the outstanding 11.75% Senior Secured Notes due June 1, 2003, including the call premium and interest accrued through the call date and to pay down its revolving line of credit with CIT. The redemption of the outstanding Senior Secured Notes was completed by June 1, 1998 at a call premium of 4.41%.

Item 2. Properties

         The following table sets forth the location, size, general character and nature of the Company's facilities:



                                    SQUARE FEET       GENERAL CHARACTER
LOCATION AND ENTITY                 OF FACILITY          OF PROPERTY                         LEASED OR OWNED
-------------------                 -----------       ------------------                     ---------------
Corporate
-----------
Sarasota, Florida                         11,000      Corporate offices                             Leased
Stirling, New Jersey                      50,000      Manufacture of acrylic sheet, rods & tubes    Owned (Leased
                                                        - currently for sale                           to HPPI)
Port Clinton, Ohio                       240,000      Previously manufactured coated fabrics        Owned
                                                        products - currently for sale
High Performance Plastics Segment
----------------------------------
Goodyear, Arizona                         25,000      Fabrication of acrylic sheet                  Leased
Redlands, California                      60,000      Manufacture of thermoplastic products         Owned
Stamford, Connecticut                     81,000      Manufacture of cell cast acrylics             Owned
Stamford, Connecticut                      5,500      Offices                                       Leased
Melbourne, Florida                        46,250      Fabrication of acrylic sheet                  Leased
Rockledge, Florida                        39,772      Fabrication of acrylic sheet                  Leased
Rome, Georgia                             45,000      Manufacture of thermoplastic products         Owned
South Bend, Indiana                       12,000      Offices                                       Leased from UEPI
Warsaw, Indiana                          225,000      Manufacture of thermoplastic products,        Owned
                                                        custom compounding and warehouse
Pleasant Hill, Iowa                       49,000      Manufacture of acrylic rods & tubes           Owned (Ground Lease
                                                                                                       on Real Estate)
Hackensack, New Jersey                    46,000      Manufacture of cell cast acrylics             Owned
Stirling, New Jersey                      50,000      Manufacture of acrylic sheet, rods & tubes    Leased from Corporate

Coated Fabrics Segment
----------------------
Stoughton, Wisconsin                     198,275      Manufacture of coated fabrics products        Owned

Specialty Adhesives Segment
---------------------------
South Bend, Indiana                      240,000      Manufacture of adhesives and sealants         Owned (Portion
                                                                                                      leased to HPPI)
Optoelectronics Segment
-----------------------
Tampa, Florida                            77,000      Manufacture of epitaxial wafers and
                                                        package-ready die                           Leased


All of the properties owned by the High Performance Plastics Segment are subject to the liens of mortgages securing HPPI's credit agreement with Fleet National Bank. See "Note 10 to Consolidated Financial Statements."

                  In conjunction with plant consolidations at the Polycast division, see "Note 2 to Consolidated Financial Statements," and in order to address concerns of the Federal Trade Commission, see "Item 3. Legal Proceedings", the Company plans to sell the Stirling, New Jersey facility which is owned by the Company and leased to HPPI.

Item 3. Legal Proceedings

                  By letter dated January 30, 1998, the Denver Regional Office of the U.S. Federal Trade Commission ("FTC") notified the Company that it was conducting a non-public investigation into the Company's acquisition of the Townsend Plastics Division of Townsend Industries in September 1997. The purpose of the investigation was to determine whether the transaction violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, Section 5 of the Federal Trade Commission Act, 15 U.S.C. Section 45, or any other law enforced by the FTC. The Company has been cooperating with the FTC in its investigation. The Company has been in discussions with the staff of the FTC seeking to meet the concerns of both the Company and the FTC. Management does not expect the cost of compliance with the FTC requests to have a material adverse effect upon the Company's results of operations, cash flows or financial position. The Company is currently seeking to sell certain assets to another entity that could compete with Townsend/Glasflex in
         order   to   increase    competition   in   the   markets   served   by
         Townsend/Glasflex.

                  The Company is involved in certain proceedings in the ordinary course of its business which, if determined adversely to the Company would, in the opinion of management, not have a material adverse effect on the Company or its operations.

                  In connection with its reorganization, the Company entered into a number of settlement agreements, including certain agreements relating to environmental matters. See "Item 1. Business - History of the Company - Predecessor Companies."

Item 4. Submission of Matters to a Vote of Security Holders

                  No matter was submitted during the fourth quarter of Fiscal 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                  Prior to the effective date of the Plan of Reorganization, none of the Company's common stock, par value $.01 per share (the "Common Stock"), was issued, and consequently there was no public market for the Common Stock. The Common Stock was admitted to trading on the NASDAQ National Market System ("NASDAQ") on September 28, 1992 and trades under the symbol "UTCI." At the close of trading on November 30, 1999, the price per share of Common Stock was $16.50.

                  As of November 30, 1999, there were 1,048 holders of record of shares of Common Stock.

                  The following table sets forth the high and low sales price per share of the Company's Common Stock as reported by NASDAQ for the indicated dates:

                                    -----------------------------           -----------------------------
                                          Fiscal Year Ended                        Fiscal Year Ended
                                         September 26, 1999                       September 27, 1998
                                    -----------------------------           -----------------------------

                Quarter               High                 Low                 High                 Low
                --------------      ---------          ----------            ---------       -------------
                --------------      ---------          ----------            ---------          ----------
                First               $  10.750          $    9.000            $   6.625           $   3.938
                --------------      ---------          ----------            ---------           ---------
                Second              $  10.125          $    7.938            $   9.000           $   5.313
                --------------      ---------          ----------             --------            --------
                Third               $   9.938          $    7.250            $  10.250           $   7.750
                --------------       --------          ----------            ---------            --------
                Fourth              $  12.625          $    9.500            $  10.875           $   9.000
                --------------      ---------          ----------            ---------           ---------


                  The holders of record of shares of Common Stock are entitled to receive dividends when and as declared by the Board of Directors of the Company, provided that the Company has funds legally available for the payment of such dividends and is not otherwise contractually restricted from making payment thereof. The Company has not paid any cash dividends on the common stock in the last three fiscal years. The Company's ability to pay cash dividends on Common Stock was previously restricted by the indenture in connection with the Company's Senior Secured Notes. See "Note 10 to Consolidated Financial Statements."

Item 6. Selected Financial Data

                  The following historical financial data as of September 26, 1999 and September 27, 1998 and for each of the three years in the period ended September 26, 1999 have been derived from consolidated financial statements of the Company audited by Deloitte & Touche LLP and contained elsewhere in this Form 10-K. The selected historical financial data presented below as of September 28, 1997, September 29, 1996 and October 1, 1995 and for the fiscal years ended September 26, 1996 and October 1, 1995 have been derived from audited financial statements of the Company. All of the financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and other financial information contained in this Form 10-K.

                                                                        SELECTED FINANCIAL DATA
                                          ----------------- ---------------- ----------------- ---------------- --------------
                                           September 26,     September 27,    September 28,     September 29,    October 1,
                                                1999             1998              1997             1996            1995
                                          ----------------- ---------------- ----------------- ---------------- --------------
                                                            (in thousands, except share and per share data)
Operating Data:
Net Sales                                   $   201,433       $   220,616      $   208,524       $   209,348     $  214,951
Depreciation and other amortization1              9,157             8,720            8,304             9,848          9,521
Income (loss) before interest, income
  taxes, minority interest and extra-
  ordinary item                                  12,836            22,817           10,594           (12,749)         9,549
Interest expense - net                           (9,352)           (9,382)          (9,384)           (9,773)       (10,029)

Income tax (expense) benefit                       (155)           (5,607)            (831)            8,121            189
Income (loss) before minority interest
  and extraordinary item                          3,329             8,027              379           (14,401)          (291)
Minority interest                                 2,191               199                -                 -              -
Extraordinary (loss) gain                             -            (5,637)               -                 -            363
Net income (loss)                           $     5,520       $     2,390      $       379       $   (14,401)    $       72
Income (loss) per common share -
  basic:2
  Income (loss) before extraordinary
    item                                    $      0.45       $      0.61      $      0.01       $     (1.13)    $    (0.06)
  Extraordinary (loss) gain                           -             (0.43)               -                 -           0.03
                                            -----------       -----------      -----------       -----------     ----------
  Net income (loss) per share               $      0.45       $      0.18      $      0.01       $     (1.13)    $    (0.03)
                                            ===========       ===========      ===========       ===========     ==========
Average number of shares used in
computation3                                 12,157,996        13,231,542       13,316,965        13,167,466      13,014,910
                                            ===========        ==========       ==========        ==========      ==========
Income (loss) per common share -
  assuming dilution:2
  Income (loss) before extraordinary
    item                                    $      0.42       $      0.55      $      0.01       $     (1.13)    $    (0.06)
  Extraordinary (loss) gain                           -             (0.39)               -                 -           0.03
                                            -----------       -----------      -----------       -----------     ----------
  Net income (loss) per share               $      0.42       $      0.16      $      0.01       $     (1.13)    $    (0.03)
                                            ===========       ===========      ===========       ===========     ==========
Average number of shares used in
computation                                  13,286,334       14,631,068        13,423,554        13,167,466     13,014,910
                                            ===========       ==========       ===========       ===========     ==========
Balance Sheet Data:
Cash and cash equivalents                   $     4,182       $     5,585      $       244       $     2,023     $      291
Working capital                                  20,294            36,146           33,358            29,148         31,292
Total assets                                    213,201           186,351          181,491           170,786        180,483
Long-term debt (including current
  portion)                                      123,008           105,658           89,647            72,775         76,763
Stockholders' equity                             31,133            32,311           40,032            43,499         57,669



         (1) Excludes amortization of reorganization value in excess of amounts allocable to identifiable assets of $377,000, $754,000, $765,00 and $769,000 for the fiscal years ended September 27, 1998, September 28,
         1997, September 29, 1996 and October 1, 1995, respectively.

         (2) Includes effect of preferred stock dividends of $220,000,  $420,000 and $420,000  declared for the Fiscal years ended  September  28, 1997,
         September 29, 1996 and October 1, 1995, respectively.

         (3) See Exhibit 11.1,  "Statement Regarding Computation of Earnings Per
         Share."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis by the Company's management should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements and Supplementary Data" appearing elsewhere in this Form 10-K.

         Results Of Operations

                  Comparison of Fiscal 1999 with Fiscal 1998

                  Net Sales. The Company's net sales decreased approximately 9% in Fiscal 1999 to $201.4 million from $220.6 million in Fiscal 1998. The decrease is primarily attributable to the sale of the automotive operations of the Coated Fabrics Segment in Fiscal 1998 and the gradual phase-out of those operations. Excluding automotive operations from both periods, sales increased approximately 5% in Fiscal 1999 compared to Fiscal 1998.

                  Net sales in the High Performance  Plastics Segment  increased in Fiscal 1999 by approximately 1% to $130.2 million from $128.6 million in Fiscal 1998. Declines in unit volume of Royalite thermoplastic products and Polycast acrylic sheet were more than offset by incremental sales resulting from the acquisition of ViPlex Corporation in the third quarter of Fiscal 1998 and the acquisition of Happel Marine, Inc. in the third quarter of Fiscal 1999.

                  The Coated Fabrics Segment's net sales decreased approximately 38% in Fiscal 1999 to $42.3 million from $67.9 million in Fiscal 1998. The decrease resulted primarily from a decline in automotive sales due to the gradual phase-out of its automotive operations. See "Item 1. Business - Corporate Developments - Completion of the Disposition of the Automotive Operations." Automotive sales approximated $13.1 million during Fiscal 1999 compared to approximately $40.4 million in Fiscal 1998. Excluding automotive sales from both periods, sales of Naugahyde(R) vinyl coated fabrics increased approximately 6% in Fiscal 1999 as compared to Fiscal 1998 as a result of an increase in unit volume and selling prices.

                  Net sales in the Specialty Adhesives Segment increased in Fiscal 1999 by approximately 18% to $28.4 million from $24.1 million in Fiscal 1998. This increase in sales is primarily attributable a strong demand for roofing adhesives and sealants and increased sales as a result of a tolling agreement with a major adhesives company.

                  Net sales in the Optoelectronics Segment were $485,000 during Fiscal 1999. The Segment is in the developmental stage. Inventory was provided to the Segment under a supply agreement with the Segment's joint venture partner. The Tampa, Florida production facility is expected to begin production for commercial applications in the second quarter of Fiscal 2000. The Segment did not have sales during Fiscal 1998.

                  Income Before Interest, Income Taxes, Minority Interest and Extraordinary Item. In Fiscal 1999, the Company had income before interest, income taxes, minority interest and extraordinary item of $12.8 million as compared to income before interest, income taxes, minority interest and extraordinary item of $22.8 million for Fiscal 1998. The decrease is primarily due to a loss of revenues associated with the gradual phase-out of the automotive operations of the Coated Fabrics Segment, temporary production inefficiencies as a result of a major plant consolidation at the High Performance Plastics Segment and start-up costs for the Optoelectronics Segment.

                  Income before interest, income taxes, minority interest and extraordinary item for the High Performance Plastics Segment decreased in Fiscal 1999 by approximately 4% to $15.5 million from $16.1 million in Fiscal 1998. The decrease is due to temporary production inefficiencies as a result of a major plant consolidation at the Polycast acrylic division as well as reduced sales volume for both Royalite thermoplastic products and Polycast acrylic products.

                  The Coated Fabrics Segment's income before interest, income taxes, minority interest and extraordinary item in Fiscal 1999 was approximately $4.2 million compared to income before interest, income taxes, minority interest and extraordinary item of $8.9 million in Fiscal 1998. The decrease of $4.7 million was principally due to the loss of revenues from the gradual phase-out of its automotive operations, as well as certain incremental costs related to the closure of the Port Clinton, Ohio facility used to produce automotive products.

                  Income before interest, income taxes, minority interest and extraordinary item for the Specialty Adhesives Segment increased approximately 42% to $2.7 million in Fiscal 1999 from $1.9 million in Fiscal 1998. The increase is primarily a result of increased sales volume.

                  Loss before interest, income taxes, minority interest and extraordinary item for the Optoelectronics Segment was $5.1 million in Fiscal 1999 compared to a loss of $398,000 in Fiscal 1998. The loss is attributable to start-up expenses incurred by the Optoelectronics Segment.

                  Amortization of reorganization value in excess of amounts allocable to identifiable assets in Fiscal 1999 was zero compared to $377,000 in Fiscal 1998. The decrease resulted from the write-off of the remaining reorganization value in excess of amounts allocable to identifiable assets in the third quarter of Fiscal 1998. The write-off was in conjunction with the reduction of the deferred tax valuation allowance relating to the acquired tax loss carryforward benefits.

                  Approximately $4.5 million of miscellaneous expense in Fiscal 1999 was not allocated to any segment of the Company's business compared to $3.3 million in Fiscal 1998.

                  Interest Expense. Interest expense in Fiscal 1999 and Fiscal 1998 approximated $9.4 million. Overall, the effect of the increase in debt was offset by a decrease in overall interest rates obtained through the Fiscal 1998 refinancing. See "Note 10 to Consolidated Financial Statements."

                  Income Tax Expense. Income tax expense in Fiscal 1999 was approximately $155,000 compared to $5.6 million in Fiscal 1998. The provisions for income tax benefit were calculated by the Company through use of the effective income tax rates based upon its actual income. The Fiscal 1999 tax expense was reduced approximately $2.3 million due to a tax benefit recognized through the carryback effect of a Fiscal 1999 capital loss.

                  Extraordinary Loss on the Extinguishment of Debt. The extraordinary loss on the extinguishment of debt during Fiscal 1998 was $5.6 million. This amount represents the loss recognized when the Company early retired the remaining $72.3 million of its 11.75% Senior Secured Notes, including a call premium payment of 4.41% and write-off of applicable debt issuance cost and unamortized debt discount, net of income tax benefit of approximately $2.8 million. See "Note 10 to Consolidated Financial Statements."

                  Comparison of Fiscal 1998 with Fiscal 1997

                  Net Sales. The Company's net sales increased approximately 6% in Fiscal 1998 to $220.6 million from $208.5 million in Fiscal 1997.

                  Net sales in the High Performance Plastics Segment increased in Fiscal 1998 by approximately 8% to $128.6 million from $118.8 million in Fiscal 1997. The increase is due to the net effect of an increase in unit volume at Royalite which was slightly offset by a small decline in overall average unit selling prices combined with the net effect of a slight decline in unit volume at Polycast which was more than offset by an increase in average unit selling prices. The High Performance Plastics Segment also benefited from the acquisitions of the Lucite(R) S-A-R business and Townsend Plastics which were acquired during the fourth quarter of Fiscal 1997, and the acquisition of ViPlex Corporation, which was acquired on May 22, 1998.

                  The Coated Fabrics Segment's net sales decreased approximately 1% in Fiscal 1998 to $67.9 million from $68.8 million in Fiscal 1997. The decrease resulted primarily from a decline in automotive sales due to the gradual phase-out of its automotive operations. The decline was partially offset by an increase in selling prices for the Segment's Naugahyde(R) vinyl coated fabrics.

                  Net sales in the Specialty Adhesives Segment increased in Fiscal 1998 by approximately 15% to $24.1 million from $20.9 million in Fiscal 1997. This increase in sales is primarily attributable to the acquisition of C. Gunther Company on March 31, 1997, increased sales of Hydra Fast-En(R) products, increased sales of Silaprene(R) primarily in the truck body and trailer markets and increased sales as a result of a tolling agreement with a major adhesives company.

                  Income Before Interest, Income Taxes, Minority Interest and Extraordinary Item. In Fiscal 1998, the Company had income before interest, income taxes, minority interest and extraordinary item of $22.8 million as compared to income before interest, income taxes, minority interest and extraordinary item of $10.6 million for Fiscal 1997. All of the Company's major business segments recorded significant increases in Fiscal 1998.

                  Income before interest, income taxes, minority interest and extraordinary item for the High Performance Plastics Segment increased in Fiscal 1998 by approximately 54% to $16.1 million from $10.5 million in Fiscal 1997. The increase was a result of a more favorable sales mix leading to higher margins for both the Royalite and Polycast divisions, incremental earnings from prior year and current year acquisitions and a change in methodology for the allocation of corporate overhead expenses.

                  The Coated Fabrics Segment's income before interest, income taxes, minority interest and extraordinary item in Fiscal 1998 was approximately $8.9 million compared to income before interest, income taxes, minority interest and extraordinary item of $2.1 million in Fiscal 1997. The increase of $6.8 million was principally due to the net result of lower manufacturing costs for the Segment's automotive operations as a result of the gradual phase-out, the reversal of rebate accruals applicable to such business and a change in the methodology for the allocation of corporate overhead expenses. Also, increased production costs were incurred in Fiscal 1997 as a result of a raw materials supplier's decision to exit its business. As a result, the Segment incurred additional costs in Fiscal 1997 to qualify its products using comparable raw materials available from other supply sources.

                  Income before interest, income taxes, minority interest and extraordinary item for the Specialty Adhesives Segment was $1.9 million in Fiscal 1998 as compared to a loss before interest, income taxes, minority interest and extraordinary item of $346,000 in Fiscal 1997. The income before interest, income taxes, minority interest and extraordinary item in Fiscal 1998 was due to significantly increased sales, the incremental earnings from the acquisition of C. Gunther Company, operating efficiencies as a result of the relocation to the new South Bend facility and a change in methodology for the allocation of corporate overhead expenses.

                  Loss before interest, income taxes, minority interest and extraordinary item for the Optoelectronics Segment was $398,000 in Fiscal 1998. The loss is attributable to start-up expenses incurred by the Optoelectronics Segment. Planned principal operations have not yet commenced. The Segment was not in existence during Fiscal 1997.

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

                  Approximately $3.3 million of miscellaneous expense in Fiscal 1998 was not allocated to any segment of the Company's business compared to $958,000 in Fiscal 1997. During Fiscal 1998 the Company changed its methodology for the allocation of corporate overhead expenses from an allocation of 100% of certain corporate costs to an allocation of costs based upon 3.0% - 3.5% of segment sales. Prior fiscal year amounts were not restated.

                  Interest Expense. Interest expense in Fiscal 1998 and Fiscal 1997 approximated $9.4 million. Overall, the effect of the increase in debt was offset by a decrease in overall interest rates obtained through the Fiscal 1998 refinancing. See "Note 10 to Consolidated Financial Statements."

                  Income Tax Benefit. Income tax expense in Fiscal 1998 was approximately $5.6 million as compared to an expense of $831,000 in Fiscal 1997. The provisions for income tax benefit were calculated by the Company through use of the effective income tax rates based upon its actual income.

                  Extraordinary Loss on the Extinguishment of Debt. The extraordinary loss on the extinguishment of debt during Fiscal 1998 was $5.6 million. This amount represents the loss recognized when the Company early retired the remaining $72.3 million of its 11.75% Senior Secured Notes, including a call premium payment of 4.41% and write-off of applicable debt issuance cost and unamortized debt discount, net of income tax benefit of approximately $2.8 million. See "Note 10 to Consolidated Financial Statements."

                  Liquidity and Capital Resources

                  For Fiscal 1999, the Company's operations provided approximately $20.4 million of cash as compared to approximately $12.4 million of cash provided during Fiscal 1998. The increase in cash provided by operating activities is primarily due to an increase in net income and trade accounts payable.

                  Net cash used in investing activities of the Company in Fiscal 1999 was approximately $13.9 million as compared to approximately $3.8 million used during Fiscal 1998. The primary use of cash during Fiscal 1999 and Fiscal 1998 was to purchase property, plant and equipment. The Fiscal 1999 capital spending is primarily related to the modernization of the Polycast acrylics' facility in Stamford, Connecticut. The Company also spent approximately $20 million on the new Optoelectronics Segment facility in Tampa, Florida; however, the majority of the capital expenditures for the Tampa facility were financed through capitalized leases. Fiscal 1999 investing activities also included the purchase of preferred stock of Emcore Corporation (partially offset by a sale of a portion of the preferred stock) and the receipt of cash related to the sale of the automotive operations of the Coated Fabrics Segment. The Company also used $732,000 in Fiscal 1999 and $1.8 million in Fiscal 1998 for business acquisitions.

                  Net cash used in financing activities was $7.8 million during Fiscal 1999 as compared to $3.3 million used during Fiscal 1998. Cash used in financing activities for Fiscal 1999 was primarily to repay long-term debt as well as to repurchase Company stock for treasury. Cash was provided in Fiscal 1999 through capital contributions by minority interests in consolidated subsidiaries.

                  The Company at September 26, 1999, had approximately $4.2 million in cash and cash equivalents as compared to approximately $5.6 million at September 27, 1998. Working capital at September 26, 1999 was approximately $20.3 million compared to approximately $36.1 million at September 27, 1998. At September 26, 1999, the Company had
         borrowings of approximately $7.6 million under its $20 million revolving credit agreement with Fleet National Bank (subject to a borrowing base limitation of approximately $20 million at September 26,
         1999) and $6.9 under its $10.0 million revolving credit agreement with CIT (subject to a borrowing base limitation of $8.2 million at September 26, 1999). See "Note 10 to Consolidated Financial Statements."

                  During Fiscal 2000, the Company plans to spend an additional $10.0 - $15.0 million related to capital expenditures for the Optoelectronics Segment and $1.5 - $2.0 million to finish the modernization of its Stamford, Connecticut facility. The Company is also required to fund a capital contribution of approximately $5,700,000 as cash is required by the Optoelectronics Segment. The Company plans to fund the expenditures with cash from operations as well as its ability to borrow under its revolving credit agreements.

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

         Effects of Inflation

                  The  markets  in  which  the  Company   sells   products   are
         competitive. In particular, the Company has encountered effective resistance to price increases in connection with its sales of acrylics to the aerospace industry. Thus, in an inflationary environment the Company might not in all instances be able to pass through to consumers general price increases, in which event the Company's operations may be materially impacted if such conditions were to occur. The Company has not in the past been adversely impacted by general price inflation.

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

                  The Company has instituted a Year 2000 task force that reports to the Audit Committee of the Board of Directors. The Company has also initiated a comprehensive project, overseen by the task force, to prepare its computer systems, communication systems and manufacturing/testing equipment for the Year 2000. The project primarily includes three phases which are: 1) identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue, 2) remedial action necessary to bring such systems into compliance and 3) further testing, if necessary. The Company has completed all phases of its Year 2000 project related to facilities, manufacturing processes and communications. Central system modifications have been largely complete since June of 1999 with final completion of all Year 2000 remedies scheduled by December 31, 1999. The Company has primarily used internal resources in its Year 2000 project thus far and has incurred costs of less than $800,000.

                  The Company has also contacted critical suppliers of products and services and customers to determine the extent to which the Company might be vulnerable to such parties' failure to resolve their own Year 2000 issues. The Company does not have a concentration of dependence on these parties. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

                  The Company has formulated contingency plans with respect to its reasonably likely worst case scenario which is the unavailability of critical raw materials. The contingency plans for critical raw materials include alternate materials or sources and advance inventory purchases of certain materials.

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

                  The Company's interest rate swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. At September 26, 1999, the Company had outstanding swap agreements, maturing at various dates through 2003, with an aggregate notional amount of $80.0 million. Under these agreements the Company receives a floating rate based on USD-LIBOR-BBA and pays a fixed weighted average interest rate of 5.80%. These swaps effectively change the Company's payment of interest on $80.0 million of its $99.5 million variable rate debt at September 26, 1999 to fixed rate debt.

                  The fair value of these interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At September 26, 1999, the Company would have received approximately $195,000 to terminate the agreements. A decrease of 100 basis points in the yield curve would result in a payment by the Company of approximately $1.3 million to terminate the agreement. The fair value is based on dealer quotes, considering current interest rates.

                  At September 26, 1999, approximately $19.5 million of the Company's floating rate long-term debt and revolving credit advances was not covered under an interest swap agreement. For floating rate debt, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $195,000 on an annual basis.

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

Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

              (a) Consolidated Financial Statements as of September 26, 1999 and September 27, 1998 and for the Years Ended September 26, 1999, September 27, 1998 and September 28, 1997:

                    Independent Auditors' Report                             F-2

                    Consolidated Balance Sheets as of September 26, 1999
                    and September 27, 1998                                   F-3

                    Consolidated  Statements of Operations for the Years
                    Ended September  26, 1999,  September  27, 1998 and
                    September 28, 1997                                       F-5

                    Consolidated  Statements  of  Comprehensive  Income
                    for the Years  Ended  September  26,  1999,  September
                    27, 1998 and September 28, 1997                          F-6

                    Consolidated Statements of Changes in Stockholders'
                    Equity  for the Years Ended September 26, 1999,
                    September 27, 1998 and September 28, 1997                F-7

                    Consolidated  Statements  of Cash Flows for the Years
                    Ended September  26, 1999,  September  27, 1998 and
                    September 28, 1997                                       F-8

                    Notes to Consolidated Financial Statements              F-10

              (b)   Consolidated Financial Statement Schedule:

                    Independent Auditors' Report                             S-1

                    Schedule II - Valuation and Qualifying Accounts          S-2

              (c)  Exhibits:

                     2.1 Certificate of Ownership and Merger, dated June 7, 1993, of Polycast Technology Corporation, Uniroyal Engineered Products, Inc., Uniroyal Adhesives and Sealants, Inc. and Ensolite, Inc. with the Company.
                             (2)

                     3.1 Amended and Restated Certificate of Incorporation of the Company as corrected by a Certificate of Correction of the Amended and Restated Certificate of Incorporation of the Company.
                             (1)

                     3.2     By-Laws of the Company, as amended to March 28,
                             1997.  (9)

                     4.2 Warrant Agreement, dated as of June 1, 1993, between the Company and The Bank of New York, as warrant agent. (2)

                    10.7 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Howard R. Curd and the Company. (3)

                    10.8 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Oliver J. Janney and the Company. (3)

                    10.9 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Robert L. Soran and the Company. (3)

                    10.10 Amended and Restated Employment Agreement, dated as of April 25, 1995, between George J. Zulanas, Jr. and the Company. (3)

                    10.16 Amended and Restated Uniroyal Technology Corporation 1992 Stock Option Plan. (12)

                    10.28 Amended and Restated Uniroyal Technology Corporation 1992 Non-Qualified Stock Option Plan. (12)

                    10.34 Uniroyal Technology Corporation Deferred Compensation Plan Effective as of August 1, 1995. (4)

                    10.35 Split-Dollar Insurance Agreement dated as of August 15, 1995 by and between Uniroyal Technology Corporation and Howard R. Curd. (5)

                    10.39 Financing Agreement dated as of June 5, 1996 by and between The CIT Group/Business Credit, Inc. and Uniroyal Technology Corporation. (6)

                    10.40 Amended and Restated Uniroyal Technology Corporation 1994 Stock Option Plan. (12)

                    10.41 Amended and Restated Uniroyal Technology Corporation 1995 Non-Qualified Stock Option Plan. (12)

                    10.44 Shareholder Rights Agreement, dated as of December 18, 1996, between Uniroyal Technology Corporation and The Bank of New York, as rights agent. (7)

                    10.45 First Amendment to Financing Agreement dated September 5, 1997 by and between The CIT Group/Business Credit, Inc. and Uniroyal Technology Corporation. (10)

                    10.46 Credit Agreement between High Performance Plastics, Inc., as Borrower, Uniroyal Technology Corporation, Uniroyal HPP Holdings, Inc., the banks, financial institutions and other institutional lenders named therein, Fleet National Bank (as Initial Issuing Bank, Swing Line Bank and Administrative Agent) and DLJ Capital Funding, Inc., as Document Agent dated April 14, 1998. (11)

                    10.47 Amendment and Consent Agreement dated April 14, 1998 by and between the CIT Group/Business Credit, Inc. and Uniroyal Technology Corporation. (11)

                    10.48 Consent Agreement dated April 1, 1999 by and between The CIT Group/Business Credit, Inc. and Uniroyal Technology Corporation. (12)

                    10.49 Assumption Agreement dated April 1, 1999 by and between The CIT Group/Business Credit, Inc., Uniroyal Technology Corporation and Uniroyal Engineered Products, Inc. (12)

                    10.50 Guaranty dated April 1, 1999 between The CIT Group/Business Credit, Inc. and Uniroyal Technology Corporation. (12)

                    11.1     Statement Regarding Computation of Per Share
                             Earnings

                    21.1     Subsidiaries of Uniroyal Technology Corporation

                    23.1     Independent Auditors' Consent (12)

                    27.1     Financial Data Schedule (Filed for EDGAR only)

(1) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form 10, dated September 25, 1992.

(2)     Incorporated by reference to the Company's Form 8-K, dated June 9, 1993.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1995 filed on May 12, 1995.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995 filed on August 14, 1995.

(5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 2, 1995 filed August 14, 1995. Virtually identical agreements were entered into between the Company and each of Robert L. Soran, George J. Zulanas, Jr., Oliver J. Janney and Martin J. Gutfreund.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 filed August 13, 1996.

(7) Incorporated by reference to the Company's Registration Statement on Form 8-A, dated December 20, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 29, 1996 filed on December 27, 1996.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997 filed May 9, 1997.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 28, 1997 filed on December 22, 1997.

(11) Incorporated by reference to the Company's Annual Report on Form 8-K/A dated April 22, 1998.

(12)     Filed with this report.






              (d) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the last quarter of Fiscal 1999.

Item 8.  Consolidated Financial Statements and Supplementary Data.

         Index to Consolidated Financial Statements

         Consolidated   Financial  Statements  as  of  September  26,  1999  and
         September  27,  1998  and for  the  Years  Ended  September  26,  1999,
         September 27, 1998 and September 28, 1997:

            Independent Auditors' Report                                                          F-2

            Consolidated Balance Sheets as of September 26, 1999 and September 27,1998            F-3

            Consolidated Statements  of  Operations  for the  Years  Ended September 26, 1999,
              September 27, 1998 and September 28, 1997                                           F-5

            Consolidated Statements of Comprehensive  Income for the Years Ended
              September 26, 1999, September 27, 1998 and September 28, 1997                       F-6

            Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
              September 26, 1999, September 27, 1998 and September 28, 1997                       F-7

            Consolidated Statements of Cash Flows for the Years Ended September 26,1999,
              September 27, 1998 and September 28, 1997                                           F-8

            Notes to Consolidated Financial Statements                                            F-10


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


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Uniroyal Technology Corporation


We have audited the accompanying consolidated balance sheets of Uniroyal Technology Corporation and subsidiaries (the "Company") as of September 26, 1999 and September 27, 1998, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 26, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 26, 1999 and September 27, 1998 and the results of its operations and its cash flows for each of the three years in the period ended September 26, 1999, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
December 20, 1999



                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                     ASSETS

                                                                            September 26,      September 27,
                                                                                 1999               1998
                                                                            -------------      -------------
    Current assets:
       Cash and cash equivalents (Note 2)                                      $     4,182        $     5,585

       Trade accounts receivable (less estimated reserve for
        doubtful accounts of $238 and $246, respectively) (Notes 2 and 10)          23,069             26,320

       Inventories (Notes 2, 3 and 10)                                              38,627             38,139

       Deferred income taxes (Notes 2 and 11)                                        4,809              5,837

       Prepaid expenses and other current assets                                     3,125              1,008
                                                                               -----------         ----------
         Total current assets                                                       73,812             76,889

    Property, plant and equipment - net (Notes 2, 4 and 10)                         88,653             65,551

    Property, plant and equipment held for sale (Note 2)                             4,467              5,924

    Investment in preferred stock (Notes 2 and 5)                                    5,383                  -

    Note receivable (Note 6)                                                         5,000              5,000

    Goodwill - net (Notes 2 and 7)                                                  12,452              8,951

    Deferred income taxes - net (Notes 2 and 11)                                     9,028              7,759

    Other assets - net (Notes 2, 8 and 10)                                          14,406             16,277
                                                                               -----------        -----------
    TOTAL ASSETS                                                               $   213,201        $   186,351
                                                                               ===========        ===========


                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            September 26,        September 27,
                                                                                1999                 1998
                                                                            -------------        -------------
      Current liabilities:
         Current portion of long-term debt (Note 10)                           $    14,087        $     7,713
         Trade accounts payable                                                     23,011             15,302
         Accrued expenses:
           Compensation and benefits                                                11,662              9,743
           Interest                                                                  1,512                149
           Taxes, other than income                                                    961              1,258
           Accrued income taxes                                                          -                921
           Other                                                                     2,285              5,657
                                                                               -----------        -----------
             Total current liabilities                                              53,518             40,743

      Long-term debt, net of current portion  (Note 10)                            108,921             97,945
      Other liabilities (Note 9)                                                    15,804             15,061
                                                                               -----------        -----------
           Total liabilities                                                       178,243            153,749
                                                                               -----------        -----------
      Commitments and contingencies (Note 14)

      Minority interest (Notes 1, 2 and 16)                                          3,825                291

      Stockholders' equity (Note 12):
         Preferred stock:
           Series C - 0 shares issued and outstanding; par value
           $0.01; 450 shares authorized                                                  -                  -
         Common stock:
           14,681,419   and   14,182,956   shares   issued  or  to  be   issued,
           respectively; par value $0.01; 35,000,000 shares
           authorized                                                                  147                142
         Additional paid-in capital                                                 57,671             54,613
         Deficit                                                                    (6,112)           (11,632)
         Unrealized gain on securities held for sale - net                             100                  -
                                                                               -----------        -----------
                                                                                    51,806             43,123
         Less treasury stock at cost - 2,671,987 and 1,499,868
           shares, respectively                                                    (20,673)           (10,812)
                                                                               -----------        -----------
             Total stockholders' equity                                             31,133             32,311
                                                                               -----------        -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   213,201        $   186,351
                                                                               ===========        ===========

                 See notes to consolidated financial statements.



                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                 Fiscal Years Ended
                                                                 ---------------------------------------------------
                                                                 September 26,      September 27,      September 28,
                                                                     1999               1998               1997
                                                                 -------------     -------------       -------------

  Net sales                                                      $ 201,433            $ 220,616          $ 208,524
  Costs, expenses and (other income):
     Costs of goods sold                                           147,047              160,506            161,122
     Selling and administrative                                     33,814               28,075             27,750
     Amortization of reorganization value in excess of
       amounts allocable to identifiable assets                          -                  377                754
     Depreciation and other amortization                             9,157                8,720              8,304
     Gain on sale of preferred stock                                  (898)                   -                  -
     Gain on sale of division (Note 15)                               (667)                (512)                 -
     Loss on assets to be disposed of (Notes 2 and 15)                 144                  633                  -
                                                                 ---------            ---------          ---------
  Income before interest, income taxes, minority interest
     and extraordinary item                                         12,836               22,817             10,594

  Interest expense - net                                            (9,352)              (9,382)            (9,384)
                                                                 ---------            ---------          ---------
  Income before income taxes, minority interest and
     extraordinary item                                              3,484               13,435              1,210

  Income tax expense (Notes 2 and 11)                                 (155)              (5,607)              (831)
                                                                 ---------            ---------          ---------
  Income before minority interest and extraordinary item             3,329                7,828                379

  Minority interest in net losses of consolidated joint
     venture                                                         2,191                  199                  -
                                                                 ---------            ---------          ---------
  Income before extraordinary item                                   5,520                8,027                379

  Extraordinary loss on the extinguishment of debt - net
     of income tax of $2,787 (Note 10)                                   -               (5,637)                 -
                                                                 ---------            ---------          ---------
  Net income                                                     $   5,520            $   2,390          $     379
                                                                 =========            =========          =========
  Net income per common share - basic (Notes 2 and 17)
     Income before extraordinary item                            $    0.45            $    0.61          $    0.01
     Extraordinary loss                                                  -                (0.43)                 -
                                                                 ---------            ---------          ---------
     Net income                                                  $    0.45            $    0.18          $    0.01
                                                                 =========            =========          =========
  Net income per common share - assuming dilution
   (Notes 2 and 17)
     Income before extraordinary item                            $    0.42            $    0.55          $    0.01
     Extraordinary loss                                                  -                (0.39)                 -
                                                                 ---------            ---------          ---------
     Net income                                                  $    0.42            $    0.16          $    0.01
                                                                 =========            =========          =========

                 See notes to consolidated financial statements.



                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                             Fiscal Years Ended
                                                             ------------------------------------------------------
                                                             September 26,        September 27,       September 28,
                                                                 1999                 1998                1997
                                                             -------------        -------------       -------------

      Net income                                              $ 5,520              $ 2,390             $   379

      Unrealized gain on securities available for sale, net of income taxes:

         Unrealized gain on securities available for
         sale                                                     648                    -                   -

         Less: reclassification adjustment for gains
         realized in net income                                  (548)                   -                   -
                                                              -------              -------             -------
      Net unrealized gain                                         100                    -                   -
                                                              -------              -------             -------
      Comprehensive income (Note 2)                           $ 5,620              $ 2,390             $   379
                                                              =======              =======             =======

                 See notes to consolidated financial statements.



                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                             Accumulated
                                                Preferred            Additional                 Other
                                                  Stock     Common    Paid-In                Comprehensive   Treasury  Stockholders'
                                                 Series B    Stock    Capital      Deficit      Income         Stock      Equity
                                                ---------   ------   ---------    --------   -------------   --------  ------------
Balance at September 29, 1996                   $ 5,250     $ 133     $52,517     $(14,401)      $     -       $      -    $ 43,499
Common stock issued for acquisitions                  -         4       1,483            -             -              -       1,487
Stock dividends paid                                  -         1           -            -             -              -           1
Redemption of Series B preferred stock           (5,250)        -           -            -             -              -      (5,250)
Amounts received pursuant to Directors'
 stock option plan                                    -         -          37            -             -              -          37
Purchases of treasury stock                           -         -           -            -             -           (121)       (121)
Net income                                            -         -           -          379             -              -         379
                                                -------     -----     -------     --------       -------       --------    --------
Balance at September 28, 1997                         -       138      54,037      (14,022)            -           (121)     40,032
Common stock issued under stock option plans          -         4       1,509            -             -           (894)        619
Common stock issued to employee benefit plan          -         -         191            -             -              -         191
Amounts received pursuant to Directors' stock
 option plan                                          -         -          73            -             -              -          73
Purchases of treasury stock                           -         -           -            -             -         (9,797)     (9,797)
Tax benefit from exercise of stock options            -         -         117            -             -              -         117
Purchases of warrants                                 -         -      (1,314)           -             -              -      (1,314)
Net income                                            -         -           -        2,390             -              -       2,390
                                                -------     -----     -------     --------       -------       --------    --------
Balance at September 27, 1998                         -       142      54,613      (11,632)            -        (10,812)     32,311
Common stock issued for acquisitions                  -         -         775            -             -            598       1,373
Common stock issued under stock option plans          -         5       1,693            -             -         (1,345)        353
Common stock issued to employee benefit plan          -         -         199            -             -              -         199
Amounts received pursuant to Directors' stock
 option plan                                          -         -         121            -             -              -         121
Purchases of treasury stock                           -         -           -            -             -         (9,114)     (9,114)
Tax benefit from exercise of stock options            -         -         562            -             -              -         562
Purchases of warrants                                 -         -        (292)           -             -              -        (292)
Net income                                            -         -           -        5,520             -              -       5,520
Comprehensive income                                  -         -           -            -           100              -         100
                                                -------     -----     -------      -------       -------       --------    --------
Balance at September 26, 1999                   $     -     $ 147     $57,671      $(6,112)      $   100       $(20,673)   $ 31,133
                                                =======     =====     =======      =======       =======       ========    ========

                 See notes to consolidated financial statements.



                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Fiscal Years Ended
                                                              -------------------------------------------------------
                                                               September 26,      September 27,      September 28,
                                                                     1999             1998                1997
                                                              --------------      -------------      ---------------
OPERATING ACTIVITIES:
   Net income                                                     $  5,520          $  2,390           $    379
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and other amortization                           9,157             8,720              8,304
       Deferred tax expense                                            247             1,908                547
       Provision for doubtful accounts                                  73                87                  -
       Amortization of debt issuance costs                             568               513                431
       Amortization of reorganization value in excess of
         amounts allocable to identifiable assets                        -               377                754
       Amortization of Senior Secured Notes discount                     -                63                114
       Gain on sale of division                                       (667)             (512)                 -
       Gain on sale of preferred stock                                (898)                -                  -
       Minority interest in net losses of consolidated
         joint venture                                              (2,191)             (199)                 -
       Loss on assets to be disposed of                                144               633                  -
       Extraordinary loss on the extinguishment of debt                  -             5,637                  -
       Other                                                           336               118                351
       Changes in assets and liabilities:
         Decrease (increase) in trade accounts receivable            3,998             2,834             (2,845)
         Increase in inventories                                       (27)           (3,110)              (398)
         (Increase) decrease in prepaid expenses and other
           assets                                                   (2,907)           (6,131)               567
         Increase (decrease) in trade accounts payable               7,441              (435)            (1,080)
         Decrease in accrued expenses                               (1,175)             (841)            (2,804)
         Increase (decrease) in other liabilities                      743               306               (884)
                                                                  --------          --------           --------
   Net cash provided by operating activities                        20,362            12,358              3,436
                                                                  --------          --------           --------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                      (10,445)           (7,288)           (12,200)
   Purchase of preferred stock                                      (9,144)                -                  -
   Proceeds from sale of preferred stock                             4,822                 -                  -
   Proceeds from sale of division                                    1,567             5,306              4,657
   Business acquisitions, net of cash acquired
   Business acquisitions, net of cash acquired                        (732)           (1,768)            (7,986)
                                                                  --------          --------           --------
   Net cash used in investing activities                           (13,932)           (3,750)           (15,529)
                                                                  --------          --------           --------
 FINANCING ACTIVITIES:
   Repayment of term loans                                         (10,173)           (2,372)              (741)
   Proceeds from term loans                                          2,582                 -              1,500
   Net increase (decrease) in revolving loan balances                3,086            (3,827)            15,169
   Proceeds from refinancing                                             -            90,000                  -
   Repurchase of Senior Secured Notes                                    -           (72,253)              (243)
   Redemption costs for Senior Secured Notes                             -            (3,718)                 -
   Refinancing costs                                                     -            (3,545)                 -
   Minority interest capital contributions                           5,725               490                  -
   Redemption of Series B preferred stock                                -                 -             (5,250)
   Stock options exercised                                             353               619                  -
   Purchases of warrants                                              (292)           (1,314)                 -
   Purchases of treasury stock                                      (9,114)           (7,347)              (121)
                                                                  --------          --------           --------
   Net cash (used in) provided by financing activities              (7,833)           (3,267)            10,314
                                                                  --------          --------           --------
Net (decrease) increase in cash and cash equivalents                (1,403)            5,341             (1,779)
Cash and cash equivalents at beginning of year                       5,585               244              2,023
                                                                  --------          --------           --------
Cash and cash equivalents at end of year                          $  4,182          $  5,585           $    244
                                                                  ========          ========           ========

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental Disclosures:

Payments for income taxes and interest were as follows (in thousands):

                                                                      Fiscal Years Ended
                                              -----------------------------------------------------------------
                                                September 26,            September 27,            September 28,
                                                      1999                   1998                     1997
                                                -------------            -------------            -------------
      Income tax payments                        $   1,109                 $    392                 $    82
      Interest payments (net of capitalized
        interest)                                    7,569                   12,658                   9,356


Non-cash investing activities were as follows (in thousands):

                                                                      Fiscal Years Ended
                                              -------------------------------------------------------------------
                                                  September 26,          September 27,            September 28,
                                                      1999                   1998                     1997
                                              -----------------          -------------            ---------------
      Business acquisitions purchased with
        Company common stock                       $   1,373             $      -                 $  1,488
      Business acquisitions purchased with
        notes payable                                  3,033                1,000                    1,000


The proceeds from term loans for the fiscal year ended September 27, 1998 does not include a $2,450,000 note payable issued for the purchase of 300,000 shares of treasury stock (Notes 10 and 12).

The purchases of property, plant and equipment and the proceeds from term loans for the fiscal years ended September 26, 1999 and September 28, 1997 do not include $20,372,000 and $77,000, respectively, related to property held under capitalized leases (Note 14). The Company did not enter into any capital lease agreements during the fiscal year ended September 27, 1998.

Net cash used in financing activities for the fiscal year ended September 28, 1997 does not include the dividends declared on the Series B Preferred Stock since they were paid with the issuance of 73,448 shares of the Company's common stock. No dividends were paid during the fiscal years ended September 26, 1999 or September 27, 1998.

During the fiscal years ended September 26, 1999 and September 27, 1998, the Company made matching contributions to its 401(k) Savings Plan of $199,000 and $191,000, respectively, through the re-issuance of 19,672 shares and 30,260 shares of its common stock from treasury, respectively. No such contribution was made during the fiscal year ended September 28, 1997.


                 See notes to consolidated financial statements.

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Fiscal Years Ended September 26, 1999,
                    September 27, 1998 and September 28, 1997


1.       THE COMPANY

         The accompanying consolidated financial statements relate to Uniroyal Technology Corporation, its wholly-owned subsidiaries, Uniroyal HPP
         Holdings, Inc., Uniroyal Engineered Products, Inc., Uniroyal Optoelectronics, Inc. and UnitechNJ, Inc., and its majority-owned subsidiary, Uniroyal Liability Management Company (collectively, the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"), and HPPI's operating divisions, Royalite Thermoplastics ("Royalite"), Polycast Technology ("Polycast"), Townsend/Glasflex and ViPlex/Happel. Uniroyal Engineered Products, Inc. includes its operating divisions, Uniroyal Engineered Products ("UEP") and Uniroyal Adhesives and Sealants ("UAS"). Uniroyal Optoelectronics, Inc. includes its majority-owned joint venture, Uniroyal Optoelectronics, LLC.

         On April 1, 1999 the Company transferred all of the net assets of its Coated Fabrics Segment and Specialty Adhesives Segment to a newly created wholly-owned subsidiary, Uniroyal Engineered Products, Inc.

         Uniroyal Liability Management Company, Inc. ("ULMC") is a special purpose subsidiary created in the fiscal year ended September 26, 1999 to administer the Company's employee and retiree medical benefit programs. The Company owns a controlling interest (69%) in the subsidiary; therefore, the accompanying consolidated financial statements include the subsidiary's results of operations.

         UnitechNJ, Inc. is a special purpose subsidiary created in the fiscal year ended September 26, 1999 to hold the Company's plant in Stirling, New Jersey.

         The Company is principally engaged in the manufacture and sale of high performance plastics, coated fabrics and specialty adhesives. In addition, the Company has a majority ownership of a joint venture in the development stage that will ultimately manufacture and sell epitaxial wafers, dies and package-ready devices for use in optoelectronics applications.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

         The consolidated financial statements include the accounts of Uniroyal Technology Corporation, its subsidiaries, its majority-owned subsidiary and its majority-owned joint venture. All significant intercompany transactions and balances have been eliminated. Minority interest represents the minority shareholders' proportionate share of the equity of the Company's majority-owned entities.

         Fiscal Year End

         The Company's fiscal year ends on the Sunday following the last Friday in September. The dates on which the fiscal year ended for the past three fiscal years were September 26, 1999 ("Fiscal 1999"), September 27, 1998 ("Fiscal 1998") and September 28, 1997 ("Fiscal 1997").

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

         Trade Accounts Receivable

         The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory. There are no significant concentrations of credit risk to the Company associated with trade accounts receivable.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using a monthly average basis or standard costs (which approximates actual average costs) for raw materials and supplies and the first-in, first-out ("FIFO") basis of accounting or standard costs (which approximates actual FIFO costs) for work in process and finished goods.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. The cost of property, plant and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation is computed under the straight-line method based on the cost and estimated useful lives of the related assets including assets held under capital leases. Interest costs applicable to the construction of major plant and expansion projects have been capitalized to the cost of the related assets. Interest capitalized during Fiscal 1999 and Fiscal 1998 approximated $995,000 and $64,000, respectively.

         Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets be renewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related assets over the remaining life in measuring whether the assets are recoverable.

         Property, Plant and Equipment Held for Sale

         The Company has classified certain property, plant and equipment related to its Port Clinton, Ohio ("Port Clinton") facility and its Stirling, New Jersey ("Stirling") facility as held for sale.

         In November of 1998, the Company ceased operations at its Port Clinton facility in connection with its sale of the automotive operations of the Coated Fabrics Segment (Note 15). The Company expects to dispose of the remaining Port Clinton assets, including real property, during the fiscal year ending October 1, 2000 ("Fiscal 2000") and is carrying the property at fair value less cost to sell based upon an appraisal and a current offer for the property. The fair value less cost to sell of the property approximates $3,217,000 at September 26, 1999.

         The Company had previously recorded an impairment loss for the Port Clinton assets in Fiscal 1996 based upon a decision to sell the plant. The Port Clinton facility incurred operating (losses) income of ($74,000), $3,263,000 and ($2,490,000) in Fiscal 1999, Fiscal 1998 and
         Fiscal 1997, respectively.

         During Fiscal 1998, in conjunction with plant consolidations at the Polycast division and in order to address concerns of the Federal Trade Commission ("FTC") (Note 14, "Townsend Acquisition"), the Company decided to sell its Stirling facility and certain assets used in the manufacture of acrylic rods and tubes. In accordance with SFAS No. 121, the Company recorded a write-down of the related assets totaling approximately $144,000 and $633,000, in Fiscal 1999 and Fiscal 1998, respectively, related to this decision. The Company expects the disposition of the Stirling facility and certain assets to be completed in Fiscal 2000. The Company is carrying the related assets at fair value less cost to sell based upon an appraisal and a current sales offer. The fair value less cost to sell approximates $1,250,000 at September 26, 1999. The Stirling facility incurred operating (losses) income of ($261,000) and $196,000 in Fiscal 1998 and Fiscal 1997, respectively. Separate operating results were not maintained in Fiscal 1999.

         Investment in Preferred Stock

         The Company accounts for the investment in preferred stock in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management has classified this investment as available for sale and, in accordance with SFAS No. 115, carries the investment at fair value with the unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity. The fair value is determined by the most recently traded price of the underlying common stock at the balance sheet date.

         Amortization

         Debt issuance costs are amortized using the interest method over the life of the related debt. Debt discount for the Senior Secured Notes was amortized using the interest method over the life of the related debt until the debt was repaid in Fiscal 1998 (Note 10). Patents and trademarks are amortized using the straight-line method over periods ranging from 7 to 20 years. Reorganization value in excess of amounts allocable to identifiable assets was amortized on a straight-line basis over 15 years until Fiscal 1998 when the remaining reorganization value was reduced to zero in connection with the reduction of the deferred tax valuation allowance related to acquired tax loss carryforward benefits (Note 11). Goodwill is amortized on a straight-line basis over 25 years. Goodwill is reported net of accumulated amortization of $784,000 and $372,000 at September 26, 1999 and September 27, 1998,
         respectively.

         Research and Development Expenses

         Research  and  development   expenditures  are  expensed  as  incurred.
         Research and development expenditures were $2,201,000, $2,657,000 and $3,674,000 in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

         Employee Compensation

         The cost of post-retirement benefits is recognized in the consolidated financial statements over an employee's term of service with the Company.

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

         The Company has recorded a deferred tax asset of approximately $27,539,000. A valuation allowance of $13,702,000 has been established due to uncertainty regarding the ability to utilize the capital loss carryforward against capital gains which may or may not be generated in the future. Realization of the remaining asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards available to the Company. Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         Stock-Based Compensation

         In Fiscal 1997, the Company adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under this standard, the Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options. Proforma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, are disclosed in Note 12.

         Comprehensive Income

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during Fiscal 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires that the Company's change in unrealized gains and losses on equity securities available for sale be included in comprehensive income. The net unrealized gain on securities available for sale is shown net of tax expense of $63,000 for the year ended September 26, 1999. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity in Fiscal 1998 and Fiscal 1997.

         Income Per Common Share

         The Company has adopted and retroactively applied the requirements of SFAS No. 128, Earnings Per Share, to all periods presented. This change did not have a material impact on the computation of the earnings per share data (Note 17).

         New Accounting Pronouncements

         In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not evaluated the effect, if any, that the adoption of SFAS 133 will have on the Company's consolidated financial statements.

         Reclassifications

         Certain prior years' amounts have been reclassified to conform with the current year's presentation.

3.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                 September 26,           September 27,
                                                                     1999                    1998
                                                                 -------------           -------------
         Raw materials, work in process and supplies               $ 24,324                $ 22,844
         Finished goods                                              14,303                  15,295
                                                                   --------                --------
                Total                                              $ 38,627                $ 38,139
                                                                   ========                ========


4.       PROPERTY, PLANT AND EQUIPMENT

         Property,   plant  and   equipment   consisted  of  the  following  (in
         thousands):

                                            Estimated          September 26,        September 27,
                                           Useful Lives             1999                 1998
                                           ------------         ------------         ------------

          Land and improvements                       -          $  5,620             $  5,465
          Buildings and improvements         5-40 years            28,872               21,969
          Machinery, equipment and office
            furnishings                      3-20 years            78,826               70,259
          Construction in progress                    -            18,992                3,645
                                                                 --------             --------
                                                                  132,310              101,338
          Accumulated depreciation                                (43,657)             (35,787)
                                                                 --------             --------
          Total                                                  $ 88,653             $ 65,551
                                                                 ========             ========

         Depreciation  expense was  $8,395,000,  $8,047,000  and  $7,906,000 for
         Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

5.       INVESTMENT IN PREFERRED STOCK

         On November 30, 1998, the Company purchased 642,857 shares of the Series I Redeemable Convertible Preferred Stock ("Preferred Stock") of Emcore Corporation ("Emcore") for approximately $9,000,000 ($14.00 per share). The shares were offered pursuant to a private placement by Emcore.

         Dividends on the Preferred Stock are cumulative and are payable at Emcore's option, in cash or additional shares of Preferred Stock on March 31, June 30, September 30 and December 31, commencing December 31, 1998 at the annual rate of 2% per share of Preferred Stock on the liquidation preference thereof (equivalent to $0.28 per annum per share of Preferred Stock).

         Shares of the Preferred Stock are convertible at any time, at the option of the holders thereof, into shares of common stock of Emcore on a one for one basis, subject to adjustment for certain events. On September 24, 1999, the closing sales price of Emcore's common stock on the Nasdaq National Market was $14.4375.

         The Preferred Stock is redeemable, in whole or in part, at the option of Emcore at any time Emcore's common stock has traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share plus accrued and unpaid dividends, if any, to the redemption date. Emcore is required to provide not less than 30 days and not more than 60 days notice of the redemption. The shares of Preferred Stock are subject to mandatory redemption by Emcore on November 17, 2003 at a price of $14.00 per share plus accrued and unpaid dividends.

         In June of 1999, the Company converted 270,000 shares of the Preferred Stock into 270,000 shares of Emcore common stock. The Company then sold its 270,000 shares of Emcore common stock for $4,822,200 in conjunction with a public stock offering by Emcore. The Company recognized a gain on the sale of approximately $898,000, net of certain transaction costs.

         The remaining Preferred Stock and the underlying common stock of Emcore have been registered under the Securities Act of 1933.

         Subsequent to September 26, 1999 and as of December 10, 1999, the Company converted 230,657 shares of the Preferred Stock into 230,657 shares of Emcore common stock. The Company then sold its 230,657 shares of Emcore common stock in the open market for approximately $4,288,000, and will recognize a gain of approximately $1,059,000, net of certain transaction costs, in the first quarter of Fiscal 2000.

6.       NOTE RECEIVABLE

         On June 10, 1996, the Company sold substantially all the assets net of certain liabilities of its Ensolite closed cell foam division to Rubatex Corporation ("Rubatex") for $25,000,000. Proceeds consisted of cash of $20,000,000 and an unsecured promissory note receivable (the "Note") in the amount of $5,000,000 of RBX Group, Inc. ("RBX"), the parent of Rubatex. Interest on the Note is payable semi-annually at 11.75% per annum. The Note matures on May 1, 2006.

         In January 1998, the Company brought suit to compel RBX to honor a mandatory early redemption obligation under the terms of the $5,000,000 Note. In March 1998, Rubatex filed a counterclaim asserting that the Ensolite machinery purchased was in breach of the Company's warranties when Rubatex purchased it in June 1996. The Company believes that the Rubatex counterclaim is wholly without merit. RBX did not make the semi-annual interest payment on the Note of $293,750 on May 1, 1998. The Company stopped accruing interest on the Note as of June 29, 1998. As of September 26, 1999 and September 27, 1998, the Company has accrued interest receivable related to the Note of approximately $387,000. Accrued interest of approximately $739,000 has not been accrued by the Company. The Note represents a concentration of credit risk to the Company.

7.       BUSINESS ACQUISITIONS

         On June 14, 1999, the Company acquired 100% of the common stock of Happel Marine, Inc., a fabricator for the marine industry, for $5,193,500. The purchase price was comprised of $909,252 in cash, unsecured promissory notes aggregating $2,911,007 (Note 10), and 145,078 shares of common stock of the Company valued at $1,373,241 which approximated the market value of such shares on the acquisition date. The purchase price was adjusted for changes in working capital between April 30, 1999 and June 13, 1999. This resulted in an increase of the purchase price of $122,137, which was paid through an increase in the promissory notes. Happel Marine, Inc. was merged into Uniroyal HPP Holdings on September 1, 1999, which in turn contributed the net assets to HPPI.

         On May 22, 1998, HPPI acquired 100% of the common stock of ViPlex Corporation, an acrylic sheet fabricator for the marine industry, for $2,700,000 consisting of $1,700,000 in cash and unsecured promissory notes aggregating $1,000,000 (Note 10). The purchase price was adjusted for changes in working capital between September 30, 1997 and May 22, 1998. This resulted in an increase in the purchase price of $114,000, which was paid in cash. ViPlex Corporation was merged into HPPI as of December 31, 1998.

         The above business combinations were accounted for by the purchase method in accordance with APB Opinion No. 16. The results of operations of the above named businesses are included in the consolidated financial statements from their respective purchase dates in Fiscal 1999 and Fiscal 1998.

         In Fiscal 1999 and Fiscal 1998, the Company acquired the following assets and liabilities (net of cash received of $177,000 and $46,000, respectively,) in the above transactions (in thousands):


                                                        September 26,                  September 27,
                                                            1999                           1998
                                                        -------------                  -------------
        Accounts receivable                               $   820                        $   457
        Inventory                                             461                            501
        Prepaids and other assets                              24                             32
        Property, plant and equipment                         870                            188
        Goodwill                                            3,894                          1,841
        Notes payable                                      (3,280)                        (1,000)
        Other liabilities                                    (684)                          (251)
                                                          -------                        -------
        Net value of purchased assets                       2,105                          1,768
        Value of common stock issued                       (1,373)                             -
                                                          -------                        -------
        Cash paid for acquisitions                        $   732                        $ 1,768
                                                          =======                        =======

         The acquired goodwill will be amortized over its estimated useful life of 25 years.

         The pro forma effect of these acquisitions on the Company's net sales, income before extraordinary item, net income and earnings per share, had the acquisitions occurred on September 28, 1998 and September 29, 1997, respectively, is not considered material - either quantitatively or qualitatively.

8.       OTHER ASSETS

         Other assets consisted of the following (in thousands):

                                                       September 26,              September 27,
                                                           1999                       1998
                                                       -------------              -------------
        Patents and trademarks                         $   4,521                  $   4,871
        Technology license                                 5,000                      4,500
        Debt issuance costs                                2,725                      3,268
        Deposits                                             472                      2,802
        Other                                              1,688                        836
                                                       ---------                  ---------
        Total                                          $  14,406                  $  16,277
                                                       =========                  =========

         Patents and trademarks are reported net of accumulated amortization of $3,191,000 and $2,841,000 at September 26, 1999 and September 27, 1998,
         respectively.

         During the fiscal year ended September 27, 1998, the Company paid $4,500,000 to Emcore Corporation ("Emcore") in connection with a technology license dated September 29, 1997, for certain technology relating to the manufacture of epitaxial wafers used in high brightness light emitting diodes ("LEDs") for lamps and display devices (Note 16). During the fiscal year ended September 26, 1999, the Company paid the final installment of $500,000 related to the technology license. The technology license will be amortized over the estimated life of the technology once sales from internal production have commenced.

         During the fiscal year ended September 27, 1998, the Company capitalized approximately $3,545,000 of debt issuance costs incurred in connection with the Fleet Financing (Notes 10 and 18). Also, in connection with the Fleet Financing, the Company wrote off approximately $3,439,000 of debt issuance costs associated with its Senior Secured Notes which is included in the loss on the early extinguishment of debt during the fiscal year ended September 27, 1998 (Note 10). Debt issuance costs are shown net of accumulated amortization of $846,000 and $278,000 at September 26, 1999 and September 27, 1998, respectively.

         At September 27, 1998, deposits include $1,797,000 paid to Emcore in Fiscal 1998 as a down payment for machinery ordered from Emcore by Uniroyal Optoelectronics, LLC. During Fiscal 1999, the deposit was reclassed to property, plant and equipment upon delivery of the machines from Emcore.

9.       OTHER LIABILITIES

         Other liabilities consisted of the following (in thousands):

                                                     September 26,                 September 27,
                                                          1999                          1998
                                                     -------------                 -------------
         Accrued retirement benefits                   $    15,047                   $    13,841
         Taxes, other than income                              180                           745
         Other                                                 577                           475
                                                       -----------                   -----------
         Total                                         $    15,804                   $    15,061
                                                       ===========                   ===========

10.      LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                     September 26,                 September 27,
                                                          1999                          1998
                                                     -------------                 -------------
        Term A Advance                                 $    25,500                   $    30,000
        Term B Advance                                      59,550                        60,000
        Revolving credit agreements                         14,428                        11,342
        Unsecured promissory notes                           5,174                         4,117
        Capital lease obligations                           18,356                           199
                                                       -----------                   -----------
                                                           123,008                       105,658
        Less current portion                               (14,087)                       (7,713)
                                                       -----------                   -----------
        Long-term debt, net of current portion         $   108,921                   $    97,945
                                                       ===========                   ===========

         Debt amounts become due during subsequent fiscal years ending in September as follows (in thousands):

                           2000                        $    14,087
                           2001                             18,086
                           2002                              9,625
                           2003                             11,635
                           2004                             10,024
                           Subsequent years                 59,551
                                                       -----------
                           Total debt                  $   123,008
                                                       ===========

         Interest expense for Fiscal 1999, 1998 and 1997 was approximately $9,588,000, $9,927,000 and $10,061,000, respectively.

         HPPI Credit Agreement
         ---------------------
         On April 14, 1998, the Company transferred all of the assets of its High Performance Plastics Segment to a newly created wholly-owned subsidiary, HPPI. On that same day HPPI, as borrower, entered into a credit agreement with Uniroyal HPP Holdings, Inc. (the parent of HPPI and a wholly-owned subsidiary of the Company), the Company, the banks, financial institutions and other institutional lenders named therein, Fleet National Bank (as Initial Issuing Bank, Swing Line Bank and Administrative Agent) ("Fleet") and DLJ Capital Funding, Inc. as Documentation Agent (the "Credit Agreement"), providing among other things, for the borrowing by HPPI of an aggregate principal amount of up to $110,000,000 (the "Fleet Financing"). The $110,000,000 line under the Credit Agreement is composed of a $30,000,000 Term A Advance, a $60,000,000 Term B Advance and a $20,000,000 Revolving Credit Advance.

         The Term A Advance is payable in equal quarterly installments of $1,500,000 beginning on December 31, 1998 and ending on September 30, 2003. Interest on the Term A Advance is initially payable monthly at the Prime Rate (as defined in the Credit Agreement) plus 1.25% for Prime Rate advances or not later than the end of each three-month period at the Eurodollar Rate (as defined in the Credit Agreement) plus 2.25% for Eurodollar Rate advances during the first six months of the Credit Agreement. After the first six months, the applicable margin for each Prime Rate advance and each Eurodollar Rate advance will be determined quarterly by reference to HPPI's ratio of Consolidated Debt to EBITDA (as defined in the Credit Agreement). The applicable margins on the Term A Advance range from 0.50% - 1.25% for the Prime Rate advances and 1.50% - 2.25% for Eurodollar Rate advances and were 1.25% and 2.25%, respectively, at September 26, 1999. The weighted average interest rate on the Term A Advance during Fiscal 1999 and Fiscal 1998 was 7.36% and 7.84%, respectively.

         The Term B Advance is payable in quarterly installments of $150,000 beginning on December 31, 1998 through September 30, 2003, semiannual installments of $5,000,000 on March 31, 2004 and September 30, 2004 and a final payment of $47,000,000 on March 31, 2005. Interest on the Term B Advance is initially payable monthly at Prime Rate plus 1.50% for Prime Rate advances or not later than the end of each three-month period at the Eurodollar Rate plus 2.50% for Eurodollar Rate advances during the first six months of the Credit Agreement. After the first six months, the applicable margin for each Prime Rate advance and Eurodollar Rate advance will be determined quarterly by reference to HPPI's ratio of Consolidated Debt to EBITDA (as defined in the Credit Agreement). The applicable margins on Term B Advances range from 1.00%
         - 1.50% for Prime Rate advances and 2.00% - 2.50% for Eurodollar Rate advances and were 1.50% and 2.50%, respectively, at September 26, 1999. The weighted average interest rate on the Term B Advance during Fiscal 1999 and Fiscal 1998 was 7.57% and 8.09%, respectively.

         Under the Revolving Credit Advance, HPPI may borrow the lesser of $20,000,000 or the sum of 85% of Eligible Receivables plus 50% of the value of Eligible Inventory as defined in the Credit Agreement. Interest is payable under the same terms as the Term A Advance. The Revolving Credit Advance matures on September 30, 2003. At September 26, 1999, the Company had approximately $7,550,000 of outstanding borrowings under the Revolving Credit Advance and approximately $12,450,000 of availability. The weighted average interest rate on the Revolving Credit Advance during Fiscal 1999 and Fiscal 1998 was 8.31% and 8.20%, respectively.

         The advances under the Credit Agreement are collateralized by a lien on substantially all of the non-cash assets of HPPI. The Credit Agreement contains certain covenants which limit, among other things, HPPI's ability to incur additional debt, sell its assets, pay cash dividends, make certain other payments and redeem its capital stock. The Credit Agreement also contains covenants which require the maintenance of certain ratios. HPPI was in compliance with these covenants at September 26, 1999. The Credit Agreement also contains annual mandatory pre-payments of principal equal to 50% of HPPI's annual Excess Cash Flow (as defined in the Credit Agreement) beginning September 26, 1999. No such prepayment was due on September 26, 1999.

         Under the terms of the Credit Agreement, HPPI is required to obtain and keep in effect one or more interest rate Bank Hedge Agreements (as defined in the Credit Agreement) covering at least 50% of the Term A and Term B Advances, for an aggregate period of not less than three years. On May 14, 1998, HPPI entered into three interest rate swap agreements with two banks. The first agreement is a fixed rate swap on $30,000,000 notional amount that expires on May 14, 2003. HPPI's fixed LIBOR rate of interest on this swap is 5.985%. HPPI pays or receives interest based upon the differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate is adjusted monthly. The second agreement is a cancelable interest rate swap on $30,000,000 notional amount that expires on May 14, 2003. HPPI's fixed LIBOR rate of interest on this swap is 5.7375%. HPPI pays or receives interest based upon the differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate is adjusted quarterly. The bank has the option to cancel this swap on May 14, 2001. The third agreement is a cancelable interest rate swap on $20,000,000 notional amount that expires on May 14, 2000. HPPI's fixed LIBOR rate of interest on this swap is 5.6725%. HPPI pays or receives interest based upon the rate differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate is adjusted quarterly. The bank had the option to cancel this swap on May 14, 1999 which it did not exercise. The differential on interest rate swaps is accrued as interest rates change and is recognized as an adjustment to interest expense over the life of the agreements. The fair value of these interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At September 26, 1999, the Company would have received approximately $195,000 to terminate the agreements.

         On April 14, 1998, HPPI paid $94,944,000 to the Company which in turn used such amount to defease the outstanding 11.75% Senior Secured Notes due June 1, 2003 ("Senior Secured Notes") including the call premium and interest accrued through the call date and to pay down its revolving line of credit and secured term loan with the CIT Group/Business Credit, Inc. ("CIT"). The redemption of the Senior Secured Notes was completed on June 1, 1998 at a call premium of 4.41% ($3,264,000). In connection with the June 1, 1998 redemption, the Company incurred an extraordinary loss on the extinguishment of debt of approximately $5,637,000 (net of applicable income taxes of approximately $2,787,000).

         CIT Credit Agreement
         --------------------
         On April 14, 1998 the Company entered into an Amendment and Consent Agreement with CIT whereby the Company's existing revolving credit arrangement was amended to permit the Company to borrow the lesser of $10,000,000 or the sum of 85% of Eligible Receivables plus 55% of Eligible Inventories as defined in the agreement. On April 1, 1999, in connection with the creation of Uniroyal Engineered Products, Inc., the CIT revolving credit agreement was assumed by Uniroyal Engineered Products, Inc. The collateral securing the credit line includes only the assets of Uniroyal Engineered Products, Inc. Interest on the CIT revolving credit agreement is payable monthly at Prime plus .5% per annum or at the LIBOR rate plus 2.75% per annum if the Company elects to borrow funds under a LIBOR loan as defined in the agreement. The loan matures on June 5, 2001. All of Uniroyal Engineered Products, Inc. trade accounts receivables and inventories are pledged as collateral for this loan. The agreement restricts the creation of certain additional indebtedness. The Company was in compliance with the covenants under this agreement at September 26, 1999. At September 26, 1999, the Company had approximately $6,878,000 of outstanding borrowings under the revolving credit agreement and $1,369,000 of availability. The Company had $4,000 of outstanding borrowings under this agreement at September 27, 1998. The weighted average interest rates on the CIT revolving credit agreement was 8.28% during Fiscal 1999 and 9.00% during Fiscal 1998.

         Unsecured Promissory Notes

         On June 14, 1999, in connection with the purchase of Happel Marine, Inc. (Note 7), the Company issued unsecured promissory notes for $2,400,000 and $511,007. The $2,400,000 note is payable in four equal annual installments beginning January 15, 2000, plus accrued interest at the stated rate of 7.75% per annum. The $511,007 note is payable in two equal annual installments beginning January 15, 2000, plus accrued interest at the stated rate of 7.75%. The notes were adjusted to $2,500,030 and $533,114, respectively, in connection with a subsequent purchase price adjustment in September, 1999.

         The  Company  has  entered  into  various  unsecured  promissory  notes aggregating approximately $1,470,000 at September 26, 1999 in connection with prior year business acquisitions and a treasury stock purchase at stated rates ranging from 5.5% to 8.0%. To the extent the stated rates were below current market rates, the Company imputed interest at the market rate in effect on the date of the respective transaction.

         Capital Lease Obligations
         -------------------------
         The Company leases certain machinery and equipment under non-cancelable capital leases which extend for varying periods up to 5 years. Capital lease obligations entered into during Fiscal 1999 were primarily related to the Company's majority owned joint venture, Uniroyal
         Optoelectronics, LLC. The Company is a guarantor of the Uniroyal Optoelectrics, LLC capital lease obligations. The weighted average interest rate on these obligations was 8.8% (Note 14).


11.      INCOME TAXES

         The effective tax rate differs from the statutory federal income tax rate for the following reasons (in thousands):

                                                                              Fiscal Years Ended
                                                         --------------------------------------------------------
                                                         September 26,        September 27,         September 28,
                                                              1999                 1998                  1997
                                                         -------------        -------------         -------------
         Income tax calculated at the statutory
           rate applied to income before income
           tax and extraordinary item                     $     1,925          $     4,636          $       408
         Increase (decrease) resulting from:
           Exclusion of extraordinary loss on the
             extinguishment of debt                                 -               (2,787)                   -
           Amortization of reorganization value
             in excess of amounts allocable to
             identifiable assets                                    -                  101                  155
           Capital loss from medical benefits
             subsidiary                                        (15,980)                  -                    -
           Valuation allowance                                  13,702                   -                    -
           State income tax                                        309                 515                  354
           Other                                                   199                 355                  (86)
                                                           -----------         -----------          -----------
         Income tax expense                                $       155         $     2,820          $       831
                                                           ===========         ===========          ===========


         Allocation of income tax expense is as follows (in thousands):

                                                                              Fiscal Years Ended
                                                         --------------------------------------------------------
                                                         September 26,        September 27,         September 28,
                                                              1999                 1998                1997
                                                         -------------        -------------         -------------
         Income before extraordinary item                 $       155          $     5,607          $       831
         Extraordinary item                                         -               (2,787)                   -
                                                          -----------          ------------         -----------
         Income tax expense                               $       155          $     2,820          $       831
                                                          ===========          ===========          ===========


         Income tax expense (benefit) consisted of the following components (in thousands):

                                                                              Fiscal Years Ended
                                                          --------------------------------------------------------
                                                          September 26,       September 27,          September 28,
                                                               1999                  1998                   1997
                                                          -------------       -------------          -------------
         Current:
           Federal                                        $      (80)          $       397            $         -
           State                                                 (12)                  515                    284
                                                          ----------           -----------            -----------
              Total                                       $      (92)          $       912            $       284
                                                          ==========           ===========            ===========

         Net deferred tax expense:
           Federal                                        $      (75)          $     1,908            $       477
           State                                                 322                     -                     70
                                                          ----------           -----------            -----------
              Total                                       $      247           $     1,908            $       547
                                                          ==========           ===========            ===========
         Total:
           Federal                                        $     (155)          $     2,305            $       477
           State                                                 310                   515                    354
                                                          ----------           -----------            -----------
              Total                                       $      155           $     2,820            $       831
                                                          ==========           ===========            ===========


         The components of the deferred tax assets and liabilities were as follows (in thousands):

                                                                          September 26, 1999
                                                     -----------------------------------------------------------
                                                          Assets             Liabilities             Total
                                                     -----------------    -----------------     ----------------
        Current
        Accrued expenses deductible in future
          periods                                       $    4,809            $       -           $    4,809
                                                        ==========            =========           ==========
        Non-Current
          Acquired tax loss carryforward
            benefits                                    $    4,951            $       -           $    4,951
          Net operating loss carryforward                    5,496                    -                5,496
          Capital loss                                      13,702                    -               13,702
          Valuation allowance                              (13,702)                   -              (13,702)
          Book basis in excess of tax basis of
            assets                                               -               (8,044)              (8,044)
          Long-term accrual of expenses
            deductible in future periods                     6,286                    -                6,286
           AMT credit carryforward                             339                    -                  339
                                                        ----------            ----------          ----------
             Total                                      $   17,072            $  (8,044)          $    9,028
                                                        ==========            ==========          ==========


                                                                           September 27, 1998
                                                     -----------------------------------------------------------
                                                          Assets             Liabilities             Total
                                                     -----------------    -----------------     ----------------
        Current
        Accrued expenses deductible in future
          periods                                       $    5,837            $       -           $    5,837
                                                        ==========            =========           ==========
        Non-Current
          Acquired tax loss carryforward
            benefits                                    $    3,078            $       -           $    3,078
          Net operating loss carryforward                    5,731                    -                5,731
          Book basis in excess of tax basis of
            assets                                               -               (8,115)              (8,115)
          Long-term accrual of expenses
            deductible in future periods                     7,065                    -                7,065
                                                        ----------            ---------           ----------
             Total                                      $   15,874            $  (8,115)          $    7,759
                                                        ==========            =========           ==========

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

         In Fiscal 1998, the Company reduced the deferred tax valuation allowance relating to acquired tax loss carryforward benefits. In accordance with SFAS No. 109, Accounting for Income Taxes, the reduction was applied to reduce reorganization value in excess of amounts allocable to identifiable assets which resulted in such asset being reduced to zero in Fiscal 1998.

         In Fiscal 1999, the Company established a subsidiary to administer the Company's employee medical benefits program. The Company realized a one-time combined federal and state capital loss tax benefit of approximately $15,980,000 arising from the sale of a portion of the stock of this subsidiary. However, due to the uncertainty regarding the Company's ability to utilize this capital loss in the future, only $2.3 million of this benefit was recognized in Fiscal 1999 as an offset against current and previous capital gains.


12.      STOCKHOLDERS' EQUITY

         The Company's certificate of incorporation provides that the authorized capital stock of the Company consists of 35,000,000 shares of common stock and 1,000 shares of preferred stock, each having a par value of $0.01 per share. At September 26, 1999, approximately 14,681,419 shares of common stock were issued.

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

         Common Stock

         The holders of record of shares of common stock are entitled to receive dividends when and as declared by the Board of Directors of the Company, provided that the Company has funds legally available for the payment of dividends and is not otherwise contractually restricted from the payment of dividends. The Company declared no such dividends during Fiscal 1999, Fiscal 1998 and Fiscal 1997.

         Treasury Stock Transactions

         During Fiscal 1999 and Fiscal 1998, the Company received 130,382 and 92,285 shares of its common stock, respectively, in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $1,345,000 in Fiscal 1999 and $894,000 in Fiscal 1998 (which were calculated based on the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of September 26, 1999 and September 27, 1998.

         During Fiscal 1999 and Fiscal 1998, the Company repurchased 905,485 and 502,000 shares of its common stock, respectively, in the open market for approximately $8,451,000 and $4,479,000, respectively.

         During Fiscal 1999, the Company received 253,290 shares of its common stock in connection with the final distributions of the bankruptcy proceedings, 18,271 of which were purchased at a cost of approximately $181,000.
         No such shares were received or purchased during Fiscal 1998.

         During Fiscal 1999, the Company repurchased 47,712 shares of its common stock from the Uniroyal Technology Corporation Employee Stock Ownership Plan for approximately $482,000. No such shares were repurchased during Fiscal 1998.

         During Fiscal 1998, the Company repurchased 500,000 shares of its common stock for $2,187,500 in connection with the sale by the Pension Benefit Guaranty Corporation ("PBGC") of all of its holdings of the Company's common stock. Also during Fiscal 1998, The Company repurchased 300,000 shares of its common stock, previously issued in connection with the Fiscal 1997 purchase of Townsend Plastics, for $250,000 cash and an unsecured promissory note for $2,450,000 (Note 10) and repurchased 50,000 shares of its common stock, previously issued in connection with the Fiscal 1997 acquisition of C. Gunther Company, for $431,250.

         Subsequent to the fiscal year ended September 26, 1999 and as of December 10, 1999, the Company repurchased approximately 132,450 shares of its common stock in the open market for approximately $1,263,000.

         Warrants

         The Company has 537,535 warrants outstanding to purchase an aggregate of 537,535 shares of its common stock at a price equal to $4.375 per share, subject to adjustments under certain circumstances. All outstanding warrants are exercisable at any time on or prior to June 1, 2003, at which time they will terminate and become void. The Company originally issued 800,000 warrants to purchase an aggregate of 800,000 shares of its common stock in connection with the issuance of its Senior Secured Notes. The warrants were detachable from the Senior Secured Notes and, therefore, were allocated a portion of the proceeds in the amount of approximately $1,566,000, which was their market value at the time they were issued. This amount was added to additional paid-in capital. During Fiscal 1999 and Fiscal 1998, the Company repurchased 45,615 and 216,850, respectively, of its outstanding warrants for approximately $292,000 and $1,314,000, respectively. As of September 26, 1999, no warrants had been exercised.

         Stock Compensation Plans

         At September 26, 1999, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans except as indicated below. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except earnings per share information):

                                                                              Fiscal Years Ended
                                                         -----------------------------------------------------------
                                                         September 26,          September 27,          September 28,
                                                              1999                   1998                   1997
                                                         -------------          -------------          -------------
         Net income
           As reported                                   $    5,520             $    2,390             $      379
           Pro forma                                     $    4,778             $    2,175             $      308
         Earnings per share - basic
           As reported                                   $     0.45             $     0.18             $     0.01
           Pro forma                                     $     0.39             $     0.16             $     0.01
         Earnings per share - assuming dilution
           As reported                                   $     0.42             $     0.16             $     0.01
           Pro forma                                     $     0.36             $     0.15             $     0.01



         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997, respectively: expected volatility of 44.16%, 45.46% and 45.89%, dividend yield of 0% for all years, risk-free interest rates of 6.014%, 4.523% and 6.042% and expected lives of 3 to 10 years.

         The Company has reserved 1,363,636 shares of common stock to be issued and sold pursuant to the 1992 Stock Option Plan that was adopted by the Company on September 27, 1992. Generally, of the options granted under this plan, 60% vested on May 1, 1994 and the remainder vested on November 1, 1995. Vesting provisions for any additional options will be determined by the Board of Directors of the Company at the time of the grant of such options. The stock options are exercisable over a period determined by the Board of Directors or its Compensation Committee, but no longer than ten years after the date granted.

         During the fiscal year ended September 26, 1993, the Company adopted the 1992 Non-Qualified Stock Option Plan available for non-officer directors. This plan provides that directors who are not officers of the Company are entitled to forego up to 100% of their annual retainer in exchange for options to purchase the Company's common stock at an option price of 50% of the market price of the underlying common stock at the date of grant. The options are exercisable for a period of 10 years from the date of the grant of each option. Compensation expense related to these options was $109,000, $64,000 and $28,000 during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

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

         During the fiscal year ended September 29, 1996, the Company adopted the 1995 Non-Qualified Stock Option Plan available for directors. Each director is granted an option to purchase 10,000 shares of the Company's common stock in the case of the initial grant and 5,000 shares for any subsequent grant. The initial grant occurred upon the adoption of this plan or, in the case of new directors, 30 days after becoming an eligible director of the Company. Options granted under this plan have a term of three years and may be exercised nine months after the date of the grant. This plan terminates on February 14, 2006. No director who is not an officer of the Company may receive options to purchase more than an aggregate of 30,000 shares of Common Stock in any calendar year under all of the Company's Stock Option Plans. The plan was amended by the Stockholders in 1999 to increase the annual amount from 10,000 to 17,500 shares of the Company's common stock.

         The following table summarizes all stock option transactions for the fiscal years ended September 26, 1999 and September 27, 1998:

                                                                         Fiscal Years Ended
                                            -------------------------------------------------------------------------
                                                    September 26, 1999                     September 27, 1998
                                            ---------------------------------       ---------------------------------
                                                             Weighted-Average                        Weighted-Average
                                              Shares          Exercise Price          Shares          Exercise Price
                                            ----------       ----------------       ----------       ----------------

      Outstanding at Beginning of Year        2,176,393           $    5.05          1,895,250           $    3.36
      Grants                                    187,100           $    7.76            762,658           $    8.09
      Exercised                                (498,463)          $    3.41           (475,595)          $    3.19
      Forfeited                                 (17,500)          $    7.84             (5,920)          $    3.57
                                              ---------                              ---------
      Outstanding at End of Year              1,847,530           $    5.74          2,176,393           $    5.05
                                              =========                              =========
      Exercisable at End of Year              1,029,605                              1,295,815
                                              =========                              =========
      Weighted-average fair value of
      options granted during the year        $     3.69                             $     3.38


         The following table summarizes information about stock options at September 26, 1999:

                              Options Outstanding                                           Options Exercisable
   ----------------------------------------------------------------------------     --------------------------------
                             Number        Weighted-Average        Weighted-            Number           Weighted-
      Range of            Outstanding          Remaining            Average          Exercisable          Average
   Exercise Prices          at 9/26/99      Contractual Life     Exercise Price        at 9/26/99     Exercise Price
   ----------------       ------------     -----------------     --------------      ------------     --------------
   $1.470 - $ 2.063             51,633           5.41 Years           $  1.66             51,633           $   1.66
   $2.625 - $ 3.156            481,949           5.17 Years           $  2.82            403,757           $   2.81
   $3.250 - $ 4.000            228,832           3.22 Years           $  3.48            225,892           $   3.48
   $4.125 - $ 5.063            323,768           4.41 Years           $  4.21            298,348           $   4.14
   $7.000 - $ 8.625            182,000           2.31 Years           $  7.87             37,310           $   7.09
   $9.125 - $10.000            579,348           8.77 Years           $  9.62             12,665           $   9.60
                             ---------                                                 ---------
                             1,847,530           5.65 Years           $  5.74          1,029,605           $   3.52
                             =========                                                 =========

         Employee Stock Ownership Plan

         The Company established the Uniroyal Technology Corporation Employee Stock Ownership Plan (the "ESOP") in 1992. The ESOP was a stock bonus plan intended to encourage eligible employees to save for their retirement and to increase their proprietary interest in the Company by accumulating the Company's common stock. Employees eligible for the initial distribution generally were all employees employed by the Company on or after January 1, 1993, excluding executive officers of the Company.

         The Company made an initial contribution to the ESOP of 425,000 shares of common stock. Future contributions by the Company were discretionary. The initial contribution was allocated to eligible employees of the Company ratably based upon the respective compensation levels of the eligible employees. Shares allocated to each participant account under the ESOP became vested upon the participant's completion of three years of cumulative service with the Company. The Company did not make any contributions to the ESOP nor did they have any ESOP expense during Fiscal 1999, Fiscal 1998 and Fiscal 1997. During Fiscal 1999, the Company merged the ESOP into the three existing employee savings plans effective February 6, 1998. No further contributions are to be made to the Plan, no further benefits will accrue to any participants in the Plan and the accounts of all participants in the Plan as of February 6, 1998 are vested.


13.      EMPLOYEE COMPENSATION

         Post-retirement Health Care and Life Insurance Benefits

         Certain retired employees are currently provided with specified health care and life insurance benefits. Generally, the plan provides for reimbursement of approved medical and prescription drug costs not fully covered by Medicare. The plan also provides for certain deductibles and co-payments. The life insurance benefits provide for amounts based upon the retirees' compensation at the time of their retirement. Eligibility requirements for such benefits vary by division, but generally provide that benefits are available to employees who retire after a certain age with specified years of service or a combined total of age and years of service. The Company has the right to modify or terminate certain of these benefits. The Company's policy is to pay the actual expenses incurred by the retirees; the Company does not intend to fund any amounts in excess of those obligations. The Company is also obligated to provide benefits to certain salaried retirees of Uniroyal Plastics Company, Inc. ("UPC"), which is currently in liquidation proceedings under Chapter 7 of the U.S. Bankruptcy Code and is an affiliate of the Predecessor Companies (Note 14), and Uniroyal, Inc. ("Uniroyal") (not affiliated with the Company) who are class members under a federal district court order. The Company and Uniroyal agreed to share on a
         35%-65% basis, respectively, the costs of providing medical, prescription drug and life insurance benefits to these retirees. The Company is further obligated to make payments to a Voluntary Employee Benefits Association ("VEBA") established to provide benefits to certain retirees of the Predecessor Companies and UPC. The Company's post-retirement benefit plans are not funded.

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

         The components of net periodic benefit costs are as follows (in thousands):

                                                       September 26,            September 27,           September 28,
                                                           1999                     1998                    1997
                                                       -------------            -------------           -------------
          Service cost                                  $      61                $      52               $      67
          Interest cost                                     1,864                    2,212                   2,315
          Amortization of prior service credit                (14)                     (14)                    (14)
          Amortization of transition obligation             1,114                    1,114                   1,134
          Recognized actuarial loss                           151                      289                     205
                                                        ---------                ---------               ---------
          Net periodic benefit cost                     $   3,176                $   3,653               $   3,707
                                                        =========                =========               =========

         A reconciliation of the beginning and ending balances of benefit obligations and the funded status of the plans are as follows (in thousands):

                                                            September 26,            September 27,
                                                                1999                     1998
                                                            -------------            -------------
         Change in benefit obligations:
         Benefit obligation at beginning of year              $    34,163              $    34,221
         Service cost before expenses                                  61                       52
         Interest cost                                              1,864                    2,212
         Benefit payments                                          (2,649)                  (2,752)
         Actuarial (gain)/loss                                     (4,788)                     430
                                                               -----------             -----------
         Benefit obligation at end of year                     $    28,651             $    34,163
                                                               ===========             ===========

         Reconciliation of funded status:
         Benefit obligation at end of year                    $    28,651              $    34,163
         Unrecognized actuarial loss                               (2,762)                  (7,701)
         Unrecognized prior service credit                            247                      261
         Unrecognized transition obligation                       (10,022)                 (11,137)
                                                              -----------              -----------
         Net amount recognized at year-end                    $    16,114              $    15,586
                                                              ===========              ===========

         The weighted average discount rate assumptions were 6.75% at September 26, 1999, 6.25% at September 27, 1998 and 7.0% at September 28, 1997.

         The assumed health care cost trend rate used in measuring the healthcare benefits for Fiscal 1999 was a 6.0% average annual rate of increase in the per capita cost health care benefits. This rate is assumed to change over the years as follows: 5.8% for the fiscal years beginning in 2000, 5.3% for the fiscal years beginning in 2003, 5.1% for the fiscal years beginning in 2005, 4.9% for the fiscal years beginning in 2010, 4.8% for the fiscal years beginning in 2015 and 4.8% for the fiscal years beginning in 2020 and later.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed cost trend would have the following effects for Fiscal 1999 (in thousands):

                                                                              1% Point Increase       1% Point Decrease
                                                                              -----------------       -----------------
         Effect on total of service and interest cost components for 1999          $    172                $   (165)
         Effect on year-end 1999 post-retirement benefit obligation                   2,476                  (2,131)

         Post-retirement Benefit Plan
         ----------------------------
         Effective October 1, 1998, the Company established an unfunded post-retirement defined benefit plan for officers and certain key employees of the Company. The net periodic benefit cost recognized in Fiscal 1999 was approximately $525,000 and consisted entirely of service cost. The following tables provide a reconciliation of the changes in the plan's benefit obligations and a reconciliation of the funded status for Fiscal 1999 (in thousands):


         Accrued benefit obligation at September 27, 1998                      $        -
         Service cost                                                                 525
         Benefits paid                                                                  -
                                                                               ----------
         Accrued benefit obligation at September 26, 1999                      $      525
                                                                               ==========

         Projected benefit obligation                                          $      484
         Unrecognized prior service cost                                                -
         Unrecognized loss                                                             41
                                                                               ----------
         Accrued benefit obligation at September 26, 1999                      $      525
                                                                               ==========

         The discount rate used as of September 26, 1999 was 7.75%.

         In connection with the post-retirement defined benefit plan, the Company purchased life insurance contracts on the lives of officers and certain key employees of the Company during Fiscal 1999. Life insurance premiums of approximately $383,000 were paid by the Company in Fiscal 1999 with respect to these policies. As of September 26, 1999, $303,000 has been capitalized to reflect the cash surrender value of the contracts.

         Other Benefit Plans
         -------------------
         The Royalite, UEP and UAS divisions provide additional retirement benefits to substantially all of their employees and the Polycast division provides such benefits to certain of its employees through three defined contribution savings plans. The plans provide for employee contributions and employer matching contributions to employee savings. Employer contributions are generally either 2% of salaried and certain non-union hourly participants' gross earnings or rates per hour ranging generally from $.05 to $.66 based on years of service. The expenses pertaining to these plans amounted to approximately $334,000, $618,000 and $649,000 for the fiscal years ended in 1999, 1998 and 1997, respectively.

         In addition, the Company provides a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan covers all eligible salaried and non-union wage employees of the Company. The savings plan allows all eligible employees to defer up to 15% of their income on a pre-tax basis through contributions to the savings plan. For every dollar an employee contributes, the Company may contribute an amount equal to 25% of each participant's before-tax obligation up to 6% of the participant's compensation. Such employer contribution may be made in cash or in Company common stock. The expenses pertaining to this savings plan were approximately $242,000, $168,000 and $141,000 for the fiscal years ended 1999, 1998 and 1997. During Fiscal 1999 and Fiscal 1998 the Company contributed 19,672 and 30,260 shares of its common stock with a market value of approximately $199,000 and $191,000, respectively, to the savings plan. The Company did not make any such contributions during Fiscal 1997.

14.      COMMITMENTS AND CONTINGENCIES

         Bankruptcy Proceedings
         ----------------------
         On September 27, 1992 the Company acquired the businesses of certain direct and indirect subsidiaries of The Jesup Group, Inc. ("Jesup") for $54,400,000 of the Company's common and preferred stocks. These subsidiaries (collectively, the "Predecessor Companies") are the current operating divisions of the Company. The Predecessor Companies previously filed petitions with the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") seeking protection from their creditors under Chapter 11 of the United States Bankruptcy Code. On August 20, 1992 the Bankruptcy Court approved the Third Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code for Polycast Technology Corporation and its Affiliated Debtors (the "Plan"). The Plan was substantially consummated at the close of business on September 27, 1992 (the "Effective Date").

         As a result of the bankruptcy and the consummation of the Plan at September 27, 1992, the Company recorded certain adjustments to present its consolidated financial statements at September 27, 1992 in conformity with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), of the American Institute of Certified Public Accountants. Under the provisions of SOP 90-7, the Company was required to adopt fresh start reporting as of September 27, 1992 because (i) the reorganization value of the Company (approximate fair value on the Effective Date) was less than the total of all post-petition liabilities and pre-petition allowed claims and (ii) holders of the voting shares of the Predecessor Companies before the Effective Date received less than 50 percent (50%) of the voting shares of the Company.

         As of September 26, 1999, all 10,000,000 shares of the Company's common stock allocated for the disposition of bankruptcy claims have been issued for full settlement to the holders of unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The Bankruptcy Court issued its final decree closing the bankruptcy of the Predecessor Companies on September 27, 1999.

         Townsend Acquisition
         --------------------
         By letter dated January 30, 1998, the Denver Regional Office of the FTC notified the Company that it was conducting a non-public investigation into the Company's acquisition of the Townsend Plastics Division of Townsend Industries, Inc. in September 1997. The purpose of the investigation was to determine whether the transaction violated Section 7 of the Clayton Act, 15 USC Section 18, Section 5 of the Federal Trade Commission Act, 15 USC Section 45, or any other law enforced by the FTC. The Company has been cooperating with the FTC in its investigation. The Company has been in discussions with the staff of the FTC seeking to meet the concerns of both the Company and the FTC. Management does not expect the cost of compliance with the FTC requests to have a material adverse effect upon the Company's results of operations, cash flows or financial position. The Company is currently seeking to sell certain assets to another entity that could compete with Townsend/Glasflex in order to increase competition in the markets served by Townsend/Glasflex.

         Litigation
         ----------
         The Company is also engaged in litigation arising from the ordinary course of business. Management believes the ultimate outcome of such litigation will not have a material adverse effect upon the Company's results of operations, cash flows or financial position.

         Environmental Factors
         ---------------------
         The Company is subject to a wide range of federal, state and local laws and regulations designed to protect the environment and worker health and safety. The Company's management emphasizes compliance with these laws and regulations. The Company has instituted programs to provide guidance and training and to audit compliance with environmental laws and regulations at Company owned or leased facilities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable both that a liability has been incurred and that the amount can be reasonably estimated.

         The Company may become subject to claims relating to certain environmental matters. The operations of the Predecessor Companies and certain of their affiliates produced waste materials that, prior to 1980, were disposed of at some 36 known unregulated sites throughout the United States. After 1980, waste disposal was limited to sites permitted under federal and state environmental laws and regulations. If any of the disposal sites (unregulated or regulated) are found to be releasing hazardous substances into the environment, under current federal and state environmental laws, the appropriate company might be subject to liability for clean-up and containment costs.

         Prior to the Effective Date of the Predecessor Companies' Plan, several sites were identified where there were potential liabilities for the cost of environmental clean-up. In most instances, this potential liability resulted from the alleged arrangement for the off-site disposal of hazardous substances by Uniroyal, Inc.

         Pursuant to a settlement agreement with the United States Environmental Protection Agency ("EPA"), the United States Department of the Interior and the States of Wisconsin and Indiana (the "EPA Settlement Agreement"), entered into in connection with the Plan, the Predecessor Companies compromised and settled (in exchange for common stock of the Company) substantially all of the pre-petition liabilities of the Predecessor Companies and the Company relating to disposal activities under Sections 106 and 107 of the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), Section 3008 of the Resource Conservation and Recovery Act ("RCRA") and similar state laws for clean-up of the remaining unsettled 20 designated sites not owned by any of the Predecessor Companies (the "Known Sites") and for natural resource damages at 15 of the 20 Known Sites. Pursuant to the EPA Settlement Agreement, the Predecessor Companies and the Company received from the United States and the States of Indiana and Wisconsin a covenant not to sue for response costs and, with the exception of five Known Sites, natural resource damages at each of the Known Sites. In addition, pursuant to Section 113(f)(2) of CERCLA, and as provided under the EPA Settlement Agreement, the Predecessor Companies and the Company will be protected against contribution claims filed by private parties for any Known Site for matters covered by the EPA Settlement Agreement. The EPA Settlement Agreement established a mechanism for the Company to resolve its liability for any other sites, except for those owned by the Company (the "Additional Sites"), arising from pre-petition disposal activity. The Company also agreed to share with such parties the proceeds of claims relating to the known sites made against certain insurers of the Predecessor Companies and their affiliates.

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

         The Company  received a letter dated  October 30,  1997,  from the EPA,
         Region 5, informing the Company that it might be financially responsible for a pollution incident at the facility formally leased by the Company at 312 North Hill Street, Mishawaka, Indiana. The EPA notified the Company that it expected the Company to pay for part or all of the approximately $1,700,000 of costs associated with the clean-up of a portion of such plant. The Company and the EPA negotiated a settlement whereby the EPA was given an allowed unsecured claim of $1,700,000 under the Plan, and the Company made a payment of $525,000 to the EPA in March of 1999. The liability had been fully accrued for in a prior fiscal year.

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

         Claims arising from real property owned by the Company are not affected by the EPA Settlement Agreement. In connection with the acquisition of a manufacturing facility in South Bend, Indiana, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven year period. The Company had placed $1,000,000 in an escrow account to be used for such clean-up in accordance with the terms of the agreement for the purchase of the facility. As of September 26, 1999, the Company had incurred approximately $615,000 of related remediation costs.

         The Company's acquisition of assets of Townsend Plastics in September 1997, included the building in which the business operates in Pleasant Hill, Iowa. The seller retained the underlying real property, which is leased to the Company for a term of ten years. The Company also has an option to acquire such real property until September 30, 2007. The real property is subject to a RCRA Facility Investigation/Corrective Measures Study with Interim Measures ordered by the EPA pursuant to RCRA. Two former lessees of the property are performing corrective measures on the real property to remediate soil and ground water contamination. The Company does not anticipate that such corrective measures will interfere with the Company's use of the property. The Company does not anticipate any liability to the Company in connection with such contamination or corrective measures as long as the Company remains a lessee of the property.

         Based on information available as of September 26, 1999, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

         Leases
         ------
         The Company is a party to non-cancelable lease agreements involving equipment. The leases extend for varying periods up to 5 years and generally provide for the payment of taxes, insurance and maintenance by the lessee.
         Generally these leases have options to purchase at varying dates.

         The Company's property held under capitalized leases, included in property, plant and equipment (Note 4) consists of the following (in thousands):

                                                                 September 26,          September 27,
                                                                      1999                   1998
                                                                 -------------          -------------
         Buildings and improvements                               $    5,426             $        -
         Machinery, equipment and office furnishings                   5,662                  1,153
         Construction in progress                                      9,755                      -
                                                                  ----------             ----------
                                                                      20,843                  1,153
         Less accumulated amortization                                  (479)                  (351)
                                                                  ----------             ----------
         Total                                                    $   20,364             $      802
                                                                  ==========             ==========

         The approximate minimum future lease obligations on long-term non-cancelable capital lease obligations included in long-term debt (Note 10) during subsequent fiscal years ending in September are as follows (in thousands):

                                   Fiscal Year
                                   -----------
                                     2000                                        $  5,023
                                     2001                                           4,549
                                     2002                                           4,772
                                     2003                                           4,768
                                     2004                                           3,464
                                                                                  -------
                                                                                   22,576
                                     Less imputed interest                         (4,220)
                                                                                 --------
                                     Total                                       $ 18,356
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

         The Company leases equipment, vehicles and warehouse and office space under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. The approximate future minimum rentals under non-cancelable operating leases during subsequent fiscal years ending in September are as follows (in thousands):

                                   Fiscal Year
                                   -----------
                                     2000                                        $  2,639
                                     2001                                           1,906
                                     2002                                           1,769
                                     2003                                           1,664
                                     2004                                           1,534
                                     Subsequent years                               2,606
                                                                                 --------
                                     Total                                       $ 12,118
                                                                                 ========

         Rent expense was  approximately  $2,027,000,  $1,463,000 and $1,264,000 for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

         Officers' Compensation

         On August 1, 1995 the Company implemented a Deferred Compensation Plan providing certain key employees the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer a portion of their base compensation and bonuses earned each year. Amounts deferred will earn interest at 12% per annum. The program is not qualified under Section 401 of the Internal Revenue Code. At September 26, 1999 and September 27, 1998 participant deferrals, which are included in accrued liabilities, were $726,000 and $519,000, respectively. The expense during the Fiscal 1999, Fiscal 1998 and Fiscal 1997 was $208,000, $184,000 and $161,000, respectively.

         Also during the fiscal year ended October 1, 1995, split dollar life insurance contracts were purchased on the lives of the five executive officers. Annual insurance premiums of $186,000 are paid by the Company with respect to these policies. As of September 26, 1999 and September 27, 1998, $929,000 and $717,000, respectively, has been capitalized to reflect the cash surrender value of these contracts due the Company, net of loan balances.

         As of September 26, 1999, the Company had employment contracts with four officers of the Company, providing for total annual payments of approximately $1,509,000 plus bonuses through September 1, 2000.

15.      SALE OF THE AUTOMOTIVE DIVISION OF THE COATED FABRICS SEGMENT

         During the fourth quarter of Fiscal 1996, management of the Company concluded that, based not only on its decision to sell, but also on discussions with interested buyers, a sale of the automotive operations of the Coated Fabrics Segment was probable. The automotive operations were comprised of 100% of the operations at the Port Clinton, Ohio ("Port Clinton") facility and a portion of overall operations at the Stoughton, Wisconsin facility ("Stoughton"). Further, on December 11, 1996, the Board of Directors approved the closure of the Port Clinton operation of the Coated Fabrics Segment during the fiscal year ending September 28, 1997 in the event a sale did not occur. Port Clinton had incurred operating losses of approximately $7,640,000 and $5,540,000 during the fiscal years ended September 29, 1996 and October 1, 1995.

         In accordance with SFAS No. 121, the Company recorded a write-down of long-lived assets related to the automotive operations totaling approximately $8,900,000 during the fiscal year ended September 29, 1996. The related assets were classified as held for sale and depreciation ceased on September 29, 1996. The carrying value of the remaining long-lived assets to be disposed of was $3,217,000 as of September 26, 1999 and $4,530,000 as of September 27, 1998. The Company expects to dispose of the remaining automotive assets, the majority of which represent the real property at Port Clinton, in Fiscal 2000.

         On May 15,  1997 the  Company  agreed  to sell  certain  assets  of the automotive division of the Coated Fabrics Segment located at the Company's Stoughton, Wisconsin, facility ("Stoughton") to Textileather Corporation, a subsidiary of Canadian General-Tower, Limited ("CGT") for $6,657,500. The Company received $4,657,500 in cash and Textileather retained $2,000,000 which was to be paid pursuant to the terms of a supply agreement and to bear interest at the rate of 9% per annum. Under the terms of the supply agreement, the Company agreed to continue to manufacture and supply Stoughton automotive products to its customers until Textileather Corporation could transfer production of the Stoughton automotive products to its own facility. The $2,000,000 plus accrued interest was payable in stages and contingent upon the successful transfer of certain automotive programs to Textileather Corporation. The first installment was due September 30, 1997. The Company requested payment and was denied payment by CGT. On October 10, 1997, the Company filed suit against CGT and Textileather Corporation in the Dane County, Wisconsin Circuit Court. The Company sought damages for non-payment of the holdback and declaratory and injunctive relief. On October 30, 1997, the defendants filed their answer, basically denying the claims. Textileather Corporation later commenced an arbitration in Madison, Wisconsin in connection with claims by Textileather Corporation under the asset purchase agreement. The two cases were settled on July 17, 1998. As part of the settlement the Company retained in perpetuity certain automotive programs it had previously sold, and two programs were retained until February 28, 1999. In addition, Textileather made a cash payment to the Company of approximately $379,000 which was recorded by the Company as a gain, and also transferred ownership back to the Company of an asset located at the Company's Port Clinton, Ohio facility.

         On October 17, 1997 the Company further agreed to sell certain assets at Port Clinton to CGT for $5,325,000 plus the value of purchased inventories and plus or minus adjustments contingent upon the transfer of certain automotive programs to CGT as defined in the agreement. On July 10, 1998, the Company received $4,930,000 from CGT under this agreement relative to assets related to the Company's door panel program. Under the terms of a supply agreement, the Company agreed to continue to manufacture and supply customers of the door panel programs until CGT could transfer the production of the door panels to its own facility. The Company stopped producing door panels at its Port Clinton, Ohio facility in November, 1998. The Company received an additional $800,000 when CGT secured purchase orders for the twelve months following the door panel closing from certain customers as identified in the agreement. The Company also received an additional $900,000 on July 19, 1999 for certain customer approvals and resulting transfer to CGT of purchased assets that relate to the Company's instrument panel programs. During Fiscal 1999 and Fiscal 1998, the Company recognized a gain of $667,000 and $133,000, respectively, in connection with this transaction.

         Management believes that the Company will not have any further significant gain or loss upon the disposal of the remaining Port Clinton assets.

16.      JOINT VENTURE

         As of September 29, 1997, the Company entered into a technology agreement with Emcore to acquire certain technology for the manufacture of epitaxial wafers used in high brightness LEDs for lamps and display devices. Included in other assets at September 26, 1999 are license fees relating to the technology agreement of $5,000,000 paid to Emcore during the fiscal year ended September 26, 1999 and September 27, 1998 (Note 8). On the date of the transaction, Thomas J. Russell, the Chairman of the Board of Directors of Emcore, was a director and major stockholder of the Company and Howard R. Curd, the Chairman of the Board of Directors and Chief Executive Officer of the Company, was a director and stockholder of Emcore. Subsequent to the transaction, Thomas J. Russell resigned from the Board of Directors of the Company and Howard R. Curd resigned from the Board of Directors of Emcore.

         Uniroyal Optoelectronics, Inc., a wholly-owned subsidiary of the Company, entered into a joint venture (Uniroyal Optoelectronics, LLC) with Emcore which Uniroyal Optoelectronics, Inc. manages and owns a 51% interest. Emcore is the 49% owner. In July 1998, both owners capitalized the joint venture through cash contributions of $510,000 by the Company and $490,000 by Emcore.

         During Fiscal 1999, Emcore made additional capital contributions to the joint venture of $5,500,000. The Company is required to fund its equivalent contribution of approximately $5,700,000 as cash is required by the joint venture.

         Included in selling and general administrative  expenses of the Company
         for  Fiscal  1999  and  Fiscal  1998  are   $4,345,000   and  $302,000,
         respectively, of joint venture start-up costs.

         In July 1998, the joint venture entered into a supply agreement with Emcore whereby Emcore agreed to supply epitaxial wafers, dies and package-ready devices to the joint venture until the joint venture was ready to produce its own products. During Fiscal 1999, Uniroyal Optoelectronics, LLC sales of approximately $479,000 were a result of product supplied by Emcore.

         In July 1998, the joint venture entered into a lease agreement for a facility in Tampa, Florida and has completed construction of leasehold improvements. It is anticipated that the joint venture will begin production for commercial applications in the second quarter of Fiscal 2000.

17.      INCOME (LOSS) PER COMMON SHARE

         FASB has issued SFAS No. 128, Earnings Per Share, which was required to be adopted for financial statement periods ending after December 15, 1997. SFAS No. 128 requires that the primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. The Company has adopted SFAS No. 128 for the fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997.

         The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows:

                                                         For the Fiscal Year Ended September 26, 1999
                                           -------------------------------------------------------------------------

                                             Income (Numerator)        Shares (Denominator)        Per Share Amount
                                           --------------------      ----------------------      -------------------
          Income before extraordinary item
            item                                 $     5,520,000
          Basic EPS
          ---------
            Income available to
              common stockholders                      5,520,000               12,157,996           $     0.45
                                                                                                    ==========
          Effect of Dilutive Securities
          -----------------------------
            Stock options                                                         828,460
            Warrants                                                              299,878
                                                                               ----------
          Diluted EPS
          -----------
            Income available to common
              stockholders                       $     5,520,000               13,286,334           $     0.42
                                                 ===============               ==========           ==========

                                                         For the Fiscal Year Ended September 27, 1998
                                           -----------------------------------------------------------------------

                                             Income (Numerator)      Shares (Denominator)        Per Share Amount
                                           ----------------------- ------------------------- ---------------------
          Income before extraordinary
            item                                 $     8,027,000
          Basic EPS
          ----------
            Income available to
              common stockholders                      8,027,000               13,231,542           $     0.61
                                                                                                    ==========
          Effect of Dilutive Securities
          -----------------------------
            Stock options                                                       1,070,122
            Warrants                                                              329,404
                                                                               ----------
          Diluted EPS
          -----------
            Income available to common
              stockholders                       $     8,027,000               14,631,068           $     0.55
                                                 ===============               ==========           ==========

                                                         For the Fiscal Year Ended September 28, 1997
                                           ---------------------------------------------------------------------------

                                             Income (Numerator)      Shares (Denominator)        Per Share Amount
                                           ----------------------- ------------------------- -------------------------
          Income before extraordinary
            item                                 $       379,000
          Less: Preferred stock dividends               (220,000)
                                                 ---------------
          Basic EPS
          ---------
            Income available to
              common stockholders                        159,000               13,316,965           $     0.01
                                                                                                    ==========
          Effect of Dilutive Securities
          -----------------------------
            Stock options                                                         106,589
                                                                               ----------
          Diluted EPS
          -----------
            Income available to common
              stockholders                       $       159,000               13,423,554           $     0.01
                                                 ===============               ==========           ==========

         Additional stock options to purchase 578,848, 577,848 and 1,224,478 shares of common stock at various prices were outstanding at September 26, 1999, September 27, 1998 and September 28, 1997, respectively. These shares were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. Warrants to purchase 800,000 shares of common stock at $4.375 per share were not included in the computation of diluted earnings per share at September 28, 1997 because the exercise price was greater than the average market price of the common shares.

         The calculation for earnings per share for Fiscal 1997 has been revised to include the effect of the dividends paid to the owners of preferred stock paid in common stock.

18.      RELATED PARTY TRANSACTIONS

         The Company has an agreement with an investment banking firm that employs relatives of one of the Company's executive officers. The investment banking firm has provided financial advisory services to the Company for fees of approximately $157,000, $732,000 and $274,000 during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. Of the $732,000 incurred during Fiscal 1998, $650,000 was incurred in connection with the Fleet Financing.

         During the fiscal years ended September 26, 1999 and September 27, 1998, the Company incurred legal fees of approximately $299,000 and $326,000, respectively, with a law firm of which one of the Company's directors is a senior partner. Approximately $231,000 of the legal fees incurred in Fiscal 1998, were incurred in connection with the Fleet Financing. No legal fees were paid to this firm during the fiscal year ended September 28, 1997.

19.      SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information," which establishes standards for reporting information about a Company's operating segments, in the fourth quarter of Fiscal 1999. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the Segment.

         The Company's  operations are classified into four reportable segments:
         High Performance Plastics, Coated Fabrics, Specialty Adhesives and Optoelectronics. The High Performance Plastics Segment manufactures thermoplastic and acrylic products. The Coated Fabrics Segment manufactures vinyl coated fabric products. The Specialty Adhesives Segment manufactures industrial adhesives and sealants. The Optoelectronics Segment will manufacture epitaxial wafers, dies and package-ready dies used in high brightness light-emitting diodes (LEDs) once operations commence.

         The Company's  reportable  segments are strategic  business  units that
         offer  different   products  and  are  managed   separately   based  on
         fundamental differences in their operations.

         The High Performance Plastics Segment includes Uniroyal HPP Holdings, Inc. and its subsidiary, High Performance Plastics, Inc. The Coated Fabrics Segment includes Uniroyal Engineered Products, Inc.'s operating division, Uniroyal Engineered Products. The Specialty Adhesives Segment includes Uniroyal Engineered Products, Inc.'s operating division, Uniroyal Adhesives and Sealants. The Optoelectronics Segment includes Uniroyal Optoelectronics, Inc. and its majority-owned subsidiary, Uniroyal Optoelectronics, LLC. All other subsidiaries are considered part of corporate.

         The Company's assets and operations are located in the United States. The principal markets for the Company's products are in the United States. Export sales to foreign countries, based upon where the products are shipped to, were approximately $8,758,000, $11,639,000 and $7,189,000 in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. No single customer accounted for 10% or more of the Company's net sales.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates a Segment's performance based upon profit or loss from operations before interest and income taxes. Intersegment sales are not significant.

         Segment data for Fiscal 1999, Fiscal 1998 and Fiscal 1997 is as follows (in thousands):

                                               September 26,          September 27,          September 28,
                                                    1999                   1998                   1997
                                               -------------          -------------          -------------
        Net Sales:
           High Performance Plastics             $   130,219           $   128,580            $   118,847
           Coated Fabrics                             42,341                67,906                 68,772
           Specialty Adhesives                        28,388                24,130                 20,905
           Optoelectronics                               485                     -                      -
                                                 -----------           -----------            -----------
        Total                                    $   201,433           $   220,616            $   208,524
                                                 ===========           ===========            ===========

        Operating Income (loss):
           High Performance Plastics             $    15,518           $    16,109            $    10,547
           Coated Fabrics                              4,202                 8,868                  2,105
           Specialty Adhesives                         2,686                 1,911                   (346)
           Optoelectronics                            (5,080)                 (398)                     -
           Corporate                                  (4,490)               (3,673)                (1,712)
                                                 -----------           -----------            -----------
        Total                                    $    12,836           $    22,817            $    10,594
                                                 ===========           ===========            ===========

        Identifiable assets:
           High Performance Plastics             $   111,067           $   101,490            $    92,034
           Coated Fabrics                             23,547                35,959                 43,654
           Specialty Adhesives                        15,972                15,755                 15,012
           Optoelectronics                            22,474                 2,677                      -
           Corporate                                  40,141                30,470                 30,791
                                                 -----------           -----------            -----------
        Total                                    $   213,201           $   186,351            $   181,491
                                                 ===========           ===========            ===========

        Depreciation and amortization:
           High Performance Plastics             $     5,652           $     5,481            $     4,941
           Coated Fabrics                              1,702                 1,704                  1,847
           Specialty Adhesives                           873                   842                    882
           Optoelectronics                               210                     1                      -
           Corporate                                     720                 1,069                  1,388
                                                 -----------           -----------            -----------
        Total                                    $     9,157           $     9,097            $     9,058
                                                 ===========           ===========            ===========

        Capital Expenditures:
           High Performance Plastics             $     7,564           $     5,399            $     2,951
           Coated Fabrics                                535                   448                  1,213
           Specialty Adhesives                           578                   911                  7,311
           Optoelectronics                            21,353                   292                      -
           Corporate                                     787                   238                    802
                                                 -----------           -----------            -----------
        Total                                    $    30,817           $     7,288            $    12,277
                                                 ===========           ===========            ===========

         Included in each Segment's operating income in Fiscal 1999 is an allocation of corporate overhead based upon 3.5% of Segment sales with the exception of the Optoelectronics Segment for which the corporate overhead allocation was $876,000.

         During Fiscal 1998, the Company changed its methodology for the allocation of corporate overhead from an allocation of 100% of certain corporate costs to an allocation of costs based upon 3.0 - 3.5% of Segment sales. Prior fiscal year allocations were not restated. Had prior year allocations been restated for consistency with current year allocations, it would have resulted in additional corporate overhead allocation to the High Performance Plastics, Coated Fabrics and Specialty Adhesives Segments' in Fiscal 1998 of $245,000, $177,00 and $48,000, respectively. It would have resulted in (less) additional corporate overhead allocation to the High Performance Plastics, Coated Fabrics and Specialty Adhesives Segments in Fiscal 1997 of ($2,386,000), $273,000 and ($772,000), respectively.

20.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (in thousands):

                                               First Quarter    Second Quarter    Third Quarter     Fourth Quarter
    1999                                       -------------    --------------    -------------     --------------
    ----
    Net sales                                   $   49,089         $  49,273         $  51,086         $  51,985
    Gross profit                                    11,298            14,022            14,798            14,268
    Income before extraordinary item                    19             1,059             1,931             2,511
    Net Income                                          19             1,059             1,931             2,511

    Earnings per common share:
       Basic:
         Income before extraordinary item       $        -         $    0.09         $    0.16         $    0.21
         Net income                             $        -         $    0.09         $    0.16         $    0.21
       Diluted:
         Income before extraordinary item       $        -         $    0.08         $    0.15         $    0.19
         Net income                             $        -         $    0.08         $    0.15         $    0.19

    1998
    ----
    Net sales                                   $   51,182         $  54,533         $  56,905         $  57,996
    Gross profit                                    14,281            14,774            15,731            15,324
    Income before extraordinary item                 1,363             1,744             2,618             2,302
    Net income                                       1,363             1,744            (3,019)            2,302

    Earnings per common share:
       Basic:
         Income before extraordinary item       $     0.10         $    0.13         $    0.20         $    0.18
         Net income                             $     0.10         $    0.13         $   (0.23)        $    0.18
       Diluted:
         Income before extraordinary item       $     0.10         $    0.12         $    0.18         $    0.16
         Net income                             $     0.10         $    0.12         $   (0.20)        $    0.16




21. Subsequent to the Company's year end, a nonbinding letter of intent was signed with a potential buyer of HPPI, which may result in a substantial gain if consummated. The potential sale is subject to a number of conditions including the negotiation of definitive agreements, approval by the Board of Directors of both companies, clearance by the appropriate governmental agencies and additional due diligence and investigation. Either party may terminate the discussions. Due to the contingencies involved, the Company is unable to predict whether or when a transaction with the potential buyer will be consummated.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Uniroyal Technology Corporation

We have audited the consolidated balance sheets of Uniroyal Technology Corporation and subsidiaries (the "Company") as of September 26, 1999 and September 27, 1998, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended September 26, 1999, September 27, 1998 and September 28, 1997 and have issued our report thereon dated December 20, 1999 (included in this Form 10-K). Our audits also included the accompanying consolidated financial statement schedule listed in Item 14 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
December 20, 1999


                                                                                                        SCHEDULE II


                 UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                          COLUMN A          COLUMN B          COLUMN C        COLUMN D       COLUMN E
                                          --------          --------          --------        --------       --------
                                                                              ADDITIONS
                                         BALANCE AT     CHARGED (CREDITED)     CHARGED
                                        BEGINNING OF      TO COSTS AND        TO OTHER                       BALANCE AT
              DESCRIPTION                 PERIOD            EXPENSES           ACCTS.         DEDUCTION     END OF PERIOD
                                                                                (a)             (b)

  Year ended September 26, 1999
    Estimated reserve for doubtful
      accounts                           $   246          $    73            $    21         $  (102)       $   238
                                         =======          =======            =======         =======        =======
  Year ended September 27, 1998
    Estimated reserve for doubtful
      accounts                           $   257          $    87            $    27         $  (125)       $   246
                                         =======          =======            =======         =======        =======
  Year ended September 28, 1997
    Estimated reserve for doubtful
      accounts                           $   369          $     -            $    53         $  (165)       $   257
                                         =======          =======            =======         =======        =======

(a) Amount represents recovery of amounts previously written-off and reserve established for receivables of an acquired business.

(b) Amount includes write-off of uncollectible accounts.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         UNIROYAL TECHNOLOGY CORPORATION



Date:  December 23, 1999                   /s/ Howard R. Curd
                                          ---------------------
                                      By: Howard R. Curd, Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




  /s/ Robert L. Soran                         /s/ Richard D. Kimbel
  -------------------                         ---------------------------
  Robert L. Soran, Director, President        Richard D. Kimbel, Director
    and Chief Operating Officer               Date:  December 23, 1999
  Date:  December 23, 1999



  /s/ George J. Zulanas, Jr.                  /s/ Curtis L. Mack
  --------------------------                  ----------------------------
  George J. Zulanas, Jr., Vice President,     Curtis L. Mack, Director
    Treasurer and Chief Financial Officer     Date:  December 23, 1999
  Date:  December 23, 1999



  /s/ Howard R. Curd                          /s/ Roland H. Meyer
  -------------------                         ----------------------------
  Howard R. Curd, Director, Chairman of       Roland H. Meyer, Director
    the Board and Chief Executive Officer     Date:  December 23, 1999
  Date:  December 23, 1999



 /s/ Peter C. B. Bynoe                        /s/ John A. Porter
 ----------------------                       ----------------------------
 Peter C. B. Bynoe, Director                  John A. Porter, Director
 Date:  December 23, 1999                     Date:  December 23, 1999



 /s/ Thomas E. Constance
 ------------------------
  Thomas E. Constance, Director
  Date:  December 23, 1999

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




  /s/ Howard R. Curd                               /s/ Peter C.B Bynoe
  -------------------                              --------------------
  Howard R. Curd, Director, Chairman of the        Peter C.B. Bynoe, Director
    Board and Chief Executive Officer              Date:  December 23, 1999
  Date:  December 23, 1999



  /s/ Robert L. Soran                              /s/ Thomas E. Constance
  --------------------                             ------------------------
  Robert L. Soran, Director, President and         Thomas E. Constance, Director
    Chief Operating Officer                        Date:  December 23, 1999
  Date:  December 23, 1999



                                                   /s/ Richard D. Kimbel
                                                   ------------------------
                                                   Richard D. Kimbel, Director
                                                   Date: December 23, 1999



                                                   /s/ Curtis L. Mack
                                                   -------------------------
                                                   Curtis L. Mack, Director
                                                   Date: December 23, 1999



                                                   /s/ Roland H. Meyer
                                                   -------------------------
                                                   Roland H. Meyer, Director
                                                   Date: December 23, 1999



                                                   /s/ John A. Porter
                                                   -------------------------
                                                   John A. Porter, Director
                                                   Date: December 23, 1999