Form 10-Q
period 2000-01-02
UNIROYAL TECHNOLOGY CORP
filed 2000-02-11
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-Q
(Mark One)

  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 2, 2000

                                    OR

  [   ]        TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

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

     Total number of shares of outstanding stock as of January 30, 2000

                         Common stock 12,371,820

                         PART I - FINANCIAL INFORMATION


ITEM 1.    Consolidated Financial Statements

                                        UNIROYAL TECHNOLOGY CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
                                                (In thousands)

                                                    ASSETS

                                                                                           January 2,           September 26,
                                                                                              2000                  1999
                                                                                          -----------           -------------
Current assets:

   Cash and cash equivalents                                                              $       128             $     4,145

   Trade accounts receivable (less estimated reserve for
      doubtful accounts of $82 and $88, respectively)                                           3,740                   4,808

   Inventories (Note 2)                                                                         9,782                   8,599

   Deferred income taxes                                                                        2,306                   2,779

   Prepaid expenses and current assets                                                          4,184                   1,413
                                                                                          -----------             -----------

   Total current assets                                                                        20,140                  21,744

Property, plant and equipment - net                                                            46,195                  45,304

Property, plant and equipment held for sale                                                     4,217                   4,217

Investment in preferred stock (Note 3)                                                              -                   5,383

Note receivable                                                                                 5,000                   5,000

Goodwill - net                                                                                  1,296                   1,311

Deferred income taxes - net                                                                    16,680                  15,350

Other assets - net                                                                             10,191                  10,147
                                                                                          -----------             -----------

TOTAL ASSETS                                                                              $   103,719             $   108,456
                                                                                          ===========             ===========

                                        UNIROYAL TECHNOLOGY CORPORATION
                               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                                  (Unaudited)
                                       (In thousands, except share data)

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           January 2,            September 26,
                                                                                              2000                   1999
                                                                                          -----------            -------------
Current liabilities:
   Current portion of long-term debt                                                      $     5,086             $     5,282
   Trade accounts payable                                                                      10,727                   9,688
   Net liabilities of discontinued operations (Note 5)                                          6,289                   9,880
   Accrued expenses:
     Compensation and benefits                                                                  6,090                   7,326
     Interest                                                                                     182                     222
     Taxes, other than income                                                                     408                     388
     Other                                                                                      1,039                   1,055
                                                                                          -----------             -----------

   Total current liabilities                                                                   29,821                  33,841

Long-term debt, net of current portion                                                         24,016                  24,369
Other liabilities                                                                              15,329                  15,288
                                                                                          -----------             -----------

Total liabilities                                                                              69,166                  73,498
                                                                                          -----------             -----------

Commitments and contingencies (Note 7)

Minority interest                                                                               2,411                   3,825

Stockholders' equity (Note 6):
   Preferred stock:
     Series C - 0 shares issued and outstanding; par value $0.01;
       450 shares authorized                                                                        -                       -
   Common stock:
     14,970,365 and 14,681,419 shares issued or to be issued,
        respectively; par value $0.01; 35,000,000 shares authorized                               150                     147
   Additional paid-in capital                                                                  58,597                  57,671
   Unrealized gain on securities available for sale - net                                           -                     100
   Deficit                                                                                     (3,692)                 (6,112)
                                                                                          -----------             -----------
                                                                                               55,055                  51,806
   Less treasury stock at cost - 2,847,183 and 2,671,987 shares,
     respectively                                                                             (22,913)                (20,673)
                                                                                          -----------             -----------
   Total stockholders' equity                                                                  32,142                  31,133
                                                                                          -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $   103,719             $   108,456
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


                                        UNIROYAL TECHNOLOGY CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                   (In thousands, except per share data)

                                                                                    Three Months Ended
                                                                        ------------------------------------------
                                                                          January 2,                   December 27,
                                                                             2000                          1998
                                                                        ------------                   ------------

Net sales                                                               $     15,195                   $     18,126
Costs and expenses:
   Costs of goods sold                                                        11,414                         14,845
   Selling and administrative (Note 9)                                         7,380                          3,046
   Depreciation and other amortization                                         1,004                            810
   Gain on sale of preferred stock (Note 3)                                   (2,905)                             -
                                                                        ------------                   ------------
Loss before interest, income taxes and minority
   interest                                                                   (1,698)                          (575)

Interest expense - net                                                          (314)                          (113)
                                                                        ------------                   ------------

Loss before income taxes and minority interest                                (2,012)                          (688)

Income tax benefit (Note 4)                                                    1,671                            423
                                                                        ------------                   ------------

Loss before minority interest                                                   (341)                          (265)

Minority interest in losses of consolidated subsidiary                         1,414                            229
                                                                        ------------                   ------------

Income (loss) from continuing operations                                       1,073                            (36)

Income from discontinued operations, net of income
   tax expense of $1,216 and $517, respectively (Note 5)                       1,347                             55
                                                                        ------------                   ------------

Net income                                                              $      2,420                   $         19
                                                                        ============                   ============

Net income per common share - basic (Note 8)
--------------------------------------------
   Income from continuing operations                                    $       0.09                   $          -
   Income from discontinued operations                                          0.11                              -
                                                                        ------------                   ------------
   Net income                                                           $       0.20                   $          -
                                                                        ============                   ============

Net income per common share - assuming dilution (Note 8)
--------------------------------------------------------
   Income from continuing operations                                    $       0.08                   $          -
   Income from discontinued operations                                          0.10                              -
                                                                        ------------                   ------------
   Net income                                                           $       0.18                   $          -
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




                                        UNIROYAL TECHNOLOGY CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (Unaudited)
                                                (In thousands)

                                                                                     Three Months Ended
                                                                        -------------------------------------------

                                                                          January 2,                   December 27,
                                                                             2000                          1998
                                                                        ------------                   ------------
   Net income                                                           $      2,420                   $         19
   Unrealized gain on securities available for sale
     (net of income taxes of $1,003)                                               -                          1,568
   Reclassification adjustment for gains realized in
     net income                                                                 (100)                             -
                                                                        ------------                   ------------
   Comprehensive income                                                 $      2,320                   $      1,587
                                                                        ============                   ============


                                       See notes to condensed consolidated financial statements.



                                        UNIROYAL TECHNOLOGY CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (In thousands)
                                                                                           Three Months Ended
                                                                                 --------------------------------------
                                                                                   January 2,              December 27,
                                                                                      2000                     1998
                                                                                 ------------              ------------
OPERATING ACTIVITIES:
  Net income                                                                     $      2,420              $         19
  Deduct income from discontinued operations                                           (1,347)                      (55)
                                                                                 ------------              ------------
  Income (loss) from continuing operations                                              1,073                       (36)
  Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
      Depreciation and amortization                                                     1,004                       810
      Deferred tax (benefit) provision                                                   (879)                       65
      Minority interest in net losses of consolidated joint venture                    (1,414)                     (229)
      Gain on sale of preferred stock                                                  (2,905)                        -
      Other                                                                                18                        13
      Changes in assets and liabilities:
        Decrease in trade accounts receivable                                           1,068                     5,619
        (Increase) decrease in inventories                                             (1,183)                      689
        Increase in prepaid expenses and other assets                                  (2,796)                     (446)
        Increase (decrease) in trade accounts payable                                   1,039                    (2,416)
        Decrease in accrued expenses                                                   (1,272)                   (1,807)
        Increase in other liabilities                                                      41                       144
                                                                                 ------------              ------------
Net cash (used in) provided by continuing operations                                   (6,206)                    2,406
Net cash provided by discontinued operations                                              347                     3,487
                                                                                 ------------              ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                           (6,289)                   (6,008)
  Purchase of preferred stock                                                               -                    (9,000)
  Proceeds from sale of preferred stock                                                 8,125                         -
                                                                                 ------------              ------------
Net cash provided by (used in) investing activities                                     1,836                   (15,008)
                                                                                 ------------              ------------

FINANCING ACTIVITIES (Note 10):
  Repayment of term loans                                                              (4,225)                      (30)
  Proceeds from term loan                                                                   -                       785
  Net increase in revolving loan balances                                               5,542                     3,440
  Investment by joint venture partner                                                       -                     5,000
  Stock options exercised                                                                  49                       182
  Purchases of treasury stock                                                          (1,360)                   (4,282)
                                                                                 ------------              ------------
Net cash provided by financing activities                                                   6                     5,095
                                                                                 ------------              ------------
Net decrease in cash                                                                   (4,017)                   (4,020)

Cash and cash equivalents at beginning of period                                        4,145                     4,099
                                                                                 ------------              ------------
Cash and cash equivalents at end of period                                       $        128              $         79
                                                                                 ============              ============


                                       See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                           For the Three Months Ended
                      January 2, 2000 and December 27, 1998

1.       BASIS OF PRESENTATION

         The interim Condensed Consolidated Financial Statements relate to Uniroyal Technology Corporation and its wholly-owned subsidiaries Uniroyal HPP Holdings, Inc., Uniroyal Engineered Products, Inc., Uniroyal Optoelectronics, Inc., Unitech NJ, Inc. and its majority owned subsidiary, Uniroyal Liability Management Company (the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"). Uniroyal Optoelectronics, Inc. includes its majority-owned joint venture, Uniroyal Optoelectronics, LLC. Uniroyal Liability Management Company includes its wholly-owned subsidiary, BayPlas2, Inc. The interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997.

         The Company's fiscal year ends on the Sunday following the last Friday in September. As a result, Fiscal 2000 will end on October 1, 2000 and encompass a 53-week period as compared to Fiscal 1999 which ended on September 26, 1999 and encompassed a 52-week period. The additional week in Fiscal 2000 occurred in the first quarter ended January 2,
         2000. Therefore, the three-month period ended January 2, 2000 encompassed 14 weeks of operations compared to 13 weeks of operations for the three-month period ended December 27, 1998.

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

2.       INVENTORIES

                                                                  January 2,                  September 26,
                                                                     2000                         1999
                                                                ------------                  -------------
         Raw materials, work in process
            and supplies                                        $      4,023                   $      4,275
         Finished goods                                                5,759                          4,324
                                                                ------------                   ------------
            Total                                               $      9,782                   $      8,599
                                                                ============                   ============

3.       INVESTMENT IN PREFERRED STOCK

         During the three months ended January 2, 2000, the Company converted the remaining 372,857 shares of its Emcore Corporation ("Emcore") preferred stock into 372,857 shares of Emcore common stock. The common stock was then sold in the open market for approximately $8,125,000. This resulted in a gain of approximately $2,905,000, net of certain transaction costs.

4.       INCOME TAXES

         The provisions for income tax benefit for the three months ended January 2, 2000 and December 27, 1998 were calculated through the use of the estimated annual income tax rates based on projected annualized income. During the three months ended January 2, 2000, the Company reduced the deferred tax valuation allowance relating to capital loss carryforwards and recognized a tax benefit of $1,293,000. The capital losses were used to offset capital gains which resulted from the sale of the Emcore stock (Note 3).

5.       DISCONTINUED OPERATIONS

         On December 24, 1999, the Company entered into a definitive agreement to sell certain net assets of its High Performance Plastics segment for $217,500,000 in cash. Subject to certain regulatory approvals, the Company anticipates that the sale will close in late February and will result in a substantial gain.

         Net liabilities of the discontinued operations have been segregated on the January 2, 2000 and September 26, 1999 balance sheets, the components of which are as follows:

                                                                           January 2,              September 26,
         Net Liabilities of Discontinued Operations                           2000                     1999
         ------------------------------------------                      ------------              -------------
         Assets:
         Cash                                                            $         13               $         37
         Receivables                                                           16,345                     18,261
         Inventories                                                           30,169                     30,028
         Deferred income taxes                                                  1,672                      2,030
         Prepaid and other assets                                               2,284                      1,712
         Property, plant and equipment - net                                   46,715                     43,599
         Intangibles and other assets                                          14,770                     15,400
                                                                         ------------               ------------
         Total assets                                                         111,968                    111,067
                                                                         ------------               ------------

         Liabilities:
         Current portion of long-term debt                                      7,141                      8,805
         Trade payables                                                        11,983                     13,323
         Other accrued expenses                                                 4,567                      7,429
         Long-term debt, net of current portion                                88,082                     84,552
         Deferred income taxes                                                  6,078                      6,322
         Other liabilities                                                        406                        516
                                                                         ------------               ------------
         Total liabilities                                                    118,257                    120,947
                                                                         ------------               ------------
         Net liabilities of discontinued operations                      $      6,289               $      9,880
                                                                         ============               ============

         The results of operations for all periods presented have been restated for discontinued operations. The operating results of discontinued operations are as follows:

                                                                                  For the Three Months Ended
                                                                             -----------------------------------
                                                                               January 2,           December 27,
         Income from Discontinued Operations                                      2000                  1998
         -----------------------------------                                 ------------          -------------
         Net sales                                                           $     33,743          $      30,963
         Costs of goods sold                                                       24,787                 22,946
         Selling and administrative                                                 2,745                  3,875
         Depreciation and other amortization                                        1,476                  1,407
                                                                             ------------          -------------
         Income before interest expense and income taxes                            4,735                  2,735
         Interest expense                                                          (2,172)                (2,163)
                                                                             ------------          -------------
         Income before taxes                                                        2,563                    572
         Tax expense                                                               (1,216)                  (517)
                                                                             ------------          -------------
         Net income from discontinued operations                             $      1,347          $          55
                                                                             ============          =============

6.       STOCKHOLDERS' EQUITY

         During the quarter ended January 2, 2000, the Company repurchased 126,000 shares of its common stock in the open market for approximately $1,198,000.

         During the  quarter  ended  January 2, 2000,  the  Company  repurchased
         11,374 shares of its common stock from the Uniroyal Technology Corporation Employee Stock Ownership Plan for approximately $162,000.

         During the quarter ended January 2, 2000, the Company received 37,822 shares of its common stock in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $880,000 (which was calculated based upon the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of January 2, 2000.

7.       COMMITMENTS AND CONTINGENCIES

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

         Based on information available as of January 2, 2000, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

8.       INCOME PER COMMON SHARE

         The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended January 2, 2000 is as follows:

                                                                    Three Months Ended
                                                                     January 2, 2000
                                            --------------------------------------------------------------
                                               Income                       Shares               Per Share
                                            (Numerator)                  (Denominator)             Amount

         Income from continuing
           operations                       $   1,073

         Basic EPS
         Income available to
           common stockholders              $   1,073                       11,929,316            $    0.09
                                                                                                  =========

         Effect of Dilutive Securities
         Stock options                                                       1,238,905
         Warrants                                                              371,887
                                                                            ----------
         Diluted EPS
         Income available to
           common stockholders              $   1,073                       13,540,108            $    0.08
                                            =========                       ==========            =========

         For the three months ended December 27, 1998, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 12,508,998. Inclusion of warrants to purchase 583,150 shares of common stock at $4.375 per share and additional stock options to purchase 1,727,564 shares of common stock at various prices in the calculation of diluted earning per share would have been antidilutive.

9.       JOINT VENTURE

         During the three months ended January 2, 2000, the Optoelectronics segment recorded sales of approximately $614,000. The sales were a result of product supplied by the joint venture partner, Emcore Corporation. There were no sales by the Optoelectronics segment during the three months ended December 27, 1998.

         During the three months ended January 2, 2000 and December 27, 1998, approximately $2,788,000 and $449,000, respectively, of joint venture start-up costs are included in selling and administrative costs.

10.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                            Three Months Ended
                                                               ---------------------------------------
                                                               January 2,                 December 27,
                                                                  2000                       1998
                                                               ----------                 ------------

         Interest payments (net of capitalized
           interest)                                           $    3,411                   $     859
         Income tax payments                                          190                         479

11.      SEGMENT INFORMATION

         Segment information for the three months ended January 2, 2000 and December 27, 1998 is as follows:

                                                                                For the Three Months Ended
                                                                          --------------------------------------
                                                                            January 2,              December 27,
                                                                               2000                    1998
                                                                          ------------             -------------
         Net Sales:
         Coated Fabrics                                                   $      8,705              $     12,797
         Specialty Adhesives                                                     5,876                     5,329
         Optoelectronics                                                           614                         -
                                                                          ------------              ------------
         Total                                                            $     15,195              $     18,126
                                                                          ============              ============

         Operating Income (Loss):
         Coated Fabrics                                                   $        575              $        778
         Specialty Adhesives                                                       341                       177
         Optoelectronics                                                        (2,929)                     (593)
         Corporate                                                                 315                      (937)
                                                                          ------------              ------------
         Total                                                            $     (1,698)             $       (575)
                                                                          ============              ============

         Segment  information as of January 2, 2000 and September 26, 1999 is as
         follows:
                                                                            January 2,              September 26,
                                                                               2000                     1999
                                                                          ------------              ------------
         Identifiable Assets:
         Coated Fabrics                                                   $     23,846              $     23,547
         Specialty Adhesives                                                    14,930                    15,972
         Optoelectronics                                                        23,359                    22,474
         Corporate                                                              41,584                    46,463
                                                                          ------------              ------------
         Total                                                            $    103,719              $    108,456
                                                                          ============              ============


ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

First Quarter Fiscal 2000 Compared with
  the First Quarter Fiscal 1999

Net Sales. The Company's net sales from continuing operations decreased in the first quarter of Fiscal 2000 by approximately 16% to $15,195,000 from $18,126,000 in the first quarter of Fiscal 1999. The decrease is primarily attributable to the Fiscal 1998 sale of the Coated Fabrics Segment's automotive operations and the gradual phase-out of those operations. Excluding automotive sales from both periods, sales from continuing operations increased 24% in the first quarter of Fiscal 2000 compared to the first quarter of Fiscal 1999. The comparison of net sales quarter to quarter is affected by the first quarter of Fiscal 2000 containing 14 weeks as compared to 13 weeks for the first quarter of Fiscal 1999.

Net sales by the Coated Fabrics Segment decreased in the first quarter of Fiscal 2000 approximately 32% to $8,705,000 from $12,797,000 in the first quarter of Fiscal 1999. The decrease was principally due to the sale in Fiscal 1998 of the Coated Fabrics Segment's automotive operations and the gradual phase-out of the automotive operations. Automotive sales approximated $498,000 in the first quarter of Fiscal 2000 compared to $6,257,000 in the first quarter of Fiscal 1999. Excluding the automotive sales from both periods, net sales by the Coated Fabrics Segment increased approximately 25% as a result of an increase in volume and selling prices for Naugahyde(R) vinyl coated fabrics.

Net sales by the Specialty Adhesives Segment increased in the first quarter of Fiscal 2000 by approximately 10% to $5,876,000 from $5,329,000 in the first quarter of Fiscal 1999. This increase is attributable to an increase in tolling revenues as well as an increase in industrial adhesives sales.

Net sales by the Optoelectronics Segment were $614,000 in the first quarter of Fiscal 2000. The Segment is in the development stage. Inventory was provided to the Segment under a supply agreement with the Segment's joint venture partner. The Segment did not have sales during the first quarter of Fiscal 1999.

Loss Before Interest, Income Taxes and Minority Interest. Loss before interest, income taxes and minority interest for the first quarter of Fiscal 2000 was $1,698,000, compared to a loss of $575,000 for the first quarter of Fiscal 1999. The increase in the loss is attributable to start-up losses for the Optoelectronics Segment and a loss of revenues associated with the gradual phase-out of the automotive operations of the Coated Fabrics Segment. The loss in Fiscal 2000 was partially offset by the gain on the sale of the preferred stock of Emcore Corporation.

The Coated Fabrics Segment had income before interest, income taxes and minority interest in the first quarter of Fiscal 2000 of $575,000 versus income of $778,000 in the first quarter of Fiscal 1999. The decrease was primarily due to the phase-out of the sales of the automotive business and certain incremental costs related to the closure of the Port Clinton, Ohio facility used to produce automotive products.

The Specialty Adhesives Segment had income before interest, income taxes and minority interest in the first quarter of Fiscal 2000 of $341,000 compared to income of $177,000 in the first quarter of Fiscal 1999. The increase is attributable to an increase in sales of higher margin industrial products.

The Optoelectronics Segment incurred a loss before interest, income taxes and minority interest of $2,929,000 in the first quarter of Fiscal 2000 compared to a loss of $593,000 in the first quarter of Fiscal 1999. The losses related to start-up costs of the Segment which have increased as the Segment gets closer to the commencement of commercial operations.

Approximately $315,000 of other income incurred in the first quarter of Fiscal 2000 compared to $937,000 of other expenses in the first quarter of Fiscal 1999 were not allocated to any segment of the Company's business. Included in other non-allocated income in the first quarter of Fiscal 2000 is a gain of approximately $2,905,000 realized upon the sale of the investment in the preferred stock of Emcore Corporation. Also during the first quarter of 2000 there were no corporate allocations to the discontinued operations of the High Performance Plastics Segment. Prior year first quarter allocations of corporate overhead to the High Performance Plastics Segment approximated $1,098,000.

Net income from discontinued operations of the High Performance Plastics Segment increased to $1,347,000 in the first quarter of Fiscal 2000 compared to $55,000 in the first quarter of Fiscal 1999. The increase is attributable to the net effect of: an increase in sales as a result of a stronger performance by the Royalite product group; incremental sales resulting from the acquisition of Happel Marine, Inc. in June of 1999; the suspension of a corporate allocation to the Segment in the first quarter of Fiscal 2000; and offset by production inefficiencies at the Polycast Stamford, Connecticut facility due to a major plant modernization.

Interest Expense. Interest expense in the first quarter of Fiscal 2000 increased to $314,000 from $113,000 in the first quarter of Fiscal 1999. There was an increase in debt relating to capitalized lease obligations incurred to finance construction and the purchase of machinery and equipment at the Optoelectronics Segment. The increase in interest expense was partially offset by the capitalization of approximately $287,000 of interest costs in the first quarter of Fiscal 2000, in connection with the completion of the Optoelectronics facility in Tampa, Florida.

Income Tax Benefit. Income tax benefit in the first quarter of Fiscal 2000 was $1,671,000 compared to a $423,000 benefit in the first quarter of Fiscal 1999. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on annualized income. The first quarter of Fiscal 2000 benefited from the reversal of a portion of the deferred tax valuation allowance related to capital loss carryforwards. The reversal was due to the use of the capital losses to offset the capital gains resulting from the sale of the preferred stock of Emcore Corporation.

Liquidity and Capital Resources

For the first quarter of Fiscal 2000, continuing operations used $6,206,000 of cash as compared to $2,406,000 provided by continuing operations during the first quarter of Fiscal 1999. The increase in cash used by continuing operations for the first quarter of Fiscal 2000 resulted primarily from a smaller decrease in trade accounts receivable (the prior year benefited from collections related to the automotive operations of the Coated Fabrics Segment), an increase in inventories primarily at the Coated Fabrics Segment as part of a strategy to further increase Naugahyde(R) sales, an increase in start-up costs for the Optoelectronics Segment and an increase in other current assets due to the timing of cash receipts from the sale of the Emcore Corporation preferred stock.

Net cash provided by investing activities for the first quarter of Fiscal 2000 was $1,836,000 as compared to $15,008,000 used in investing activities during the first quarter of Fiscal 1999. During the first quarter of Fiscal 2000, the purchase of machinery and equipment primarily related to the new Optoelectronics production facility in Tampa, Florida and the modernization of the Polycast production facility in Stamford, Connecticut. The purchases of machinery and equipment in the first quarter of Fiscal 2000 were more than offset by the sale of the remaining Emcore Corporation preferred stock.

Net cash  provided by financing  activities  during the first  quarter of Fiscal
2000 was $6,000 as compared to $5,095,000 of cash provided during the first quarter of Fiscal 1999. Borrowings under the Company's revolving line of credit facilities provided the principal source of cash during the first quarter of Fiscal 2000 and Fiscal 1999. The borrowings in the first quarter of Fiscal 2000 were primarily used to repay term loans and to purchase Company stock in the open market. Borrowings in the first quarter of Fiscal 1999 were used primarily to repurchase Company stock in the open market. In the first quarter of Fiscal 1999, cash was also provided by a capital contribution to the Optoelectronics Segment by the joint venture partner.

On January 2, 2000, the Company had approximately $128,000 in cash and cash equivalents as compared to approximately $4,145,000 at September 26, 1999. Working capital at January 2, 2000 was ($9,681,000) compared to ($12,097,000) at September 26, 1999. On January 2, 2000, the Company had outstanding borrowings of $7,232,000 under its $10,000,000 revolving credit facility with the CIT Group/Business Credit, Inc. (subject to a borrowing base limitation of approximately $8,492,000 at January 2, 2000). The principal uses of cash during the first quarter of Fiscal 2000 were to repurchase Company stock for treasury and to fund capital expenditures and operating losses for the new Optoelectronics facility in Tampa, Florida. The Company plans to spend an additional $10.0 - $15.0 million on capital expenditures for the Optoelectronics Segment. The Company is also obligated to fund a capital contribution of $5,700,000 as cash is required by the Optoelectronics Segment. The Company plans to fund these expenditures with the proceeds from the sale of the High Performance Plastics Segment. The Company believes that cash from its operations, its ability to borrow under the revolving credit facility mentioned above and proceeds from the anticipated sale of the High Performance Plastics Segment will provide sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facilities will continue to be sufficient to finance its existing level of operations and meet its debt service obligations if the sale of the High Performance Plastics Segment is not consummated. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing.

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

The Company instituted a Year 2000 task force that reports to the Audit Committee of the Board of Directors. The Company also initiated a comprehensive project, overseen by the task force, to prepare its computer systems, communication systems and manufacturing/testing equipment for the Year 2000. The project primarily included three phases: 1) identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue, 2) remedial action necessary to bring such systems into compliance and 3) further testing, if necessary. The Company completed all phases of its project. The Company primarily used internal resources in its Year 2000 project and incurred costs of less than $800,000.

The Company also contacted critical suppliers of products and services and customers to determine the extent to which the Company might be vulnerable to such parties' failure to resolve their own Year 2000 issues. The Company does not have a concentration of dependence on these parties. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

The Company formulated contingency plans with respect to its reasonably likely worst case scenario which is the unavailability of critical raw materials. The contingency plans for critical raw materials include alternate materials or sources and advance inventory purchases of certain raw materials.

As of the date of this report, the Company did not experience any significant disruptions in any of its systems on January 1, 2000, nor has any supplier or customer of the Company made us aware of any significant disruptions. The Company will continue to monitor this issue through the remainder of the calendar year.

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

The Company's interest rate swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. At January 2, 2000, the Company had outstanding swap agreements, maturing at various dates through 2003, with an aggregate notional amount of $80.0 million. Under these agreements the Company receives a floating rate based on USD-LIBOR-BBA and pays a fixed weighted average interest rate of 5.80%. These swaps effectively change the Company's payment of interest on $80.0 million of its $101.7 million variable rate debt (the majority of which is included in net liabilities of discontinued operations) at January 2, 2000 to fixed rate debt.

The fair value of these interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At January 2, 2000, the Company would have received approximately $1.0 million to terminate the agreements. A decrease of 100 basis points in the yield curve would result in an amount paid to terminate the agreements of approximately $328,000. The fair value is based on dealer quotes, considering current interest rates.

At January 2, 2000, approximately $21.7 million of the Company's floating rate long-term debt and revolving credit advances was not covered under an interest swap agreement. For floating rate debt, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $217,000 on an annual basis.

Forward Looking Information

The information provided herein may include forward-looking statements relating to future events, such as the development of processes, the commencement of production, or the future financial performance of the Company. Actual operating results may differ from such projections and are subject to certain risks, including, without limitation, risks arising from: increased competition, delays in developing and commercializing new products and labor actions against the Company or the Company's customers or vendors.

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

         (b) No legal proceedings were terminated during the three months ended January 2, 2000, other than routine litigation incidental to the Company's business.

Item 2.  Changes in Securities

               None.

Item 3.  Default upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Uniroyal Technology Corporation Amended and Restated Long Term Growth Plan.

         (b)   Reports on Form 8-K

               Report on Form 8-K dated December 24, 1999 related to the sale of the High Performance Plastics Segment to Spartech Corporation.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:  February 11, 2000                   By:/s/ George J. Zulanas, Jr.
       -----------------                      --------------------------
                                                  George J. Zulanas, Jr.
                                                  Vice President, Treasurer
                                                   and Chief Financial Officer