Form 10-Q
period 2000-04-02
UNIROYAL TECHNOLOGY CORP
filed 2000-05-17
CIK 890096

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                     ------


                                    FORM 10-Q

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

                                       OR

  [  ]            TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to____

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

     Total number of shares of outstanding stock as of April 30, 2000

                             Common stock 24,710,352

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

                                            UNIROYAL TECHNOLOGY CORPORATION
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)
                                                    (In thousands)

                                                        ASSETS

                                                                                      April 2,         September 26,
                                                                                       2000                 1999
                                                                                    -----------        -------------
Current assets:
   Cash and cash equivalents                                                         $   99,478           $    4,145

   Trade accounts receivable (less estimated reserve for
      doubtful accounts of $82 and $88, respectively)                                     5,045                4,808

   Inventories (Note 2)                                                                  10,298                8,599

   Deferred income taxes                                                                  4,981                2,779

   Prepaid expenses and current assets                                                    1,405                1,413
                                                                                     ----------           ----------
   Total current assets                                                                 121,207               21,744

Property, plant and equipment - net                                                      47,915               43,804

Property, plant and equipment held for sale (Note 3)                                      1,871                4,217

Investment in preferred stock (Note 4)                                                        -                5,383

Note receivable (Note 5)                                                                      -                5,000

Goodwill - net                                                                            1,282                1,310

Deferred income taxes - net                                                               9,478               15,350

Other assets - net                                                                       11,948               10,148
                                                                                     ----------           ----------
TOTAL ASSETS                                                                         $  193,701           $  106,956
                                                                                     ==========           ==========



                                            UNIROYAL TECHNOLOGY CORPORATION
                                    CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                                      (Unaudited)
                                            (In thousands, except share data)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          April 2,         September 26,
                                                                                            2000                1999
                                                                                        ----------         -------------
Current liabilities:
   Current portion of long-term debt                                                    $    4,904            $    5,282
   Trade accounts payable                                                                    8,810                 9,688
   Net liabilities of discontinued operations (Note 6)                                       6,472                 8,380
   Accrued expenses:
     Compensation and benefits                                                               8,687                 7,326
     Interest                                                                                   74                   222
     Taxes, other than income                                                                  408                   388
     Income taxes payable                                                                   15,116                     -
     Other                                                                                   4,830                 1,055
                                                                                        ----------            ----------
   Total current liabilities                                                                49,301                32,341

Long-term debt, net of current portion                                                      23,412                24,369
Other liabilities                                                                           22,634                15,288
                                                                                        ----------            ----------
Total liabilities                                                                           95,347                71,998
                                                                                        ----------            ----------
Commitments and contingencies (Note 8)

Minority interest                                                                            4,812                 3,825

Stockholders' equity (Note 7):
   Preferred stock:
      Series C - 0 shares issued and outstanding; par value $0.01;
       450 shares authorized                                                                     -                     -
   Common stock:
      30,573,566 and 29,362,838 shares issued or to be issued,
        respectively; par value $0.01; 35,000,000 shares authorized                            306                   294
   Additional paid-in capital                                                               60,053                57,524
   Unrealized gain on securities available for sale - net                                        -                   100
   Retained earnings (deficit)                                                              56,533                (6,112)
                                                                                        ----------            ----------
                                                                                           116,892                51,806
   Less treasury stock at cost - 5,728,780 and 5,343,974 shares,
      respectively                                                                         (23,350)              (20,673)
                                                                                        ----------            ----------
   Total stockholders' equity                                                               93,542                31,133
                                                                                        ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  193,701            $  106,956
                                                                                        ==========            ==========
                          See notes to condensed consolidated financial statements.




                                            UNIROYAL TECHNOLOGY CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                          (In thousands, except per share data)

                                                                 Three Months Ended                Six Months Ended
                                                             ---------------------------     ----------------------------
                                                                April 2,       March 28,        April 2,        March 28,
                                                                 2000            1999             2000            1999
                                                             -----------      ----------     ------------    ------------

Net sales                                                    $    16,103     $    16,965     $     31,298    $     35,091

Costs, expenses and (other income):

   Costs of goods sold                                            13,028          13,153           24,586          27,664

   Selling and administrative (Note 9)                            13,092           4,054           20,328           7,434

   Depreciation and other amortization                             1,114             812            2,118           1,622

   Provision for uncollectible note receivable (Note 5)            5,387               -            5,387               -

   Loss on assets to be disposed of (Note 3)                       2,223               -            2,223               -

   Gain on sale of preferred stock investment (Note 4)                 -               -           (2,905)              -
                                                             -----------     -----------      -----------     -----------
Loss before interest, income taxes, minority
   interest and discontinued operations                          (18,741)         (1,054)         (20,439)         (1,629)

Interest income (expense) - net                                       11            (141)            (303)           (254)
                                                             -----------     -----------      -----------     -----------
Loss before income taxes, minority interest
   and discontinued operations                                   (18,730)         (1,195)         (20,742)         (1,883)


Income tax benefit  (Note 10)                                     20,184             279           21,677             484
                                                             -----------     -----------      -----------     -----------
Income (loss) before minority interest and discon-
   tinued operations                                               1,454            (916)             935          (1,399)

Minority interest in losses of consolidated
   joint venture                                                   1,653             351            3,067             580
                                                             -----------     -----------      -----------     -----------
Income (loss) from continuing operations                           3,107            (565)           4,002            (819)

Income from discontinued operations (net of
   income taxes) (Note 6)                                              -           1,624            1,525           1,897

Gain on disposition of discontinued operations
   (net of income taxes) (Note 6)                                 57,118               -           57,118               -
                                                             -----------     -----------      -----------     -----------
Net income                                                   $    60,225     $     1,059      $    62,645     $     1,078
                                                             ===========     ===========      ===========     ===========
Net income per share - basic (Note 11)
--------------------------------------
   Income (loss) from continuing operations                  $      0.13     $     (0.02)     $      0.16     $     (0.03)

   Income from discontinued operations                              2.31            0.06             2.42            0.07
                                                             -----------     -----------      -----------     -----------
   Net income                                                $      2.44     $      0.04      $      2.58     $      0.04
                                                             ===========     ===========      ===========     ===========
Net income per share - diluted (Note 11)
----------------------------------------
   Income (loss) from continuing operations                  $      0.11     $     (0.02)     $      0.14     $     (0.03)

   Income from discontinued operations                              1.97            0.06             2.07            0.07
                                                             -----------     -----------      -----------     -----------
   Net income                                                $      2.08     $      0.04      $      2.21     $      0.04
                                                             ===========     ===========      ===========     ===========

                             See notes to condensed consolidated financial statements.



                                            UNIROYAL TECHNOLOGY CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                      (Unaudited)
                                                    (In thousands)

                                                          Three Months Ended                 Six Months Ended
                                                      ----------------------------      ---------------------------
                                                         April 2,        March 28,         April 2,      March 28,
                                                          2000             1999             2000           1999
                                                      -----------      -----------      -----------     -----------
Net income                                            $    60,225      $     1,059      $    62,645     $     1,078

Unrealized (loss) gain on securities
   available for sale, net of income taxes                      -             (576)               -             992

Reclassification adjustment for gains
   realized in net income                                       -                -             (100)              -
                                                      -----------      -----------      -----------     -----------
Comprehensive income (Note 12)                        $    60,225      $       483      $    62,545     $     2,070
                                                      ===========      ===========      ===========     ===========




                             See notes to condensed consolidated financial statements.


                                            UNIROYAL TECHNOLOGY CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                    (In thousands)

                                                                                         Six Months Ended
                                                                               ------------------------------------
                                                                                  April 2,                March 28,
                                                                                   2000                     1999
                                                                               -----------              -----------
OPERATING ACTIVITIES:
   Net income                                                                  $    62,645              $     1,078
   Deduct income from discontinued operations                                      (58,643)                  (1,897)
                                                                               -----------              -----------
   Income (loss) from continuing operations                                          4,002                     (819)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                 2,118                    1,622
       Deferred tax provision                                                        3,607                      487
       Provision for uncollectible note receivable                                   5,387                        -
       Loss on assets to be disposed of                                              2,223                        -
       Gain on sale of preferred stock investment                                   (2,905)                       -
       Minority interest in losses of consolidated joint venture                    (3,067)                    (580)
       Other                                                                           181                       45
       Changes in assets and liabilities:
         (Increase) decrease in trade accounts receivable                             (204)                   4,162
         (Increase) decrease in inventories                                         (1,699)                   3,001
         (Increase) decrease in prepaid expenses and other assets                   (1,431)                   1,126
         Increase in trade accounts payable                                            974                      423
         Increase (decrease) in other accrued expenses                              20,352                   (2,167)
         Increase in other liabilities                                                 626                      373
                                                                               -----------              -----------
   Net cash provided by continuing operations                                       30,164                    7,673
   Net cash (used in) provided by discontinued operations                          (42,328)                   7,584
                                                                               -----------              -----------
   Net cash (used in) provided by operating activities                             (12,164)                  15,257
                                                                               -----------              -----------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment (Note 13)                            (14,681)                  (6,150)
   Purchase of investments                                                            (714)                  (9,143)
   Proceeds from sale of discontinued operations                                   208,976                        -
   Proceeds from sale of preferred stock investment                                  8,125                        -
                                                                               -----------              -----------
   Net cash provided by (used in) investing activities                             201,706                  (15,293)
                                                                               -----------              -----------
FINANCING ACTIVITIES (Note 13):

   (Decrease) increase in revolving loan balance                                    (7,881)                   2,832
   Repayment of term loans                                                         (89,013)                  (3,386)
   Proceeds from term loan                                                               -                      785
   Proceeds from termination of interest rate swaps                                    950                        -
   Investment by joint venture partner                                               2,202                    5,000
   Purchase of treasury stock                                                       (1,520)                  (6,196)
   Stock options exercised                                                             311                      276
   Warrants exercised                                                                  742                        -
   Purchase of warrants                                                                  -                      (61)
                                                                               -----------              -----------
   Net cash used in financing activities                                           (94,209)                    (750)
                                                                               -----------              -----------

Net increase (decrease) in cash                                                     95,333                     (786)
Cash and cash equivalents at beginning of period                                     4,145                    4,099
                                                                               -----------              -----------
Cash and cash equivalents at end of period                                     $    99,478              $     3,313
                                                                               ===========              ===========

                                 See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    For the Three Months and Six Months Ended
                        April 2, 2000 and March 28, 1999


1.       BASIS OF PRESENTATION

         The interim Condensed Consolidated Financial Statements relate to Uniroyal Technology Corporation and its wholly-owned subsidiaries Uniroyal HPP Holdings, Inc., Uniroyal Engineered Products, Inc., Uniroyal Optoelectronics, Inc., Unitech NJ, Inc., BayPlas3, Inc. and its majority owned subsidiary, Uniroyal Liability Management Company (the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"). Uniroyal Optoelectronics, Inc. includes its majority-owned joint venture, Uniroyal Optoelectronics, LLC. Uniroyal Liability Management Company
         includes its wholly-owned subsidiary, BayPlas2, Inc. The interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997. See Note 6 for information concerning the sale of HPPI's business.

         The Company's fiscal year ends on the Sunday following the last Friday in September. As a result, Fiscal 2000 will end on October 1, 2000 and encompass a 53-week period as compared to Fiscal 1999 which ended on September 26, 1999 and encompassed a 52-week period. The additional week in Fiscal 2000 occurred in the first quarter ended January 2, 2000. Therefore, the six-month period ended April 2, 2000 encompassed 27 weeks of operations compared to 26 weeks of operations for the six-month period ended March 28, 1999.

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

2.       INVENTORIES

                                                                       April 2,          September 26,
                                                                         2000                 1999
                                                                     -----------         -------------
         Raw materials, work in process
            and supplies                                             $     5,009          $     4,275
         Finished goods                                                    5,289                4,324
                                                                     -----------          -----------
            Total                                                    $    10,298          $     8,599
                                                                     ===========          ===========

3.       PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE

         During the three month period ended April 2, 2000, the Company further reserved against its Port Clinton, Ohio ("Port Clinton") property, plant and equipment held for sale in the amount of $2,223,000. An additional impairment loss was recorded based upon recent negotiations to sell the property with a new buyer. The current fair value less costs to sell the property approximates $851,000 at April 2, 2000. The Company expects to dispose of the remaining Port Clinton assets during the current year.

4.       INVESTMENT IN PREFERRED STOCK

         During the six months ended April 2, 2000, the Company converted the remaining 372,857 shares of its Emcore Corporation ("Emcore") preferred stock into 372,857 shares of Emcore common stock. The common stock was then sold in the open market for approximately $8,125,000. This resulted in a gain of approximately $2,905,000, net of certain transaction costs.

5.       NOTE RECEIVABLE

         In March of 2000, the Company fully reserved its note receivable and related accrued interest from RBX Group, Inc. ("RBX") in the amount of $5,387,000. This was a result of a determination that due to recent events at RBX, which include the effects of a prolonged strike at its major facility, the financial condition of RBX has deteriorated such that collectibility of the note receivable and related accrued interest is in doubt.

6.       DISCONTINUED OPERATIONS

         On December 24, 1999, the Company entered into a definitive agreement to sell certain net assets of its High Performance Plastics segment for $217,500,000 in cash to Spartech Corporation. The transaction closed on February 28, 2000 and resulted in cash proceeds of approximately
         $208,976,000, net of certain transaction costs and working capital adjustments and a gain on the sale of approximately $58,193,000 (net of taxes of approximately $39,046,000). The purchase price will ultimately be adjusted by changes in working capital and costs to complete the modernization at the Stamford, Connecticut facility. These adjustments have been provided for as of April 2, 2000, to the extent estimable by the Company. Further revisions to the purchase price are not expected to be significant. The consolidated financial statements reflect the discontinued operations of HPPI in accordance with Accounting Principles Board Opinion No. 30, "Reporting Results of Operations."

         Net liabilities of the discontinued operations of the High Performance Plastics Segment have been segregated on the April 2, 2000 and September 26, 1999 balance sheets, the components of which are as follows:

                                                                            April 2,                September 26,
                                                                              2000                      1999
                                                                          -----------               -------------
         Net Liabilities of Discontinued Operations
         ------------------------------------------
         Assets:
         Cash                                                             $       102                $        37
         Receivables                                                              154                     18,261
         Inventories                                                               63                     30,028
         Deferred income taxes                                                  1,916                      2,030
         Prepaid and other assets                                               3,822                      1,712
         Property, plant and equipment - net                                      277                     45,099
         Intangibles and other assets                                               -                     15,400
                                                                          -----------                -----------
         Total assets                                                           6,334                    112,567
                                                                          -----------                -----------
         Liabilities:
         Current portion of long-term debt                                        158                      8,805
         Trade payables                                                           534                     13,323
         Accrued income taxes                                                   2,930                          -
         Other accrued expenses                                                 7,134                      7,429
         Long-term debt, net of current portion                                   158                     84,552
         Deferred income taxes                                                  1,858                      6,322
         Other liabilities                                                         34                        516
                                                                          -----------                -----------
         Total liabilities                                                     12,806                    120,947
                                                                          -----------                -----------
         Net liabilities of discontinued operations                       $     6,472                $     8,380
                                                                          ===========                ===========

         The results of operations for all periods presented have been restated for discontinued operations. The operating results of discontinued operations are as follows:

                                                                                  For the Three Months Ended
                                                                              ----------------------------------
                                                                                April 2,               March 28,
                                                                                  2000                   1999
                                                                              -----------            -----------
         Income from Discontinued Operations
         -----------------------------------
         Net sales                                                            $    21,211            $    32,308
         Costs of goods sold                                                       19,346                 22,098
         Selling and administrative                                                 1,182                  4,007
         Depreciation and other amortization                                          999                  1,420
         Gain on sale of HPPI                                                     (97,239)                     -
                                                                              -----------            -----------
         Income before interest expense and income taxes                           96,923                  4,783
         Interest expense                                                          (1,447)                (2,116)
                                                                              -----------            -----------
         Income before income taxes                                                95,476                  2,667
         Income tax expense                                                       (38,358)                (1,043)
                                                                              -----------            -----------
         Net income from discontinued operations                              $    57,118            $     1,624
                                                                              ===========            ===========


                                                                                 For the Six Months Ended
                                                                              ----------------------------------
                                                                                April 2,               March 28,
                                                                                 2000                   1999
                                                                              -----------            -----------
         Income from Discontinued Operations
         -----------------------------------
         Net sales                                                            $    54,954            $    63,271
         Costs of goods sold                                                       44,133                 45,044
         Selling and administrative                                                 3,927                  7,882
         Depreciation and other amortization                                        2,475                  2,827
         Gain on sale of HPPI                                                     (97,239)                     -
                                                                              -----------            -----------
         Income before interest expense and income taxes                          101,658                  7,518
         Interest expense                                                          (3,619)                (4,279)
                                                                              -----------            -----------
         Income before income taxes                                                98,039                  3,239
         Income tax expense                                                       (39,396)                (1,342)
                                                                              -----------            -----------
         Net income from discontinued operations                              $    58,643            $     1,897
                                                                              ===========            ===========

7.       STOCKHOLDERS' EQUITY

         On March 10, 2000, the Company declared a two-for-one stock split in the form of a 100% stock dividend to its common shareholders of record on March 20, 2000. The consolidated financial statements presented herein retroactively reflect the effect of the split.

         During the six months ended April 2, 2000, the Company repurchased 254,292 shares of its common stock in the open market for approximately $1,218,000.

         During the six months  ended  April 2, 2000,  the  Company  repurchased
         47,984   shares  of  its  common  stock  from  its  benefit  plans  for approximately $302,000.

         During the six months ended April 2, 2000, the Company received 99,736 shares of its common stock in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $1,194,000 (which was calculated based upon the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of April 2, 2000.

8.       COMMITMENTS AND CONTINGENCIES

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

         In connection with the sale of substantially all of the net assets of HPPI to Spartech on February 28, 2000, the Company conducted environmental assessments of two of the plants of HPPI in compliance with the laws of the states of Connecticut and New Jersey relating to transfers of industrial real property. The environmental assessment of the Connecticut property indicated that a separate parcel purchased by the Company in 1995 was contaminated with total petroleum hydrocarbons
         (TPHS), DDT and related pesticide chemicals. The Company has removed approximately one-half of the soil on the property at a cost of approximately $1.4 million (through April 30, 2000). The Company has retained environmental consultants to review its options with regard to the remaining soil on the premises. Testing at the Hackensack, New Jersey, facility is still underway. In total the Company has estimated the cost of its environmental liabilities to approximate $3.8 million. At April 2, 2000, approximately $3.3 million is accrued for environmental clean-up costs and is included in net liabilities of discontinued operations.

         Based on information available as of April 2, 2000, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

9.       JOINT VENTURE

         During the three months and six months ended April 2, 2000, the Optoelectronics segment recorded sales of approximately $902,000 and $1,516,000, respectively. The sales were primarily a result of product supplied by the joint venture partner, Emcore Corporation. There were sales by the Optoelectronics segment during the three months and six months ended March 28, 1999 of $85,000.

         During the three months ended April 2, 2000 and March 28, 1999, approximately $2,884,000, and $758,000, respectively, of joint venture start-up costs are included in selling and administrative costs.

         During the six months ended April 2, 2000 and March 28, 1999, approximately $5,510,000 and $1,207,000, respectively, of joint venture start-up costs are included in selling and administrative costs.

10.      INCOME TAXES

         The provisions for income tax benefit for the three month and six month periods ended April 2, 2000 and March 28, 1999 were calculated through the use of the estimated annual income tax rates based on projected annualized income. During the three and six month periods ended April 2, 2000, the Company reduced the deferred tax valuation allowance relating to capital loss carryforwards and recognized a tax benefit of $12,409,000 and $13,702,000, respectively. The capital losses were used to offset capital gains which resulted from the sale of the Emcore stock (Note 4) and the High Performance Plastics Segment (Note 6).

11.      INCOME PER COMMON SHARE

         The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months and six months ended April 2, 2000 is as follows:

                                                                    Three Months Ended
                                                                       April 2, 2000
                                           --------------------------------------------------------------
                                               Income                       Shares             Per Share
                                            (Numerator)                (Denominator)             Amount
                                           ------------                -------------           ---------
         Income from continuing
           operations before dis-
           continued operations             $   3,107

         Basic EPS
         ---------
         Income available to
           common stockholders              $   3,107                    24,729,221            $  0.13
                                                                                               =======
         Effect of Dilutive Securities
         -----------------------------
         Stock options                                                    3,506,472
         Warrants                                                           705,297
                                                                         ----------
         Diluted EPS
         -----------
         Income available to
           common stockholders              $   3,107                    28,940,990            $  0.11
                                            =========                    ==========            =======

         For the three months ended March 28, 1999, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 24,233,436. Inclusion of warrants to purchase 1,146,300 shares of common stock at $2.1875 per share and additional stock options to purchase 3,614,726 shares of common stock at various prices in the calculation of diluted earning per share would have been antidilutive.

                                                                       Six Months Ended
                                                                         April 2, 2000
                                            -----------------------------------------------------------
                                               Income                       Shares            Per Share
                                            (Numerator)                (Denominator)            Amount
                                            -----------                -------------          ---------

         Income from continuing
           operations before dis-
           continued operations             $   4,002

         Basic EPS
         ----------
         Income available to
           common stockholders              $   4,002                    24,277,802            $  0.16
                                                                                               =======
         Effect of Dilutive Securities
         -----------------------------
         Stock options                                                    3,329,091
         Warrants                                                           793,834
                                                                         ----------
         Diluted EPS
         -----------
         Income available to
           common stockholders              $   4,002                    28,400,727            $  0.14
                                            =========                    ==========            =======

         For the six months ended March 28, 1999, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 24,628,460. Inclusion of warrants to purchase 1,146,300 shares of common stock at $2.1875 per share and additional stock options to purchase 3,614,726 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

12.      COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The changes in unrealized gains and losses on equity securities available for sale are included in comprehensive income. The unrealized (loss) gain on securities available for sale is shown net of a tax benefit of $368,000 for the three months ended March 28, 1999 and net of tax expense of $634,000 for the six months ended March 28, 1999. There were no unrealized gains or losses on securities available for sale for the three months and six months ended April 2, 2000.

13.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                                  Six Months Ended
                                                                     --------------------------------------
                                                                     April 2,                     March 28,
                                                                       2000                         1999
                                                                     ---------                   ----------
         Interest payments (net of capitalized
           interest) - continuing operations                         $   1,064                   $      175
         Interest payments (net of capitalized
           interest ) - discontinued operations                          4,667                        2,681
         Income tax payments - continuing operations                        23                          409
         Income tax payments - discontinued
           operations                                                      225                          331

         The purchases of property, plant and equipment and net cash used in financing activities for the six months ended April 2, 2000 and March 28, 1999 do not include $2,600,000 and $6,937,000, respectively, related to property held under capital leases. The new leases relate to property, plant and equipment purchased for Uniroyal Optoelectronics, LLC.

         During the six months ended April 2, 2000 and March 28, 1999, the Company made matching contributions to its 401(k) Savings Plan of $219,000 and $199,000, respectively, through the re-issuance of 17,206 and 19,672 common shares from treasury, respectively.

14.      SEGMENT INFORMATION

         Segment information for the three and six month periods ended April 2, 2000 and March 28, 1999 is as follows:

                                                For the Three Months Ended                   For the Six Months Ended
                                            ------------------------------------        ----------------------------------
                                               April 2,                March 28,           April 2,               March 28,
                                                 2000                    1999                2000                   1999
                                            -----------              -----------        -----------             ----------
         Net Sales:
         Coated Fabrics                     $     8,588              $    10,408        $    17,293             $    23,205
         Specialty Adhesives                      6,613                    6,472             12,489                  11,801
         Optoelectronics                            902                       85              1,516                      85
                                            -----------              -----------        -----------             -----------
         Total                              $    16,103              $    16,965        $    31,298             $    35,091
                                            ===========              ===========        ===========             ===========
         Operating Income (Loss):
         Coated Fabrics                     $      (950)             $       858        $      (375)            $     1,636
         Specialty Adhesives                        380                      193                721                     370
         Optoelectronics                         (3,158)                    (889)            (6,087)                 (1,482)
         Corporate                              (15,013)                  (1,216)           (14,698)                 (2,153)
                                            -----------              -----------        -----------             -----------
         Total                              $   (18,741)             $    (1,054)       $   (20,439)            $    (1,629)
                                            ===========              ===========        ===========             ===========

         Segment information as of April 2, 2000 and September 26, 1999 is as follows:

                                                April 2,         September 26,
                                                 2000                  1999
                                               ---------         -------------
         Identifiable Assets:
         Coated Fabrics                     $    23,336           $    23,547
         Specialty Adhesives                     15,355                15,972
         Optoelectronics                         30,988                22,474
         Corporate                              124,022                44,963
                                            -----------           -----------
         Total                              $   193,701           $   106,956
                                            ===========           ===========
15.      SUBSEQUENT EVENT

         On April 10, 2000, the Company signed a merger agreement with Sterling Semiconductor, Inc. ("Sterling"). The merger agreement provides for the exchange of the Company's common stock for Sterling's issued and outstanding preferred and common stocks. The resulting merged entity will become a wholly-owned subsidiary of the Company called Sterling Semiconductor, Inc. The transaction is subject to the approval of Sterling's stockholders and is expected to close in May of 2000. It is estimated that approximately 1,469,000 shares of the Company's common stock having a value of approximately $34,335,000 will be exchanged in the transaction and approximately 492,000 stock options of the Company having a value of approximately $8,236,000 will be issued to Sterling's employees in exchange for the cancellation of existing employee stock options under Sterling's stock option plans.

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results Of Operations

Second Quarter Fiscal 2000 Compared with the Second Quarter Fiscal 1999

Net Sales. The Company's net sales from continuing operations decreased in the second quarter of Fiscal 2000 by approximately 5% to $16,103,000 from $16,965,000 in the second quarter of Fiscal 1999. The decrease is primarily attributable to the Fiscal 1998 sale of the Coated Fabrics Segment's automotive operations and the gradual phase-out of those operations. Excluding automotive sales from both periods, sales from continuing operations increased 10% in the second quarter of Fiscal 2000 compared to the second quarter of Fiscal 1999.

Net sales by the Coated Fabrics Segment decreased in the second quarter of Fiscal 2000 by approximately 17% to $8,588,000 from $10,408,000 in the second quarter of Fiscal 1999. The decrease was principally due to the sale in Fiscal 1998 of the Coated Fabrics Segment's automotive operations and the gradual phase-out of the automotive operations. Automotive sales approximated $133,000 in the second quarter of Fiscal 2000 compared to $2,505,000 in the second quarter of Fiscal 1999. Excluding the automotive sales from both periods, net sales by the Coated Fabrics Segment increased approximately 7% as a result of an overall increase in volume and selling prices for Naugahyde(R) vinyl coated fabrics.

Net sales by the Specialty Adhesives Segment increased in the second quarter of Fiscal 2000 by approximately 2% to $6,613,000 from $6,472,000 in the second quarter of Fiscal 1999. This increase is attributable to an increase in industrial adhesives sales which offset a decline in roofing adhesives.

Net sales by the Optoelectronics Segment were $902,000 in the second quarter of Fiscal 2000. The Optoelectronics Segment is in the development stage. The Optoelectronics Segment had sales of $85,000 during the second quarter of Fiscal 1999 from inventories provided to the Optoelectronics Segment under a supply agreement with its joint venture partner.

Loss Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for the second quarter of Fiscal 2000 was $18,741,000, compared to a loss of $1,054,000 for the second quarter of Fiscal 1999. The increase in the loss is attributable to a number of non-recurring and unusual items including the write-off of a note receivable (and related accrued interest) related to the sale of the Ensolite closed cell foam division sold in 1996, due to the deterioration of the financial condition of the buyer (RBX
Group,  Inc.)  as  a  result  of  a  prolonged  strike  at  its  major  facility
($5,387,000); a reduction in the fair value of certain property, plant and equipment related to the Company's Port Clinton, Ohio facility which is expected to be disposed of this year ($2,223,000); incentive payments and benefit costs to and for officers and directors related to the achievement of certain strategic initiatives ($5,449,000); and start-up losses for the Optoelectronics Segment. Also during the second quarter of Fiscal 2000, there were no corporate allocations to the discontinued operations of the High Performance Plastics Segment. Prior year second quarter corporate allocations were $1,143,000.

The Coated Fabrics Segment had a loss before interest, income taxes, minority interest and discontinued operations in the second quarter of Fiscal 2000 of $950,000 versus income of $858,000 in the second quarter of Fiscal 1999. The decrease was primarily due to a reduction in the fair value of assets to be disposed of, the phase-out of the sales of the automotive business and certain incremental costs related to the closure of the Port Clinton, Ohio facility previously used to produce automotive products.

The Specialty Adhesives Segment had income before interest, income taxes, minority interest and discontinued operations in the second quarter of Fiscal 2000 of $380,000 compared to income of $193,000 in the second quarter of Fiscal 1999. The increase is attributable to an increase in sales of higher margin industrial products.

The Optoelectronics Segment incurred a loss before interest, income taxes, minority interest and discontinued operations of $3,158,000 in the second quarter of Fiscal 2000 compared to a loss of $889,000 in the second quarter of Fiscal 1999. The losses related to start-up costs of the Optoelectronics Segment which have increased as the Optoelectronics Segment commences commercial production.

Approximately $15,013,000 of costs, non-recurring and unusual items recorded in the second quarter of Fiscal 2000 were not allocated to any business segment compared to $1,216,000 in the second quarter of Fiscal 1999. Included in the Fiscal 2000 non-allocated items are the write-off of a note receivable (and related accrued interest) related to the sale of the Ensolite closed cell foam division sold in 1996, due to the deterioration of the financial condition of the buyer (RBX Group, Inc.) as a result of a prolonged strike at its major facility ($5,387,000); a reduction in the fair value of certain property, plant and equipment related to the Company's Port Clinton, Ohio facility which is expected to be disposed of this year ($1,566,000); and incentive payments and benefit costs to and for officers and directors related to the achievement of certain strategic initiatives ($5,449,000). Also during the second quarter of Fiscal 2000, there were no corporate allocations to the discontinued operations of the High Performance Plastics Segment. Prior year second quarter corporate allocations were $1,143,000.

Net income from discontinued operations of the High Performance Plastics Segment increased to $57,118,000 in the second quarter of Fiscal 2000 from $1,624,000 in the second quarter of Fiscal 1999. The increase is attributable to the net effect of the gain recognized on the February 28, 2000 sale of the High Performance Plastics Segment of $58,193,000 (net of taxes of $39,046,000) and partially offset by operating losses of $1,075,000 (net of taxes of $688,000) for the period January 3, 2000 to February 28, 2000. The decline in operations is primarily a result of production inefficiencies at the Polycast Stamford, Connecticut facility due to a major plant modernization and only two months of operations in the second quarter of Fiscal 2000 versus three months of operations in the second quarter of Fiscal 1999. The decline in operations was partially offset by the suspension of a corporate allocation to this Segment in the second quarter of Fiscal 2000.

Interest Income (Expense). Interest income in the second quarter of Fiscal 2000 was $11,000 as compared to interest (expense) of $141,000 in the second quarter of Fiscal 1999. Income from the investment of the proceeds received for the sale of the Company's High Performance Plastics Segment on February 28, 2000, offset an increase in debt relating to capitalized lease obligations incurred to finance the construction of the facility and the purchase of machinery and equipment at the Optoelectronics Segment.

Income Tax Benefit. Income tax benefit in the second quarter of Fiscal 2000 was $20,184,000 compared to a $279,000 benefit in the second quarter of Fiscal 1999. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on annualized income. The second quarter of Fiscal 2000 benefited from the reversal of $12,409,000 of deferred tax valuation allowance related to capital loss carryforwards. The reversal was due to the use of the capital losses to offset the capital gains resulting from the sale of the High Performance Plastics Segment.

First Two Fiscal Quarters 2000 Compared with the First Two Fiscal Quarters 1999

Net Sales. The Company's net sales decreased in the first two quarters of Fiscal 2000 by approximately 11% ($3,793,000) to $31,298,000 from $35,091,000 in the first two quarters of Fiscal 1999, primarily due to the sale of the automotive operations of the Coated Fabrics Segment in Fiscal 1998 and the gradual phase-out of those operations. Excluding automotive sales from both periods, sales increased 17% in the first two quarters of Fiscal 2000 compared to the first two quarters of Fiscal 1999. The 17% increase, excluding automotive sales from both periods, was due to an increase in sales from the Optoelectronics Segment and the inclusion of twenty-seven weeks in the first two quarters of Fiscal 2000 versus twenty-six weeks in the first two quarters of Fiscal 1999.

Net sales by the Coated Fabrics Segment decreased in the first two quarters of Fiscal 2000 by approximately 25% ($5,912,000) to $17,293,000 from $23,205,000 in the first two quarters of Fiscal 1999 due to the gradual phase-out of its automotive business. Automotive sales approximated $631,000 in the first two quarters of Fiscal 2000 compared to $8,783,000 in the first two quarters of Fiscal 1999. Excluding automotive sales from both periods, sales of Naugahyde(R) vinyl-coated fabrics increased by approximately 16%, due to strong growth in the transportation division and the inclusion of twenty-seven weeks in the first two quarters of Fiscal 2000 versus twenty-six weeks in the first two quarters of Fiscal 1999.

Net sales by the Specialty Adhesives Segment increased in the first two quarters of Fiscal 2000 by approximately 6% ($688,000) to $12,489,000 from $11,801,000 in the first two quarters of Fiscal 1999, primarily due to increased sales of its industrial adhesives and sealant products and the inclusion of twenty-seven weeks in the first two quarters of Fiscal 2000 versus twenty-six weeks in the first two quarters of Fiscal 1999.

Net sales by the Optoelectronics Segment for the first two quarters of Fiscal 2000 were $1,516,000 compared to $85,000 in the first two quarters of Fiscal 1999. The Optoelectronics Segment began commercial sales and production in the first six months of Fiscal 2000 but is still in a start-up mode.

Loss Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for the first two quarters of Fiscal 2000 was $20,439,000, compared to a loss of $1,629,000 for the first two quarters of Fiscal 1999. The greater loss is due to a number of non-recurring and unusual items including the gain realized on the sale of the investment in the preferred stock of Emcore Corporation ($2,905,000); the write-off of a note receivable (and related accrued interest) related to the sale of the Ensolite closed cell foam division, due to the deterioration of the financial condition of the buyer (RBX Group, Inc.) as a result of a prolonged strike at its major facility ($5,387,000); a reduction in the fair value of certain property, plant and equipment related to the Company's Port Clinton, Ohio facility which is expected to be disposed of this year ($2,223,000); incentive payments and benefit costs to and for officers and directors related to the achievement of certain strategic initiatives ($5,449,000); a loss of revenues associated with the gradual phase-out of the automotive operations of the Coated Fabrics Segment and start-up losses for the Optoelectronics Segment. Also during the first two quarters of Fiscal 2000, there were no corporate allocations to the discontinued operations of the High Performance Plastics Segment. Prior year corporate allocations for the first two quarters of Fiscal 1999 were $2,241,000.

The Coated Fabrics Segment's loss before interest, income taxes, minority interest and discontinued operations in the first two quarters of Fiscal 2000 was $375,000 compared to income of $1,636,000 in the first two quarters of Fiscal 1999. The decrease is attributable to the write-down to fair value of certain assets to be disposed of, the loss of revenues from the gradual phase-out of its automotive operations, as well as certain incremental costs related to the closure of the Port Clinton, Ohio facility previously used to produce automotive products.

The Specialty Adhesives Segment's income before interest, income taxes, minority interest and discontinued operations in the first two quarters of Fiscal 2000 was $721,000 versus $370,000 in the first two quarters of Fiscal 1999. The increase is due to the increase in sales volume of industrial products and the inclusion of twenty-seven weeks in the first two quarters of Fiscal 2000 versus twenty-six weeks in the first two quarters of Fiscal 1999.

The Optoelectronics Segment's loss before interest, income taxes, minority interest and discontinued operations in the first two quarters of Fiscal 2000 was $6,087,000 compared to a loss of $1,482,000 in the first two quarters of Fiscal 1999. The losses relate to the start-up and training costs of the Optoelectronics Segment.

Approximately $14,698,000 of costs, non-recurring and unusual items recorded in the first two quarters of Fiscal 2000 were not allocated to any business segment compared to $2,153,000 of unallocated costs for the first two quarters of Fiscal 1999. Included in the non-allocated items in Fiscal 2000 are the gain realized on the sale of the investment in the preferred stock of Emcore Corporation ($2,905,000); the write-off of the RBX Group, Inc. note (and related accrued interest) ($5,387,000); a reduction in the fair value of certain property, plant and equipment related to the Company's Port Clinton, Ohio facility which is expected to be disposed of this year ($1,566,000); and incentive payments and benefit costs to and for officers and directors related to the achievement of certain strategic initiatives ($5,449,000). Also during the first two quarters of Fiscal 2000, there were no corporate allocations to the discontinued operations of the High Performance Plastics Segment. Prior year corporate allocations for the first two quarters of Fiscal 1999 were $2,241,000.

Net income from discontinued operations of the High Performance Plastics Segment increased to $58,643,000 in the first two quarters of Fiscal 2000 compared to $1,897,000 in the first two quarters of Fiscal 1999. The increase is attributable to the net effect of the gain recognized on the February 28, 2000 sale of the High Performance Plastics Segment of $58,193,000 (net of taxes of $39,046,000) and operating income of $450,000 (net of taxes of $350,000) for the period September 27, 1999 to February 28, 2000. The decline in operations is primarily a result of production inefficiencies at the Stamford, Connecticut facility due to a major plant modernization and only five months of operations in the first two quarters of Fiscal 2000 versus six months of operations in the first two quarters of Fiscal 1999. The decline in operations was partially offset by the suspension of a corporate allocation to this Segment in the first two quarters of Fiscal 2000.

Interest Expense. Interest expense for the first two quarters of Fiscal 2000 increased to $303,000 from $254,000 in the first two quarters of Fiscal 1999. An increase in the debt relating to capitalized lease obligations incurred to finance the construction of the facility and the purchase of machinery and equipment at the Optoelectronics Segment was partially offset by the interest income earned on the investment of the proceeds received from the sale of the Company's High Performance Plastics Segment on February 28, 2000.

Income Tax Benefit. Income tax benefit in the first two quarters of Fiscal 2000 was $21,677,000 as compared to $484,000 in the first two quarters of Fiscal 1999. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based upon annualized income. The first two quarters of Fiscal 2000 benefited from the reversal of $13,702,000 of deferred tax valuation allowance related to capital loss carryforwards. The reversal was due to the use of the capital losses to offset capital gains resulting from the sale of the preferred stock of Emcore Corporation and the sale of the High Performance Plastics Segment.

Liquidity and Capital Resources

For the first two quarters of Fiscal 2000, continuing operations provided $30,164,000 of cash as compared to $7,673,000 provided by continuing operations during the first two quarters of Fiscal 1999. The increase in cash provided by continuing operations for the first two quarters of Fiscal 2000 resulted primarily from an increase in income taxes payable as a result of the High Performance Plastics Segment sale and an increase in accrued and other expenses in connection with special incentive costs awarded to officers and directors related to the achievement of certain strategic initiatives.

Net cash provided by investing activities for the first two quarters of Fiscal 2000 was $201,706,000 as compared to $15,293,000 used in investing activities during the first two quarters of Fiscal 1999. During the first two quarters of Fiscal 2000, the purchase of machinery and equipment primarily related to the new Optoelectronics production facility in Tampa, Florida and the modernization of the Polycast production facility in Stamford, Connecticut. Significant cash provided by investing activities during the first two quarters of Fiscal 2000 included net cash proceeds from the sale of the High Performance Plastics Segment of $208,976,000 and the sale of the remaining Emcore Corporation preferred stock for $8,125,000, net of certain transaction costs.

Net cash used in financing activities during the first two quarters of Fiscal 2000 was $94,209,000 as compared to $750,000 of cash used during the first two quarters of Fiscal 1999. The primary use of cash in financing activities during the first two quarters of Fiscal 2000 was to repay the outstanding borrowings at Fleet Bank as a result of the sale of the High Performance Plastics Segment.

On April 2, 2000, the Company had approximately $99,478,000 in cash and cash equivalents as compared to approximately $4,145,000 at September 26, 1999. Working capital at April 2, 2000 was $71,906,000 compared to a working capital deficit of $10,597,000 at September 26, 1999. On April 2, 2000, the Company had outstanding borrowings of $6,547,000 under its $10,000,000 revolving credit facility with the CIT Group/Business Credit, Inc. (subject to a borrowing base limitation of approximately $9,479,000 at April 2, 2000). The principal uses of cash during the first two quarters of Fiscal 2000 were to repay debt and to fund capital expenditures and operating losses at the new Optoelectronics facility in Tampa, Florida. The Company plans to spend an additional $20.0 - $25.0 million on capital expenditures for the Optoelectronics Segment. The Company plans to fund these expenditures with the proceeds from the sale of the High Performance Plastics Segment. The Company believes that cash from its operations, its ability to borrow under the revolving credit facility mentioned above and proceeds from the sale of the High Performance Plastics Segment will provide sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facilities will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing including equity financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The Company is exposed to various market risks, including changes in interest rates. The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates on its floating rate revolving credit advances. The Company's risk management policy includes the use of derivative financial instruments (interest rate swaps) to manage its interest rate exposure. The counter parties are major financial institutions. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. During the second quarter of Fiscal 2000, the Company liquidated all of its interest rate swap instruments for cash proceeds and a gain of $950,000.

At April 2, 2000, approximately $6.5 million of the Company's floating rate revolving credit advances was not covered under an interest swap agreement. For floating rate debt, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $65,000 on an annual basis.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         (a) The Company knows of no pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business or legal proceedings in which an adverse outcome would not be expected to have a material impact on the Company.

         (b) No legal proceedings were terminated during the six months ended April 2, 2000, other than routine litigation incidental to the Company's business.

Item 2.  Changes in Securities

               On March 10, 2000, the Company declared a two-for-one stock split in the form of a 100% stock dividend to its common stockholders of record on March 20, 2000.

Item 3.  Default upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               On March 10, 2000, the Company held its annual meeting of stockholders in New York, NY. A total of 22,148,308 shares of capital stock of the Company were entitled to vote at the meeting. Of this amount, 20,607,830 shares were represented by proxy. The number of shares that were present at the meeting constituted a quorum for the transaction of all business that was to be considered at the meeting. At that time, certain proposals were submitted to a vote of the stockholders. All voted shares reflect the two-for-one stock dividend.

               The first proposal was to elect the eight incumbent directors for a term of one year to be elected by the holders of common stock. The following directors were elected:

               Name                     Voted For                Withheld
                                       ----------                --------
               Peter C. B. Bynoe       20,589,766                 18,064
               Thomas E. Constance     20,587,406                 20,424
               Howard R. Curd          20,587,766                 20,064
               Richard D. Kimbel       20,394,660                213,170
               Curtis L. Mack          20,587,406                 20,424
               Roland H. Meyer         20,589,406                 18,424
               John A. Porter          20,589,766                 18,064
               Robert L. Soran         20,587,766                 20,064

               Proposal Number 2 was to consider and take action upon the ratification of the selection of Deloitte & Touche, LLP to serve as the independent public accountants for the Company for the fiscal year ending October 1, 2000. The following summarizes the results of the vote:

                Voted For              Voted Against             Abstained
                ----------             -------------             ---------
                20,468,920                36,596                  102,314

               Proposal Number 3 was to approve the Company's 2000 Stock Plan. The following summarizes the results of the vote:

                Voted For              Voted Against             Abstained
                ----------             -------------             ---------
                15,800,218               434,648                  135,130

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         10.51 Memorandum of Understanding and Confidentiality Agreement dated February 23, 1995, between the Company and Firestone Building Products Division of Bridgestone/ Firestone, Inc. and amendments thereto. (1)

                      (1)Confidential treatment of portions of this document is being requested pursuant to Rule 24b-2 of the Securities and Exchange Commission. The full document has been filed with the Commission on a confidential basis.

         10.52      Amended  and  Restated   Uniroyal   Technology   Corporation
                    Deferred Compensation Plan Effective August 1, 1995, as Amended April 3, 2000.

         (b)   Reports on Form 8-K

               Report on Form 8-K dated March 14, 2000, related to the sale of the High Performance Plastics Segment to Spartech Corporation.

               Report on Form 8-K dated April 27, 2000, related to the restatement of the Uniroyal Technology Corporation Consolidated Financial Statements as of September 26, 1999, and September 27, 1998, and for the fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997, for the effect of discontinued operations and the retroactive effect of a two-for-one stock split.

               Report on Form 8-K/A dated April 27, 2000, related to restated unaudited Pro Forma Financial Information in connection with the sale of the High Performance Plastics Segment to Spartech Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 17, 2000                By: /s/ George J. Zulanas, Jr.
       ------------                    --------------------------
                                           George J. Zulanas, Jr., Executive
                                            Vice President, Treasurer and Chief
                                            Financial Officer