Form 10-Q
period 2000-07-02
UNIROYAL TECHNOLOGY CORP
filed 2000-08-16
CIK 890096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------


                                    FORM 10-Q

(Mark One)

  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

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

   Total number of shares of outstanding stock as of July 30, 2000
                             Common stock 26,047,335

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

                         UNIROYAL TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                                 July 2,           September 26,
                                                                                  2000                 1999
                                                                            ---------------       ---------------
          Current assets:


            Cash and cash equivalents                                       $        62,284       $         4,145

            Short-term investments (Note 2)                                           1,002                     -

            Trade accounts receivable (less estimated reserve for
              doubtful accounts of $82 and $88, respectively)                         5,469                 4,808

            Inventories (Note 3)                                                     10,849                 8,599

            Deferred income taxes                                                     5,052                 2,779

            Prepaid expenses and other current assets                                 1,225                 1,413
                                                                            ---------------       ---------------

            Total current assets                                                     85,881                21,744

          Property, plant and equipment - net                                        52,463                43,804

          Property, plant and equipment held for sale (Note 4)                        1,851                 4,217

          Investments (Note 2)                                                       13,098                     -

          Investment in preferred stock (Note 5)                                          -                 5,383

          Note receivable (Note 6)                                                        -                 5,000

          Goodwill - net (Note 7)                                                    38,387                 1,310

          Deferred income taxes - net                                                 9,843                15,350

          Other assets - net                                                         12,584                10,148
                                                                            ---------------       ---------------

          TOTAL ASSETS                                                      $       214,107       $       106,956
                                                                            ===============       ================




                         UNIROYAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              July 2,              September 26,
                                                                               2000                    1999
                                                                           ---------------       ---------------
         Current liabilities:

           Current portion of long-term debt                               $         5,617       $         5,282
           Trade accounts payable                                                   14,669                 9,688
           Net liabilities of discontinued operations (Note 8)                       4,258                 8,380
           Accrued expenses:
             Compensation and benefits                                               6,225                 7,326
             Interest                                                                  112                   222
             Taxes, other than income                                                  399                   388
             Income taxes payable                                                    5,015                     -
             Other                                                                   3,879                 1,055
                                                                           ---------------       ---------------
         Total current liabilities                                                  40,174                32,341

         Long-term debt, net of current portion                                     19,306                24,369
         Other liabilities                                                          22,816                15,288
                                                                           ---------------       ---------------

         Total liabilities                                                          82,296                71,998
                                                                           ---------------       ---------------

         Commitments and contingencies (Note 10)

         Minority interest                                                           5,110                 3,825

         Stockholders' equity (Note 9):
           Preferred stock:
           Series C - 0 shares issued and outstanding; par value
             $0.01; 450 shares authorized                                                -                     -
           Common stock:
           30,769,242 and 29,362,838 shares issued,
             respectively; par value $0.01; 35,000,000 shares
             authorized                                                                308                   294
           Additional paid-in capital                                               96,691                57,524
           Unrealized gain on securities available for sale - net                    -                       100
           Retained earnings (deficit)                                              54,706                (6,112)
                                                                           ---------------       ---------------
                                                                                   151,705                51,806
           Less treasury stock at cost - 4,571,407 and 5,343,974
             shares, respectively                                                  (25,004)              (20,673)
                                                                           ---------------       ---------------
         Total stockholders' equity                                                126,701                31,133
                                                                           ---------------       ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $       214,107       $       106,956
                                                                           ================      ===============

                      See notes to condensed consolidated financial statements.


                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                      Three Months Ended                  Nine Months Ended
                                                 -----------------------------       -----------------------------
                                                    July 2,          June 27,            July 2,          June 27,
                                                     2000              1999               2000              1999
                                                 ------------     ------------       ------------     ------------

Net sales                                        $     18,276     $     18,522       $     49,574     $     53,613
Costs, expenses and (other income):
   Costs of goods sold                                 13,877           13,591             38,463           41,256
   Selling and administrative (Note 11)                 7,117            4,416             27,445           11,849
   Depreciation and other amortization                  2,101              819              4,219            2,441
   Gain on sale of preferred stock investment
     (Note 5)                                               -             (898)            (2,905)            (898)
   Provision for uncollectible note receivable
     (Note 6)                                               -                -              5,387                -
   Loss on assets to be disposed of (Note 4)                -                -              2,223                -
                                                 ------------     ------------       ------------     ------------

(Loss) income before interest, income
   taxes, minority interest and discontinued
   operations                                          (4,819)             594            (25,258)          (1,035)

Interest income (expense) - net                           761             (223)               458             (477)
                                                 ------------     ------------       ------------     ------------

(Loss) income before income taxes,
   minority interest and discontinued
   operations                                          (4,058)             371            (24,800)          (1,512)

Income tax benefit (expense) (Note 12)                    121             (446)            21,798               38
                                                 ------------     ------------       ------------     ------------

Loss before minority interest and
   discontinued operations                             (3,937)             (75)            (3,002)          (1,474)

Minority interest in net losses of
   consolidated joint venture                           2,126              453              5,193            1,033
                                                 ------------     ------------       ------------     ------------

(Loss) income from continuing operations               (1,811)             378              2,191             (441)

Income from discontinued operations
   (net of income taxes) (Note 8)                           -            1,553              1,525            3,450

(Loss) gain on disposition of discontinued
   operations (net of income taxes) (Note 8)              (16)               -             57,102                -
                                                 ------------     ------------       ------------     ------------

Net (loss) income                                $     (1,827)    $      1,931       $     60,818     $      3,009
                                                 ============     ============       ============     ============

Net (loss) income per common share -
------------------------------------
   basic (Note13)
   -----
   (Loss) income from continuing operations      $      (0.07)    $       0.02       $       0.09     $      (0.02)
   Income from discontinued operations                      -             0.06               2.38             0.14
                                                 ------------     ------------       ------------     ------------
   Net (loss) income                             $      (0.07)    $       0.08       $       2.47     $       0.12
                                                 ============     ============       ============     ============

Net (loss) income per common share -
------------------------------------
   diluted (Note 13)
   -------
   (Loss) income from continuing operations      $      (0.07)    $       0.01       $       0.08     $      (0.02)
   Income from discontinued operations                      -             0.06               2.04             0.14
                                                 ------------     ------------       ------------     ------------
   Net (loss) income                             $      (0.07)    $       0.07       $       2.12     $       0.12
                                                 ============     ============       ============     ============

                 See notes to condensed consolidated financial statements.


                         UNIROYAL TECHNOLOGY CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                          Three Months Ended                Nine Months Ended
                                                      ---------------------------      --------------------------
                                                         July 2,        June 27,         July 2,        June 27,
                                                          2000            1999            2000            1999
                                                      ----------       ----------      ----------      ----------
Net (loss) income                                     $   (1,827)      $    1,931      $   60,818      $    3,009

Unrealized (loss) gain on securities available for sale, net of income taxes:

     Unrealized gain on securities
       available for sale                                      -              381               -           1,372

     Less: reclassification adjustment for
       gains realized in net income                            -             (548)           (100)           (548)
                                                      ----------       ----------      ----------      ----------

   Net unrealized (loss) gain                                  -             (167)           (100)            824
                                                      ----------       ----------      ----------      ----------

Comprehensive income (Note 14)                        $   (1,827)      $    1,764      $   60,718      $    3,833
                                                      ==========       ==========      ==========      ==========





              See notes to condensed consolidated financial statements.



                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                             ----------------------------------
                                                                               July 2,                June 27,
                                                                                 2000                   1999
                                                                             -----------            -----------
       OPERATING ACTIVITIES:
       Net income                                                            $    60,818            $     3,009
       Deduct income from discontinued operations                                (58,627)                (3,450)
                                                                             -----------            -----------
       Income (loss) from continuing operations                                    2,191                   (441)
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization                                           4,219                  2,441
           Gain on sale of preferred stock investment                             (2,905)                  (898)
           Deferred tax provision                                                  6,701                  2,223
           Provision for uncollectible note receivable                             5,387                      -
           Loss on assets to be disposed of                                        2,223                      -
           Minority interest in losses of consolidated joint venture              (5,193)                (1,033)
           Other                                                                     288                    148
           Changes in assets and liabilities:
              (Increase) decrease in trade accounts receivable                      (128)                 4,748
              (Increase) decrease in inventories                                  (2,016)                 2,728
              (Increase) decrease in prepaid  expenses and other
                assets                                                            (1,221)                   356
              Increase (decrease) in trade accounts payable                        6,217                    (59)
              Increase (decrease) in other accrued expenses                        6,813                 (3,035)
              Increase in other liabilities                                          808                    331
                                                                             -----------            -----------
         Net cash provided by continuing operations                               23,384                  7,509
         Net cash (used in) provided by discontinued operations                  (44,400)                10,884
                                                                             -----------            -----------
         Net cash (used in) provided by operating activities                     (21,016)                18,393
                                                                             -----------            -----------
       INVESTING ACTIVITIES:
         Purchases of property, plant and equipment (Note 15)                    (18,786)               (10,132)
         Investment purchases                                                    (62,765)                     -
         Proceeds from sale of investments                                        46,025                      -
         Purchase of preferred stock investment                                        -                 (9,144)
         Proceeds from sale of preferred stock investment                          8,125                  4,822
         Business acquisitions - net of cash                                         613                   (733)
         Proceeds from sale of discontinued operations                           208,976                      -
                                                                             -----------            -----------
         Net cash provided by (used in) investing activities                     182,188                (15,187)
                                                                             -----------            -----------
       FINANCING ACTIVITIES (Note 15):
         Repayment of term loans                                                 (90,148)                (6,405)
         Proceeds from term loan                                                       -                    785
         Net (decrease) increase in revolving loan balances                      (11,348)                 1,724
         Proceeds from termination of interest rate swaps                            950                      -
         Minority interest capital contributions                                   4,115                  5,725
         Stock options exercised                                                     732                    311
         Exercise (purchase) of warrants                                             742                   (292)
         Purchase of treasury stock                                               (8,076)                (8,239)
                                                                             -----------            -----------
         Net cash used in financing activities                                  (103,033)                (6,391)
                                                                             -----------            -----------

       Net increase (decrease) in cash                                            58,139                 (3,185)
       Cash and cash equivalents at beginning of period                            4,145                  4,099
                                                                             -----------            -----------
       Cash and cash equivalents at end of period                            $    62,284            $       914
                                                                             ===========            ===========

              See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   For the Three Months and Nine Months Ended
                         July 2, 2000 and June 27, 1999

1.       BASIS OF PRESENTATION

         The interim Condensed Consolidated Financial Statements relate to Uniroyal Technology Corporation and its wholly-owned subsidiaries Uniroyal HPP Holdings, Inc., Uniroyal Engineered Products, Inc., Uniroyal Optoelectronics, Inc., Sterling Semiconductor, Inc., Unitech NJ, Inc., BayPlas3, Inc., NorLux Corp. and its majority-owned subsidiary, Uniroyal Liability Management Company (the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"). Uniroyal Optoelectronics, Inc. includes its majority-owned joint venture, Uniroyal Optoelectronics, LLC. Uniroyal Liability Management Company includes its wholly-owned subsidiary, BayPlas2, Inc. The interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the Company's annual consolidated financial statements and notes thereto for the fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997. See Note 8 for information concerning the sale of HPPI's business and Note 7 for information regarding the acquisition of Sterling Semiconductor, Inc.

         The Company's fiscal year ends on the Sunday following the last Friday in September. As a result, Fiscal 2000 will end on October 1, 2000 and will encompass a 53-week period as compared to Fiscal 1999 which ended on September 26, 1999, and encompassed a 52-week period. The additional week in Fiscal 2000 occurred in the first quarter ended January 2, 2000. Therefore, the nine months ended July 2, 2000 encompassed 40 weeks of operations compared to 39 weeks of operations for the nine months ended June 27, 1999.

         Certain reclassifications were made to the prior year interim Condensed Consolidated Financial Statements to conform to current period presentations. In the opinion of the Company, all adjustments necessary for a fair presentation of such interim Condensed Consolidated Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

2.       INVESTMENTS

         All investments with an original maturity greater than three months are accounted for under Statement of Financial Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

         At July 2,  2000,  the  Company's  investment  portfolio  consisted  of marketable debt securities classified as held-to-maturity and available-for-sale. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are recorded either as short-term or long-term on the balance sheet based upon contractual maturity date and are stated at amortized cost which approximates fair value at July 2, 2000. At July 2, 2000, short term held-to-maturity securities approximated $1,002,000 and long-term held-to-maturity securities approximated $9,009,000 and mature in Fiscal 2001 and Fiscal 2002.

         Debt securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders' equity until realized. Gains and losses on securities sold are based upon the specific identification method. At July 2, 2000, long-term available-for-sale debt securities approximated $4,089,000 and have maturity dates during Fiscal 2006 and Fiscal 2019. There are no unrecognized gains or losses as of July 2, 2000, and there have been no realized gains or losses for the nine months ended July 2, 2000 associated with these investments.

3.       INVENTORIES

                                                                       July 2,            September 26,
                                                                        2000                  1999
                                                                     -----------          -------------
         Raw materials, work in process
            and supplies                                             $     4,857          $      4,275
         Finished goods                                                    5,992                 4,324
                                                                     -----------          ------------
            Total                                                    $    10,849          $      8,599
                                                                     ===========          ============

4.       PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE

         During the nine months ended July 2, 2000, the Company further reserved against its Port Clinton, Ohio ("Port Clinton") property, plant and equipment held for sale in the amount of $2,223,000. An additional impairment loss was recorded based upon recent negotiations to sell the property to a new buyer. The current fair value less costs to sell the property approximates $851,000 at July 2, 2000. The Company expects to dispose of the remaining Port Clinton assets during the current year.

5.       INVESTMENT IN PREFERRED STOCK

         During the nine months ended July 2, 2000, the Company converted the remaining 372,857 shares of its Emcore Corporation ("Emcore") preferred stock into 372,857 shares of Emcore common stock. The common stock was then sold in the open market for approximately $8,125,000. This resulted in a gain of approximately $2,905,000, net of certain transaction costs. During the nine months ended June 27, 1999, the Company converted 270,000 shares of the Emcore preferred stock into 270,000 shares of Emcore common stock. The common stock was then sold in conjunction with a public stock offering by Emcore. The Company recognized a gain on the sale of approximately $898,000, net of certain transaction costs.

6.       NOTE RECEIVABLE

         In March of 2000, the Company fully reserved its note receivable and related accrued interest from RBX Group, Inc. ("RBX") in the amount of $5,387,000. This was a result of a determination that based on recent events at RBX, which included the effects of a prolonged strike at its major facility, the financial condition of RBX had deteriorated such that collectibility of the note receivable and related accrued interest was in doubt. On June 22, 2000, the Company settled all outstanding claims and counterclaims with RBX for a cash payment of $250,000. Such amount is included in selling and administrative costs for the period ended July 2, 2000.

7.       ACQUISITION OF STERLING SEMICONDUCTOR, INC.

         On May 31, 2000, the Company completed a merger with Sterling Semiconductor, Inc. ("Sterling") whereby Sterling became a wholly-owned subsidiary of the Company. Sterling is a developer and manufacturer of silicon carbide ("SiC") semiconductor wafer substrates, related semiconductor devices and substrates with epitaxial thin film coatings.

         Under the terms of the merger agreement, the Company exchanged 1.1965 shares of its common stock for each share of Sterling's issued and outstanding preferred and common stocks and exchanged Company employee stock options for 1.1965 shares of the Company's common stock for each share of Sterling common stock covered by an outstanding Sterling employee stock option (the majority of which were vested). This resulted in an issuance of 1,531,656 shares of the Company's common stock valued at approximately $31,655,000, the issuance of 508,219 of Company employee stock options valued at approximately $8,959,000, and the payment of approximately $2,000 for fractional shares. The total purchase price, including acquisition costs, approximated $41,226,000. The Company common stock issued was valued based upon the average market value of such shares on the dates surrounding the final purchase price adjustment, which occurred on April 30, 2000. The Company employee stock options issued were recorded at fair value calculated using the Black-Sholes option-pricing model.

         The Sterling merger was accounted for by the purchase method in accordance with the Accounting Principles Board Opinion No. 16, "Business Combinations." The results of operations of Sterling are included in the Condensed Consolidated Financial Statements for the period June 1, 2000 through July 2, 2000. The purchase price has been allocated to the assets purchased and liabilities assumed based on their preliminary estimated fair market values at the date of acquisition as follows (in thousands):

                Working capital                               $        (403)
                Property, plant and equipment                         1,840
                Deferred tax asset                                    3,955
                Other assets                                          1,251
                Goodwill                                             37,749
                Notes payable                                        (1,051)
                Other liabilities                                    (2,639)
                                                              -------------
                Net value of purchased assets                        40,702
                Value of common stock and employee
                  stock options issued                              (40,614)
                Cash paid for fractional shares                          (2)
                Accrued acquisition costs                              (699)
                                                              -------------
                Cash acquired at acquisition                  $        (613)
                                                              =============

         The acquired preliminary goodwill will be amortized over its estimated useful life of 5 years. The Company is in the process of completing its final purchase price allocation and determination of related goodwill and other intangibles. Subject to the receipt of a definitive appraisal, the Company may account for some portion of the preliminary goodwill as acquired in-process research and development in the quarter ending October 1, 2000.

         The following pro forma data summarize the results of operations for the periods indicated as if the Sterling acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes. These pro forma results are not necessarily indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.


                                                                                 Nine months ended
                                                                          -----------------------------
                                                                             July 2,          June 27,
                                                                              2000            1999
                                                                          -----------       -----------
         Pro forma net sales                                              $    51,738       $    54,976
         Pro forma net income (loss)                                      $    52,685       $    (4,711)
         Pro forma earnings (loss) per share:
            Basic                                                         $      2.14       $     (0.19)
            Diluted                                                       $      1.84       $     (0.19)

         The acquisition costs for Sterling primarily include approximately $428,000 paid to an investment banking firm that employs relatives of one of the Company's executive officers and approximately $128,000 paid to a law firm of which one of the Company's directors is a senior partner.

8.       DISCONTINUED OPERATIONS

         On December 24, 1999, the Company entered into a definitive agreement to sell certain net assets of its High Performance Plastics Segment for $217,500,000 in cash to Spartech Corporation. The transaction closed on February 28, 2000, and resulted in cash proceeds of approximately $208,976,000, net of certain transaction costs and working capital adjustments and a gain on the sale of approximately $58,349,000 (net of taxes of approximately $38,890,000). The purchase price will ultimately be adjusted by changes in working capital and costs to complete the modernization at the Stamford, Connecticut facility. Pursuant to the asset purchase agreement, Spartech held back $5,000,000 of the purchase price pending resolution of any such adjustments. The Company has been discussing these adjustments with Spartech and while the Company expects (and has provided for) a reduction in purchase price of approximately $3,100,000, the Company does not believe that these adjustments will involve a reduction in the purchase price by more than 5%.

         The   Condensed   Consolidated   Financial   Statements   reflect   the
         discontinued   operations  of  HPPI  in  accordance   with   Accounting
         Principles Board Opinion No. 30, "Reporting Results of Operations."

         Net liabilities of the discontinued operations of the High Performance Plastics Segment have been segregated on the July 2, 2000 and September 26, 1999 balance sheets, the components of which are as follows (in thousands):


                                                                           July 2,              September 26,
         Net Liabilities of Discontinued Operations                         2000                    1999
         ------------------------------------------                     -------------           -------------
         Assets:
         Cash                                                           $         101           $          37
         Receivables                                                               23                  18,261
         Inventories                                                               52                  30,028
         Deferred income taxes                                                  1,933                   2,030
         Prepaid and other assets                                               2,334                   1,712
         Property, plant and equipment - net                                      252                  45,099
         Intangibles and other assets                                               -                  15,400
                                                                        -------------           -------------
         Total assets                                                           4,695                 112,567
                                                                        -------------           -------------

         Liabilities:
         Current portion of long-term debt                                        158                   8,805
         Trade payables                                                           400                  13,323
         Accrued income taxes                                                   2,910                       -
         Other accrued expenses                                                 4,233                   7,429
         Long-term debt, net of current portion                                     -                  84,552
         Deferred income taxes                                                  1,202                   6,322
         Other liabilities                                                         50                     516
                                                                        -------------           -------------
         Total liabilities                                                      8,953                 120,947
                                                                        -------------           -------------
         Net liabilities of discontinued operations                     $       4,258           $       8,380
                                                                        =============           =============

         The results of operations for all periods presented have been restated for discontinued operations. The operating results of discontinued operations are as follows (in thousands):

                                                                             For the Three Months Ended
                                                                        ------------------------------------
                                                                              July 2,               June 27,
         Income from Discontinued Operations                                   2000                   1999
         -----------------------------------                            -------------            -----------
         Net sales                                                       $         32            $    32,564
         Costs of goods sold                                                      166                 22,697
         Selling and administrative                                               175                  3,669
         Depreciation and other amortization                                       26                  1,468
                                                                         ------------            -----------
         (Loss) income before interest expense and
           income taxes                                                          (335)                 4,730
         Interest expense                                                          (1)                (2,216)
                                                                         ------------            -----------
         (Loss) income before income taxes                                       (336)                 2,514
         Income tax benefit (expense)                                             320                   (961)
                                                                         ------------            -----------
         Net (loss) income from discontinued operations                  $        (16)           $     1,553
                                                                         ============            ===========

                                                                             For the Nine Months Ended
                                                                         -----------------------------------
                                                                              July 2,               June 27,
         Income from Discontinued Operations                                   2000                   1999
         -----------------------------------                             ------------            -----------
         Net sales                                                       $     54,986            $    95,835
         Costs of goods sold                                                   44,299                 67,741
         Selling and administrative                                             4,102                 11,551
         Depreciation and other amortization                                    2,501                  4,295
         Gain on sale of HPPI                                                 (97,239)                     -
                                                                         ------------            -----------
         Income before interest expense and income taxes                      101,323                 12,248
         Interest expense                                                      (3,620)                (6,495)
                                                                         ------------            ------------
         Income before income taxes                                            97,703                  5,753
         Income tax expense                                                   (39,076)                (2,303)
                                                                         ------------            -----------
         Net income from discontinued operations                         $     58,627            $     3,450
                                                                         ============            ===========

9.       STOCKHOLDERS' EQUITY

         On March 10, 2000, the Company declared a two-for-one stock split in the form of a 100% stock dividend to its common shareholders of record on March 20, 2000. The Condensed Consolidated Financial Statements presented herein retroactively reflect the effect of the split.

         During the nine months ended July 2, 2000, the Company repurchased 625,317 shares of its common stock in the open market for approximately $7,773,000.

         During the nine  months  ended July 2, 2000,  the  Company  repurchased
         47,984   shares  of  its  common  stock  from  its  benefit  plans  for approximately $303,000.

         During the nine months ended July 2, 2000, the Company received 102,994 shares of its common stock in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $1,268,000 (which was calculated based upon the closing market value of the stock on the day prior to the respective exercise dates) and are included as treasury shares as of July 2, 2000.

         Subsequent to July 2, 2000, and as of August 10, 2000, the Company repurchased 274,500 shares of its common stock in the open market for approximately $4,021,000.

10.      COMMITMENTS AND CONTINGENCIES

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

         In connection with the sale of substantially all of the net assets of HPPI to Spartech on February 28, 2000, the Company conducted environmental assessments of two of the plants of HPPI in compliance with the laws of the states of Connecticut and New Jersey relating to transfers of industrial real property. The environmental assessment of the Connecticut property indicated that a separate parcel purchased by the Company in 1995 was contaminated with total petroleum hydrocarbons
         (TPHS), DDT and other pesticide chemicals. The Company has removed approximately one-half of the soil on the property at a cost of approximately $1,400,000 (through July 2, 2000). The Company has retained environmental consultants to review its options with regard to the remaining soil on the premises. Testing at the Hackensack, New Jersey, facility is still underway. In total the Company has estimated the cost of its environmental liabilities to approximate $3,800,000. At July 2, 2000, approximately $2,400,000 is accrued for environmental clean-up costs and is included in net liabilities of discontinued operations.

         Based on information available as of July 2, 2000, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

         Manufacturing Delays

         The Compound Semiconductor and Optoelectronics Segment is experiencing rapid growth and the Company has added a significant number of new employees. The Company has a newly-constructed plant in Tampa, Florida to manufacture epitaxial wafers and package-ready dies for use in HB-LEDs. Various startup issues, including equipment and process issues, have delayed commercial production at this facility. The Company expects to reach commercial production levels by the end of 2000, although it is not certain that the schedule will be met. The Company is planning to build additional significant capacity at the Tampa facility and a newly leased facility for the Compound Semiconductor business within the next year.

11.      JOINT VENTURE

         During the three months and nine months ended July 2, 2000, the Optoelectronics joint venture recorded sales of approximately $28,000 and $1,544,000, respectively. The sales were primarily a result of product supplied by the joint venture partner, Emcore Corporation. There were sales by the Optoelectronics joint venture during the three months and nine months ended June 27, 1999 of $253,000 and $338,000, respectively.

         During  the  three  months  ended  July 2,  2000  and  June  27,  1999, approximately $3,323,000, and $1,266,000, respectively, of joint venture start-up costs are included in selling and administrative costs.

         During the nine months ended July 2, 2000 and June 27, 1999, approximately $8,833,000 and $2,472,000, respectively, of joint venture start-up costs are included in selling and administrative costs.

12.      INCOME TAXES

         The provisions for income tax benefit (expense) for the three months and nine months ended July 2, 2000 and June 27, 1999 were calculated through the use of the estimated annual income tax rates based on projected annualized income. During nine months ended July 2, 2000, the Company reduced the deferred tax valuation allowance relating to capital loss carryforwards and recognized a tax benefit of $13,702,000. The capital losses were used to offset capital gains which resulted from the sale of the Emcore stock (Note 5) and the High Performance Plastics Segment (Note 8).

13.      INCOME PER COMMON SHARE

         For the three months ended July 2, 2000, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 25,258,953. Inclusion of stock options to purchase 5,404,935 shares of common stock at various prices and warrants to purchase 735,770 shares of common stock at $2.1875 per share in the calculation of diluted earnings per share would have been antidilutive.

         The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended June 27, 1999 is as follows (dollars in thousands):

                                                                   Three Months Ended
                                                                      June 27, 1999
                                            ----------------------------------------------------------------
                                               Income                     Shares                 Per Share
                                            (Numerator)                (Denominator)               Amount
                                            ----------------------------------------------------------------

         Income from continuing
           operations before dis-
           continued operations             $     378

     Basic EPS
     ---------
         Income available to
           common stockholders              $     378                    23,882,836               $    0.02
                                                                                                  =========

     Effect of Dilutive Securities
     -----------------------------
          Stock options                                                   1,540,636
          Warrants                                                          543,264
                                                                         ----------

     Diluted EPS
     -----------
         Income available to
           common stockholders              $     378                    25,966,736              $    0.01
                                            =========                    ==========              =========

         The reconciliation of numerators and denominators of the basic and diluted earnings per share computation for the nine months ended July 2, 2000 is as follows (dollars in thousands):

                                                                    Nine Months Ended
                                                                      July 2, 2000
                                            --------------------------------------------------------------
                                               Income                     Shares                Per Share
                                            (Numerator)                (Denominator)              Amount
                                            --------------------------------------------------------------

         Income from continuing
           operations before dis-
           continued operations             $   2,191

     Basic EPS
     ---------
         Income available to
           common stockholders              $   2,191                    24,596,681              $    0.09
                                                                                                 =========

     Effect of Dilutive Securities
     -----------------------------
         Stock options                                                    3,324,820
         Warrants                                                           748,848
                                                                         ----------

     Diluted EPS
     -----------
         Income available to
           common stockholders              $   2,191                    28,670,349             $    0.08
                                            =========                    ==========             =========

         For the nine months ended June 27, 1999, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 24,379,922. Inclusion of warrants to purchase 1,075,070 shares of common stock at $2.1875 per share and additional stock options to purchase 3,942,700 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

14.      COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The changes in unrealized gains and losses on equity securities available for sale are included in comprehensive income. The unrealized (loss) gain on securities available for sale is shown net of a tax benefit of $107,000 for the three months ended June 27, 1999 and net of tax expense of $527,000 for the nine months ended June 27, 1999. There were no unrealized gains or losses on securities available for sale for the three months and nine months ended July 2, 2000.

15.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                            Nine Months Ended
                                                                     ------------------------------
                                                                        July 2,           June 27,
                                                                         2000               1999
                                                                     ----------           ---------

         Interest payments (net of capitalized
           interest) - continuing operations                         $   1,620            $     505
         Interest payments (net of capitalized
           interest ) - discontinued operations                          4,685                4,838
         Income tax payments - continuing operations                     6,267                  450
         Income tax payments - discontinued
           operations                                                      267                  348

         The purchases of property, plant and equipment and net cash used in financing activities for the nine months ended July 2, 2000 and June 27, 1999 do not include $2,600,000 and $19,098,000, respectively, related to property held under capital leases. The new leases relate to property, plant and equipment purchased for Uniroyal Optoelectronics, LLC.

         During the nine months ended July 2, 2000 and June 27, 1999, the Company made matching contributions to its 401(k) Savings Plan of $219,000 and $199,000, respectively, through the re-issuance of 17,206 and 39,344 common shares from treasury, respectively.

16.      SEGMENT INFORMATION

         Segment information for the three months and nine months ended July 2, 2000 and June 27, 1999 is as follows (in thousands):

                                                  For the Three Months Ended         For the Nine Months Ended
                                                --------------------------------    ------------------------------
                                                    July 2,            June 27,          July 2,         June 27,
                                                     2000                1999             2000             1999
                                                --------------       -----------    -------------    -------------

         Net Sales:
         Coated Fabrics                          $       8,538       $    10,289     $     25,831    $      33,494
         Specialty Adhesives                             9,434             7,980           21,923           19,781
         Compound Semiconductors and
           Optoelectronics                                 304               253            1,820              338
                                                 -------------       -----------     ------------    -------------
         Total                                   $      18,276       $    18,522     $     49,574    $      53,613
                                                 =============       ===========     ============    =============

         Operating (Loss) Income:
         Coated Fabrics                          $         605       $     1,466     $        230    $       3,102
         Specialty Adhesives                             1,239               790            1,960            1,160
         Compound Semiconductors and
           Optoelectronics                              (4,961)           (1,382)         (11,048)          (2,864)
         Corporate                                      (1,702)             (280)         (16,400)          (2,433)
                                                 -------------       -----------     ------------    -------------
         Total                                   $      (4,819)      $       594     $    (25,258)   $      (1,035)
                                                 =============       ===========     ============    =============

         Segment information as of July 2, 2000 and September 26, 1999 is as follows (in thousands):

                                                                                 July 2,          September 26,
                                                                                  2000                1999
                                                                             -------------        -------------

        Identifiable Assets:
        Coated Fabrics                                                        $     22,809        $      23,547
        Specialty Adhesives                                                         15,591               15,972
        Compound Semiconductors and Optoelectronics                                 77,762               22,474
        Corporate                                                                   97,945               44,963
                                                                              -------------       -------------
        Total                                                                 $    214,107        $     106,956
                                                                              =============       ==============

ITEM 2.       Management's Discussion and Analysis Of Financial Condition
               and Results Of Operations

Third Quarter Fiscal 2000 Compared with
  the Third Quarter Fiscal 1999

Net Sales. The Company's net sales from continuing operations decreased in the third quarter of Fiscal 2000 by approximately 1% to $18,276,000 from $18,522,000 in the third quarter of Fiscal 1999. The decrease is primarily attributable to the Fiscal 1998 sale of the Coated Fabrics Segment's automotive operations and the gradual phase-out of those operations. Excluding automotive sales from both periods, sales from continuing operations increased 16% in the third quarter of Fiscal 2000 compared to the third quarter of Fiscal 1999.

Net sales by the Coated Fabrics Segment decreased in the third quarter of Fiscal 2000 by approximately 17% to $8,538,000 from $10,289,000 in the third quarter of Fiscal 1999. The decrease was principally due to the sale in Fiscal 1998 of the Coated Fabrics Segment's automotive operations and the gradual phase-out of the automotive business. There were no automotive sales in the third quarter of Fiscal 2000 compared to $2,816,000 in the third quarter of Fiscal 1999. Excluding the automotive sales from the prior year period, net sales by the Coated Fabrics Segment increased approximately 14% as a result of an overall increase in volume and selling prices for Naugahyde(R) vinyl coated fabrics.

Net sales by the Specialty Adhesives Segment increased in the third quarter of Fiscal 2000 by approximately 18% to $9,434,000 from $7,980,000 in the third quarter of Fiscal 1999. This increase is attributable to an increase in industrial adhesives sales as well as sales of roofing adhesives.

Net sales by the Compound Semiconductor and Optoelectronics Segment were $304,000 in the third quarter of Fiscal 2000. The Compound Semiconductor and Optoelectronics Segment is in the development stage. The Compound Semiconductor and Optoelectronics Segment had sales of $253,000 during the third quarter of Fiscal 1999 from inventories provided to the Optoelectronics joint venture under a supply agreement with its joint venture partner. The Compound Semiconductor and Optoelectronics Segment includes the results of Sterling Semiconductor, Inc., ("Sterling"), for one month. Sterling Semiconductor, Inc. was acquired by the Company on May 31, 2000. The Company anticipates limited sales for its Optoelectronics business during the fourth quarter due to continued ramp-up of equipment and qualification time by its customers.

(Loss) Income Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for the third quarter of Fiscal 2000 was $4,819,000, compared to income of $594,000 for the third quarter of Fiscal 1999. The increase in the loss is attributable to startup losses for the Compound Semiconductor and Optoelectronics Segment. The start-up losses for the Compound Semiconductor and Optoelectronics Segment also include $629,000 of goodwill amortization as a result of the purchase of certain assets of Sterling. The goodwill is being amortized over five years. Also, during the third quarter of Fiscal 2000, there were no corporate allocations to the discontinued operations of the High Performance Plastics Segment. Prior year third quarter corporate allocations were $1,147,000.

The Coated Fabrics Segment had income before interest, income taxes, minority interest and discontinued operations in the third quarter of Fiscal 2000 of $605,000 versus income of $1,466,000 in the third quarter of Fiscal 1999. The decrease was primarily due to the phase-out of the sales of the automotive business and certain incremental costs related to the closure of the Port Clinton, Ohio facility previously used to produce automotive products.

The Specialty Adhesives Segment had income before interest, income taxes, minority interest and discontinued operations in the third quarter of Fiscal 2000 of $1,239,000 compared to income of $790,000 in the third quarter of Fiscal 1999. The increase is attributable to an increase in sales of higher margin industrial products as well as increased sales of roofing adhesives.

The Compound Semiconductor and Optoelectronics Segment incurred a loss before interest, income taxes, minority interest and discontinued operations of $4,961,000 in the third quarter of Fiscal 2000 compared to a loss of $1,382,000 in the third quarter of Fiscal 1999. The losses related to start-up costs of the Optoelectronics joint venture which have increased as the joint venture adds staff in research and development and prepares to commence commercial production. Losses include goodwill amortization of $629,000 during the third quarter of Fiscal 2000 attributable to the purchase of certain assets of Sterling which were acquired by the Company on May 31, 2000. The goodwill associated with the acquisition is being amortized over five years. Subject to the receipt of a definitive appraisal, the Company may account for some portion of the Sterling purchase consideration as acquired in-process research and development in the quarter ending October 1, 2000.

Approximately $1,702,000 of costs, recorded in the third quarter of Fiscal 2000 were not allocated to any business segment compared to $280,000 in the third quarter of Fiscal 1999. During the third quarter of Fiscal 2000, there were no corporate allocations to the discontinued operations of the High Performance Plastics Segment. The prior year quarter corporate allocations were $1,147,000.

Net loss from discontinued operations of the High Performance Plastics Segment was $16,000 in the third quarter of Fiscal 2000 as compared to income of $1,553,000 in the third quarter of Fiscal 1999. The High Performance Plastics Segment was sold on February 28, 2000, and no operating results are included in this third quarter of Fiscal 2000 as compared to three months of operating results in the third quarter of Fiscal 1999. The Company is currently in discussions with the buyer of the High Performance Plastics Segment relative to purchase price adjustments. While the Company expects (and has provided for) a reduction in purchase price of approximately $3,100,000, the Company does not believe that these adjustments will involve a reduction in the purchase price by more than 5%.

Interest Income (Expense). Interest income in the third quarter of Fiscal 2000 was $761,000 as compared to interest expense of $223,000 in the third quarter of Fiscal 1999. Income from the investment of the proceeds received for the sale of the Company's High Performance Plastics Segment on February 28, 2000 offset an increase in debt relating to capitalized lease obligations incurred to finance the construction of the facility and the purchase of machinery and equipment at the Compound Semiconductor and Optoelectronics Segment.

Income Tax Benefit (Expense). Income tax benefit in the third quarter of Fiscal 2000 was $121,000 compared to an expense of $446,000 in the third quarter of Fiscal 1999. The provisions for income tax benefit (expense) were calculated through the use of the estimated income tax rates based on annualized income.

First Three Quarters Fiscal 2000 Compared with the First Three Quarters Fiscal 1999

Net Sales. The Company's net sales decreased in the first three quarters of Fiscal 2000 by approximately 8% ($4,039,000) to $49,574,000 from $53,613,000 in the first three quarters of Fiscal 1999, primarily due to the sale of the automotive operations of the Coated Fabrics Segment in Fiscal 1998 and the gradual phase-out of those operations. Excluding automotive sales from both periods, sales increased 16% in the first three quarters of Fiscal 2000 compared to the first three quarters of Fiscal 1999. The 16% increase, excluding automotive sales from both periods, was due to an increase in sales from the Compound Semiconductor and Optoelectronics Segment and the inclusion of forty weeks in the first three quarters of Fiscal 2000 versus thirty-nine weeks in the first three quarters of Fiscal 1999.

Net sales by the Coated Fabrics Segment decreased in the first three quarters of Fiscal 2000 by approximately 23% ($7,663,000) to $25,831,000 from $33,494,000 in the first three quarters of Fiscal 1999 due to the sale of the automotive operations and the gradual phase-out of its automotive business. Automotive sales approximated $631,000 in the first three quarters of Fiscal 2000 compared to $11,599,000 in the first three quarters of Fiscal 1999. Excluding automotive sales from both periods, sales of Naugahyde(R) vinyl-coated fabrics increased by approximately 15%, due to strong growth in the transportation division and the inclusion of forty weeks in the first three quarters of Fiscal 2000 versus thirty-nine weeks in the first three quarters of Fiscal 1999.

Net sales by the Specialty Adhesives Segment increased in the first three quarters of Fiscal 2000 by approximately 11% ($2,142,000) to $21,923,000 from $19,781,000 in the first three quarters of Fiscal 1999, primarily due to increased sales of its industrial adhesives and sealant products and the inclusion of forty weeks in the first three quarters of Fiscal 2000 versus thirty-nine weeks in the first three quarters of Fiscal 1999.

Net sales by the Compound Semiconductor and Optoelectronics Segment for the first three quarters of Fiscal 2000 were $1,820,000 compared to $338,000 in the first three quarters of Fiscal 1999. The Compound Semiconductor and Optoelectronics Segment began limited commercial sales and production in the first nine months of Fiscal 2000 but is still in the development stage.

Loss Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for the first three quarters of Fiscal 2000 was $25,258,000, compared to a loss of $1,035,000 for the first three quarters of Fiscal 1999. The greater loss is due to a number of non-recurring and unusual items including the gain realized on the sale of the investment in the preferred stock of Emcore Corporation ($2,905,000); the write-off of a note receivable (and related accrued interest) related to the sale of the Ensolite closed cell foam division, due to the deterioration of the financial condition of the buyer (RBX Group, Inc.) as a result of a prolonged strike at its major facility and the ultimate settlement of the note with RBX Group, Inc. ($5,387,000); a reduction in the fair value of certain property, plant and equipment related to the Company's Port Clinton, Ohio facility which is expected to be disposed of this year ($2,223,000); incentive payments and benefit costs to and for officers and directors related to the achievement of certain strategic initiatives ($5,449,000); a loss of revenues associated with the gradual phase-out of the automotive operations of the Coated Fabrics Segment and start-up losses for the Compound Semiconductor and Optoelectronics Segment. Also during the first three quarters of Fiscal 2000, there were no corporate allocations to the discontinued operations of the High Performance Plastics Segment. The prior year corporate allocations for the first three quarters of Fiscal 1999 were $3,388,000.

The Coated Fabrics Segment's income before interest, income taxes, minority interest and discontinued operations in the first three quarters of Fiscal 2000 was $230,000 compared to income of $3,102,000 in the first three quarters of Fiscal 1999. The decrease is attributable to the write-down to fair value of certain assets to be disposed of, the loss of revenues from the gradual phase-out of its automotive operations, as well as certain incremental costs related to the closure of the Port Clinton, Ohio facility previously used to produce automotive products.

The Specialty Adhesives Segment's income before interest, income taxes, minority interest and discontinued operations in the first three quarters of Fiscal 2000 was $1,960,000 versus $1,160,000 in the first three quarters of Fiscal 1999. The increase is due to the increase in sales volume of branded industrial products and the inclusion of forty weeks in the first three quarters of Fiscal 2000 versus thirty-nine weeks in the first three quarters of Fiscal 1999.

The Compound Semiconductor and Optoelectronics Segment's loss before interest, income taxes, minority interest and discontinued operations in the first three quarters of Fiscal 2000 was $11,048,000 compared to a loss of $2,864,000 in the first three quarters of Fiscal 1999. The losses relate to the start-up and training costs of the Compound Semiconductor and Optoelectronics Segment. Also contributing to the increase in loss is the goodwill amortization of $629,000 during the third quarter of Fiscal 2000 attributable to the purchase of certain assets of Sterling which were acquired by the Company on May 31, 2000. The goodwill associated with the acquisition is being amortized over five years. Subject to the receipt of a definitive appraisal, the Company may account for some portion of the Sterling purchase consideration as acquired in-process research and development in the quarter ending October 1, 2000.

Approximately $16,400,000 of costs, non-recurring and unusual items recorded in the first three quarters of Fiscal 2000 were not allocated to any business segment compared to $2,433,000 of unallocated costs for the first three quarters of Fiscal 1999. Included in the non-allocated items in Fiscal 2000 are the gain realized on the sale of the investment in the preferred stock of Emcore Corporation ($2,905,000); the write-off of the RBX Group, Inc. note (and related accrued interest) ($5,387,000); a reduction in the fair value of certain property, plant and equipment related to the Company's Port Clinton, Ohio facility which is expected to be disposed of this year ($1,566,000); and incentive payments and benefit costs to and for officers and directors related to the achievement of certain strategic initiatives ($5,449,000). Also during the first three quarters of Fiscal 2000, there were no corporate allocations to the discontinued operations of the High Performance Plastics Segment. Prior year corporate allocations for the first three quarters of Fiscal 1999 were $3,388,000.

Net income from discontinued operations of the High Performance Plastics Segment increased to $58,627,000 in the first three quarters of Fiscal 2000 compared to $3,450,000 in the first three quarters of Fiscal 1999. The increase is attributable to the net effect of the gain recognized on the February 28, 2000 sale of the High Performance Plastics Segment of approximately $58,349,000 (net of taxes of approximately $38,890,000) and operating income for the period September 27, 1999 to February 28, 2000. The decline in operations is primarily a result of production inefficiencies at the Stamford, Connecticut facility due to a major plant modernization and only five months of operations in the first three quarters of Fiscal 2000 versus nine months of operations in the first three quarters of Fiscal 1999. The decline in operations was partially offset by the suspension of a corporate allocation to this Segment in the first three quarters of Fiscal 2000.

Interest Income (Expense). Interest income for the first three quarters of Fiscal 2000 was $458,000 as compared to interest expense of $477,000 in the first three quarters of Fiscal 1999. The interest income earned on the investment of the proceeds received from the sale of the Company's High Performance Plastics Segment on February 28, 2000 was partially offset by an increase in the debt relating to capitalized lease obligations incurred to finance the construction of the facility and the purchase of machinery and equipment at the Compound Semiconductor and Optoelectronics Segment for the first three quarters of Fiscal 2000.

Income Tax Benefit. Income tax benefit in the first three quarters of Fiscal 2000 was $21,798,000 as compared to $38,000 in the first three quarters of Fiscal 1999. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based upon annualized income. The first three quarters of Fiscal 2000 benefited from the reversal of $13,702,000 of deferred tax valuation allowance related to capital loss carryforwards. The reversal was due to the use of the capital losses to offset capital gains resulting from the sale of the preferred stock of Emcore Corporation and the sale of the High Performance Plastics Segment.

Liquidity and Capital Resources

For the first three quarters of Fiscal 2000, continuing operations provided $23,384,000 of cash as compared to $7,509,000 provided by continuing operations during the first three quarters of Fiscal 1999. The increase in cash provided by continuing operations for the first three quarters of Fiscal 2000 resulted primarily from an increase in income taxes payable as a result of the High Performance Plastics Segment sale, an increase in accounts payable and an increase in certain accrued and other expenses in connection with special incentive costs awarded to officers and other liabilities recorded in connection with the High Performance Plastics Segment sale.

Net cash provided by investing activities for the first three quarters of Fiscal 2000 was $182,188,000 as compared to $15,187,000 used in investing activities during the first three quarters of Fiscal 1999. During the first three quarters of Fiscal 2000, the purchase of machinery and equipment primarily related to the new Optoelectronics production facility in Tampa, Florida and the modernization of the High Performance Plastics' Polycast production facility in Stamford, Connecticut. Significant cash provided by investing activities during the first three quarters of Fiscal 2000 included net cash proceeds from the sale of the High Performance Plastics Segment of $208,976,000, the sale of the remaining Emcore Corporation preferred stock for $8,125,000, net of certain transaction costs, and was offset by the net effect of debt securities purchased and sold.


Net cash used in financing activities during the first three quarters of Fiscal 2000 was $103,033,000 as compared to $6,391,000 of cash used during the first three quarters of Fiscal 1999. The primary use of cash in financing activities during the first three quarters of Fiscal 2000 was to repay the outstanding borrowings at a syndicate headed by Fleet National Bank as a result of the sale of the High Performance Plastics Segment.

On July 2, 2000, the Company had approximately $62,284,000 in cash and cash equivalents as compared to approximately $4,145,000 at September 26, 1999. Working capital at July 2, 2000 was $45,707,000 compared to a working capital deficit of $10,597,000 at September 26, 1999. On July 2, 2000, the Company had outstanding borrowings of $3,079,000 under its $10,000,000 revolving credit facility with the CIT Group/Business Credit, Inc. (subject to a borrowing base limitation of approximately $9,375,000 at July 2, 2000). The principal uses of cash during the first three quarters of Fiscal 2000 were to repay debt , repurchase shares in the open market and fund capital expenditures and operating losses at the new Optoelectronics facility in Tampa, Florida. The Company plans to spend an additional $75.0 - $85.0 million on capital expenditures for the Compound Semiconductor and Optoelectronics Segment over the next three years for expansion. The Company plans to fund these expenditures with the proceeds from the sale of the High Performance Plastics Segment and/or additional financing as needed. The Company believes that cash from its operations, its ability to borrow under the revolving credit facility mentioned above and proceeds from the sale of the High Performance Plastics Segment will provide sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facilities will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing including equity financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing.

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

As of the date of this report, the Company had not experienced any significant disruptions in any of its systems on January 1, 2000, nor had any supplier or customer of the Company made us aware of any significant disruptions. The Company will continue to monitor this issue through the remainder of the calendar year.

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

At July 2, 2000, approximately $3.1 million of the Company's floating rate revolving credit advances was not covered under an interest swap agreement. For floating rate debt, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $31,000 on an annual basis.

Forward Looking Statements

Certain statements contained in or incorporated by reference into this report are "forward looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward looking statements as defined by the United States Private Securities Litigation Reform Act of 1995. Forward looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about the Company, economic and market factors and the industries in which we do business, among other things. These statements are not guaranties of future performance and we have no specific intention to update these statements.

These forward looking statements, like any forward looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Among the important factors which could cause actual results to differ materially from those in the forward looking statements are:

o        cancellations, rescheduling or delays in product shipments;

o        manufacturing capacity constraints;

o        lengthy sales and qualification cycles;

o        difficulties in the production process;

o        the effectiveness of our capital expenditure programs;

o        our future financial performance;

o        delays in developing and commercializing new products;

o        competition;

o changes in the industries in which we compete or plan to compete, especially the HB-LED and semiconductor industries, including overall growth of the industries;

o        the continued acceptance of our products;

o        availability and performance of key personnel;

o        relations with employees, customers, suppliers and venture partners;

o        our ability to obtain and protect key intellectual property;

o        acquisitions  and our success in integrating  the acquired  businesses;
         and

o        economic conditions generally and in our industries.

For a discussion of important factors that could cause actual results to differ materially from the forward looking statements contained in or incorporated by reference into this prospectus, please read Exhibit 99.1 filed herewith entitled "Risk Factors."

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

         (b) No legal proceedings were terminated during the nine months ended July 2, 2000, other than routine litigation incidental to the Company's business.

Item 2.        Changes in Securities

               None.

Item 3.        Default upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.55 Uniroyal Technology Corporation Long Term Growth Plan (as amended to August 3, 2000).

               99.1   Risk Factors.

         (b)   Reports on Form 8-K

               Report on Form 8-K dated June 6, 2000 related to the updated description of capital stock and updated Financial Statement
               Schedule II for the fiscal years ended September 26, 1999 September 27, 1998 and September 28, 1997.

               Report on Form 8-K dated June 14, 2000 related to the merger with Sterling Semiconductor, Inc. on May 31, 2000.

               Report on Form 8-K/A dated August 14, 2000 related to the merger with Sterling Semiconductor, Inc.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           /S/ George J. Zulanas, Jr.
DATE:         August 16, 2000          By: --------------------------
                                           George J. Zulanas, Jr.,
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer