Form 10-K
period 2000-10-01
UNIROYAL TECHNOLOGY CORP
filed 2000-12-13
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K
(Mark One)
[  X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended October 1, 2000

                                       OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (29,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 30, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for this purpose that all directors and officers of the registrant and all holders of 5% or more of the common stock of the registrant are affiliates) was approximately $104,190,000 based on the closing price for the stock on November 30, 2000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

 Yes  [ X ]   No [   ]


As of November 30, 2000, 25,444,859 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual meeting of stockholders to be held in 2001.

Item 1.  Business

         General

                  Uniroyal Technology Corporation ("Uniroyal") is a leader in the development, manufacture and sale of a broad range of materials employing compound semiconductor technologies, plastics and specialty chemicals used in the production of consumer, commercial and industrial products.

                  We  are  organized  into  three  primary  business   segments:
         Compound   Semiconductor  and   Optoelectronics,   Coated  Fabrics  and
         Specialty Adhesives.

                  The Compound Semiconductor and Optoelectronics segment manufactures wafers, epitaxial wafers and package-ready dies used in high brightness light emitting diodes ("HB-LEDs"), and in power or microwave semiconductors. It was formerly known as the Optoelectronics segment until May 31, 2000 when we changed the name of the segment to the Compound Semiconductor and Optoelectronics segment to reflect the acquisition of the business of Sterling Semiconductor, Inc. ("Sterling").

                  The Coated  Fabrics  segment  manufactures a wide selection of
         plastic  vinyl  coated   fabrics  for  use  in  furniture  and  seating
         applications.

                  The Specialty Adhesives segment manufactures liquid adhesives and sealants for use in the commercial roofing industry and in the manufacture of furniture, truck trailers and recreational vehicles.

                  The Compound Semiconductor and Optoelectronics businesses are in the development stage and are in the beginning stages of commercial production.

                  The Coated Fabrics and Specialty Adhesives businesses are leading suppliers in their markets because of their ability to provide specialized materials with performance characteristics customized to the end user and their ability to provide technical and customer support in connection with the use of their products in manufacturing.

                  Uniroyal is a Delaware corporation. Our principal executive offices are located at Two North Tamiami Trail, Suite 900, Sarasota, Florida 34236, and our telephone number at that address is (941) 361-2100.

         Recent Developments

                  On December 24, 1999, we entered into a definitive agreement to sell certain net assets of our High Performance Plastics segment for $217,500,000 in cash to Spartech Corporation ("Spartech"). The transaction closed on February 28, 2000, and resulted in cash proceeds of $208,976,000 net of certain transaction costs and preliminary purchase price adjustments (the "Spartech Sale"). The ultimate purchase price adjustments have not been agreed to by both parties. We estimate, and have provided for, an ultimate reduction in purchase price of approximately $5,100,000, which would result in a loss of the $5,000,000 holdback as well as an additional payment from us to Spartech of approximately $100,000. In addition to what we have provided for, Spartech is seeking an additional purchase price reduction up to approximately $4,237,000. We believe the ultimate resolution of the purchase price adjustment should not have a material adverse effect on the results of operations, cash flows or financial position. After consideration of the estimated purchase price adjustments of $5,100,000, we recorded a gain on the sale of approximately $55,821,000 (net of taxes of approximately $38,146,000). The High Performance Plastics segment manufactured specialty and general purpose thermoplastic sheet, injection molding resins, color concentrates, extruded profiles and fabricated acrylic sheet for the aerospace, marine, specialty and general purpose markets as well as acrylic rods and tubes.

                  On May 31, 2000, we acquired Sterling, a Virginia corporation, which is a developer and manufacturer of silicon carbide ("SiC") semiconductor wafer substrates, related semiconductor devices and substrates with epitaxial thin film coatings. In addition to offering SiC wafers for sale, Sterling sells a limited product line of epitaxial thin film coatings, the active materials used in making functioning electronic devices, on SiC wafers. In connection with the acquisition of Sterling, we filed a registration statement to register the shares of common stock acquired in a private placement by certain former security holders of Sterling who are the selling stockholders.

         Coated Fabrics Segment

                  The Coated Fabrics segment accounted for approximately $33.7 million (49%) of our net sales from continuing operations for the fiscal year ended October 1, 2000. It is a leading manufacturer of vinyl coated fabrics. The coated fabrics are durable, stain resistant, cost-effective alternatives to leather and cloth coverings. The segment's product lines include the well-known Naugahyde(R) brand name in vinyl coated fabric products.

                  The Coated Fabrics segment previously made products for the automobile manufacturing industry, which accounted for approximately 2% of total net sales of the segment for fiscal 2000. The segment's automotive products line consisted of plastic vinyl coated fabrics and vinyl laminated composites used by manufacturers and custom fabricators in the production of vehicle seat coverings, door panels, arm rests, consoles and instrument panels. On October 17, 1997, we agreed to sell certain assets of the automotive operations of the Coated Fabrics segment located at our Port Clinton, Ohio facility for approximately $5.3 million plus the value of purchased inventories and plus or minus adjustments contingent upon the transfer of certain automobile programs. We received $4.9 million in July 1998 and received approximately $1.5 million during fiscal 1999. During fiscal 1999 and 1998, we recognized approximately $667,000 and $512,000, respectively, of income relating to the sale of the automotive operations. We ceased production and closed the Port Clinton facility in November 1998. The Port Clinton real property is listed as held for sale at October 1, 2000 and is expected to be sold in fiscal 2001.

                  General

                  The Coated Fabrics segment's Naugahyde(R) vinyl coated fabrics products  have  various  performance  characteristics.  We  sell  these products in various markets depending upon the performance characteristics required by end users. For example, for recreational products which are used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, the segment sells a Naugahyde(R) product that is designed primarily for weatherability. It also manufactures Naugahyde(R) products that can withstand powerful cleaning agents, which are widely used in hospitals and other medical facilities. Flame and smoke retardant Naugahyde(R) vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospital furniture and school bus seats.

                  The segment has a state-of-the-art production line which produces coated fabrics in more than 600 colors and 45 textures and patterns.

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

                  The segment's principal competitors with respect to its Naugahyde(R) products are:

                  o C. G. Spradling & Company;
                  o Morbern, Inc.; and
                  o OMNOVA Solutions  (formerly a part of GenCorp, Inc.).

                  Marketing

                  A predecessor of the segment introduced the segment's coated fabrics products more than 50 years ago. Today, we market these products under several nationally recognized brand names, including NAUGAHYDE(R), NAUGAFORM(R) and DURAN(R). We market our cleaning agent-resistant coated fabrics under the name BEAUTYGARD(R), and our flame and smoke retardant coated fabrics under the brand name FLAME BLOCKER(R).

                  We market and sell our coated fabrics primarily through 12 national sales representatives, who are employees of Uniroyal, and independent sales representatives. In the furniture manufacturing market, we generally sell our coated fabrics through our sales representatives and to distributors who sell to furniture manufacturers, upholsterers and fabric distributors. Approximately 31% of the segment's non-automotive market sales in fiscal 2000 were to distributors.

                  Representative customers and end users of the Coated Fabrics segment include:

                  o Bombardier, Inc.;
                  o Club Car, Inc.;
                  o Deere & Co.;
                  o Freightliner Corporation;
                  o Harley-Davidson, Inc.;
                  o Kawasaki Heavy Industries, Inc.;
                  o Lazy-Boy, Incorporated;
                  o Michigan Seat Co.;
                  o Monaco Coach Corporation;
                  o Okamoto USA, Inc.;
                  o Polaris Industries, Inc.;
                  o Shelby Williams Industries, Inc.; and
                  o Yamaha Motor Corporation, USA.

                  Manufacturing Facilities

                  We manufacture our coated fabrics products at our facility located in Stoughton, Wisconsin. The segment ceased manufacturing at the facility in Port Clinton, Ohio on November 11, 1998. We own both of these facilities. The Port Clinton facility is listed as held for sale and is expected to be sold in fiscal 2001.

                  Raw Materials

                  The principal raw materials for the segment's coated fabrics are casting paper, knit fabric, PVC plastic resins and plasticizers. We have multiple sources for these materials.

         Specialty Adhesives Segment

                  The Specialty Adhesives segment accounted for approximately $31.6 million (46%) of our total net sales from continuing operations for fiscal 2000.

                  General

                  The Specialty Adhesives segment comprises three general product lines: roofing adhesives and sealants, industrial adhesives and sealants and mirror mastics and sealants. The segment is one of the leading manufacturers of adhesives for fully-bonded, EPDM commercial roofs. We support Firestone Building Products Company, a division of Bridgestone/Firestone, Inc. ("Firestone"), an industry leader in the supply of Rubber Gard(R) EPDM single ply membrane, with a full line of bonding, splice, primer and sealer products. Approximately 64% of the segment's fiscal 2000 sales were roofing product shipments to Firestone. The fully-bonded adhesive products sold to Firestone pass through a rigorous development and production qualification process, resulting in an applied roof capable of withstanding exposure to environmental extremes. The segment also produces and sells more than 200 industrial and commercial mirror adhesives and sealants under the brand names of Silaprene(R), Hydra Fast-En(R), Gunther Ultra/Bond(R), Gunther Extra/Build(R), SolidSeal(R) and SolidBond(R). We market these products to the transportation (non-automotive), furniture, foam fabrication and commercial mirror installation industries.

                  We have increased the size of the segment's industrial sales force, introduced new Silaprene(R) products and packaging that feature the well-recognized brand name, and expanded the segment's Hydra Fast-En(R) adhesive line of water-based adhesives to position it to capitalize on opportunities created by increasingly stringent government legislation regarding health and safety requirements.

                  The segment sells splice and bonding adhesives for the EPDM rubber roofing market exclusively to Firestone pursuant to a five-year contract which was entered into in fiscal 1995 and extended on June 9, 1998, by an additional 34 months to expire on December 31, 2002. Under the terms of the Firestone agreement, Firestone is obligated to purchase from the segment a minimum of 80% of its annual volume requirements of splice and bonding adhesives for the EPDM rubber roofing market. In fiscal 2000, 1999 and 1998, Firestone purchased 64%, 68% and 67%, respectively, of the segment's total net sales of adhesives and sealants for such periods. Sales to Firestone during the fiscal year ended October 1, 2000, represented approximately 30% of Uniroyal's net sales from continuing operations for such fiscal year. The loss of Firestone as a customer would have an adverse effect on the Specialty Adhesives segment and Uniroyal.

                  Competition

                  As to our adhesives and sealants, we compete principally on the basis of price and the performance characteristics of our products. Under our agreement with Firestone, Firestone is obligated to purchase a minimum of 80% of its annual volume requirements of splice and bonding adhesives for the EPDM rubber roofing market from us. However, we compete with other suppliers for marginal sales to Firestone.

                  The segment's principal competitors in the adhesives and sealants market for EPDM rubber roofing applications are:

                  o Adco Technologies, Inc.;
                  o Ashland Chemical Company; and
                  o ITW TACC/Illinois Tool Works, Inc.

                  Carlisle Syntec Systems manufactures these adhesives primarily for its own single-ply roofing system and consequently competes indirectly with the segment.

                  In  the  industrial   adhesives  and  sealants  markets,   the
         segment's primary competitors include:

                  o Imperial   Adhesives,   division  of   Sovereign   Specialty
                    Chemicals, Inc.;
                  o Manus Products, Inc.;
                  o Minnesota Mining and Manufacturing Corporation;
                  o Palmer Products Corp.; and
                  o Sika Corporation.

                  Marketing

                  We market the segment's industrial adhesives and sealants under the brand names Silaprene(R) and Hydra Fast-En(R). We market the segment's water-based adhesives under the brand name Hydra Fast-En(R). The segment's Silaprene(R) products have established name recognition in and are important in the recreational vehicle and truck trailer manufacturing markets. Hydra Fast-En(R) water-based adhesives are beginning to establish market share in the foam fabrication, plastic fabrication, recreational vehicle and marine markets. Recognized trademarks in the mirror and glass industry are Gunther Ultra/Bond(R), Gunther Extra/Build(R), Prime-N-Seal(TM), Gunther Premier(R), Mirror & More Cleaner(TM) and Seal-Kwik(TM).

                  We market the segment's roofing adhesives and sealants under Firestone's brand names. We indirectly hold an important position in the splice adhesives and bonding adhesives market through Firestone, which controls a significant market share of the EPDM rubber roofing market.

                  We market the segment's industrial adhesives and sealants throughout the United States and Canada primarily to manufacturers through a network of 200 authorized distributors, 19 independent representatives and five sales representatives located throughout the United States and Canada. Pursuant to our obligation under the Firestone agreement, we do not market the segment's splice and bonding adhesives for the EPDM rubber roofing market.

                  The segment's roofing adhesives business is seasonal, increasing in the warmer months of the year due to an increase in roofing and other construction activities in such months, and is sensitive to adverse weather conditions.

                  Manufacturing Facility

                  On July 17, 1996, we acquired a manufacturing facility in South Bend, Indiana consisting of approximately 240,000 square feet for $1.8 million and spent an additional $6.7 million for building renovations, new equipment and moving expenses. The move was completed on February 18, 1997 and the South Bend facility now provides a modern and efficient manufacturing plant.

                  Raw Materials

                  The division's adhesives and sealants use a variety of raw materials such as rubber, resins and solvents, which are generally available from multiple sources. The division's principal suppliers of such raw materials and containers include:

                  o Ashland Chemical;
                  o Bayer Corporation;
                  o Caraustar Industrial and Consumer Products Group/Caraustar;
                  o Citgo Petroleum Corporation;
                  o Cleveland Steel Container Corp.;
                  o DuPont Dow Elastomers;
                  o Elementis Specialty Polymers;
                  o Schenectady International; and
                  o Sun Chemical Company, Inc.

                  We have long-term supply agreements with:

                  o Cleveland Steel Container Corp.;
                  o Caraustar Industrial and Consumer Products Group/Caraustar;
                  o Elementis Specialty Polymers; and
                  o Sun Chemical Company, Inc.

                  We believe that adequate supplies of raw materials for our adhesives and sealants will be available to the division from alternate suppliers. However, if the division is required to use alternate suppliers, production could be affected while the raw materials produced by such alternate suppliers are qualified by the division to meet the product specifications of its customers.

         Compound Semiconductor and Optoelectronics Segment

                  Optoelectronics Business

                  In February 1998, Uniroyal and Emcore Corporation formed a joint venture (Uniroyal Optoelectronics, LLC) to manufacture, sell and distribute HB-LED wafers and package-ready dies. Uniroyal owns, through a wholly-owned subsidiary, the majority interest in the joint venture company. The Optoelectronics joint venture started operations in the second quarter of fiscal 2000 and has a limited operating history. It is projected that the joint venture will reach commercial production levels in the first half of fiscal 2001. As of October 1, 2000, the Optoelectronics joint venture had an accumulated deficit of approximately $21.0 million. It incurred net losses of approximately $16.2 million in fiscal 2000. We expect the venture to continue to incur losses for the next year.

                  General

                  HB-LEDs are solid state compound semiconductor devices that emit light. The global demand for HB-LEDs is experiencing rapid growth because HB-LEDs have a long useful life, consume approximately 10% of the power consumed by incandescent or halogen lighting and improve display visibility. The segment expects to provide the lighting industry with both InGaN (blue and green) and AlInGaP (red, orange, yellow) products. Applications for HB-LEDs include traffic signals, automotive applications, miniature lamps, flat panel displays and indoor/outdoor signs.

                  Competition

                  The HB-LED marketplace, according to industry data sources, grew 54% in 1999 over the previous year and industry data sources forecast substantial growth each year for the foreseeable future.

                  The principal competitors for HB-LEDs and our Optoelectronics business include:

                  o Cree, Inc.;
                  o Hewlett Packard Corporation;
                  o LumiLeds   Lighting,   a  joint  venture   between   Agilent
                    Technologies and Philips Lighting;
                  o Nichia Chemical Industries, Ltd.;
                  o Siemens AG's subsidiary, Osram;
                  o Toshiba Corporation; and
                  o Toyoda Gosei Co. Ltd.

                  Marketing

                  We market our optoelectronics products generally through an executive sales approach, relying predominantly on the efforts of senior management for domestic sales. Sales in Japan, Taiwan, Hong Kong and Europe are conducted by distributors and independent sales representatives.

                  Manufacturing Facility

                  We lease a state-of-the-art 77,000 square foot plant in Tampa, Florida for manufacturing epitaxial wafers and package-ready dies for use in HB-LEDs. We completed the initial build-out during fiscal 1999 at a cost of approximately $11.0 million. Additional machinery and equipment of approximately $11.0 million and $10.0 million were purchased during fiscal 2000 and 1999, respectively. During fiscal 2000, we incurred approximately $12.7 million of start-up costs that are included in selling and general administrative expenses.

                  We doubled the production capacity for HB-LEDs in blue and green colors at a cost of approximately $4.0 million. In addition, we are developing plans to build out additional capacity for HB-LEDs in blue and green colors at our Tampa, Florida facility. We expect to complete the additional capacity build-out within approximately one year. Additional reactors for blue and green HB-LEDs will be staged in thereafter to further increase the production capacity for the blue and green colors. We estimate the cost for completion of this additional capacity build out at $25.0 million.

                  Research and Development

                  In fiscal 2000, we committed to develop our own internal research and development program rather than rely on our joint venture partner. During fiscal 2000 and the first quarter of fiscal 2001, we have added five research and development scientists. Current expansion efforts at our Tampa facility include a state-of-the-art research and development center.

                  Raw Materials

                  We depend on a limited number of suppliers for certain raw materials, components and equipment used in the Optoelectronics business, including certain key materials and equipment used in our wafering, polishing, epitaxial deposition, device fabrication and device test processes. In addition, the availability of these materials, components and equipment to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. We endeavor to maintain ongoing communication with our suppliers to guard against interruptions in supply and, to date, generally have been able to obtain adequate supplies in a timely manner from our existing sources. However, any interruption in the supply of these key materials, components or equipment could have a significant adverse effect on our operations.

                  Semiconductor Business

                  General

                  On May 31, 2000, we acquired Sterling for stock and employee stock options valued at approximately $40.6 million. Sterling is a developer and manufacturer of SiC semiconductor wafer substrates (or foundations) and substrates with epitaxial thin film coatings. "Epitaxy" is a thin film on the substrate wafer. Sterling's SiC wafer business was originally based on proprietary technology developed in the former Soviet Union (the "Russian technology") and licensed to Sterling. Sterling has been producing and selling SiC wafers since the first quarter of 1997 and producing and selling wafers with epitaxial thin films since January 1999. Sterling sells these products to corporate, government and university programs that use SiC for developing and producing electronic components.

                  SiC is unique in that semiconductor devices made from it can operate at high temperatures, high voltages and high frequencies, and it can enable electro-optical applications in the blue light spectrum. For certain electronic applications, SiC has greater heat resistance and better electrical properties than silicon and gallium arsenide ("GaAs"), which are the primary substrates used in the semiconductor industry. We believe these properties are important to advancing technology in wireless communications, automobiles, industrial process controls and optoelectronics, especially for applications that exceed the capabilities of silicon and GaAs.

                  Sterling's current product line consists of 4H and 6H polytype SiC wafers in diameters of 34.9 mm and 50.8 mm, which are used by semiconductor manufacturers as substrates for research and for developing semiconductor devices. Epitaxial layers of material with different electrical characteristics are grown on these substrates to be the foundation for subsequent fabrication of completed devices. Sterling also produces SiC wafers with silicon carbide epitaxial layers for those device producers who do not have epitaxial capability. Sterling is also exploring strategic relationships with specialized device manufacturers to provide the silicon carbide chips that they will package into completed devices.

                  Most of Sterling's customers who intend to use SiC for power, communications or high temperature applications must buy wafers with epitaxy. Epitaxy on SiC wafers is an essential first step toward making SiC devices, as the properties of the thin films determine the function of the semiconductor device. For instance, whether the semiconductor will be used in, among other things, heat sensors, light emitters or communications devices is determined by the film's properties. We believe that Sterling has the necessary technology platform to increase capacity to meet the needs of its SiC wafer customers, as well as to produce semiconductor devices. We expect to begin selling prototype SiC semiconductor device components in the future.

                  Sterling's current production capability is partly attributable to its acquisition in September 1998 of certain assets and technology from Advanced Technology Materials, Inc. ("ATMI"), including a license to the ISO-9002 certified SiC wafer production process in Danbury, Connecticut. ISO is known internationally as the designation for world-class manufacturing facilities. ISO standards require that rigorous operational criteria be met and maintained, and provide important reliability assurances to customers. ATMI had been producing SiC wafers primarily for internal research and development with limited sales to other companies. The acquisition of ATMI's production equipment provides Sterling with additional capacity to fulfill larger orders for SiC wafers. The acquisition also complements, and expands Sterling's current production process.

                  Competition

                  The semiconductor industry is intensely competitive and is characterized by rapid technological change, price erosion and intense foreign competition. While Cree, Inc. ("Cree") has historically been Sterling's chief competitor with respect to SiC wafer sales, a few other companies have recently begun offering small quantities of SiC wafer products or have announced plans to do so. Such companies may develop new or enhanced products that are more effective than any that Sterling has developed or may develop. These companies may also develop technology that produces commercial products with characteristics similar to SiC-based products, but at a lower cost. We believe that present and future competitors will aggressively pursue the development and sale of competing products. The result of this increased competition could mean lower prices for Sterling's products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.

                  Marketing and Sales

                  We actively  market our  Sterling  products  through  targeted mailings, telemarketing, select advertising and attendance at trade shows and the Internet. We generally use an executive sales approach, relying predominantly on the efforts of senior management and a small direct sales staff for sales within the United States. Sales in Europe, Japan, Korea and Taiwan are conducted by distributors with a long history of selling materials to customers in the semiconductor industry. We believe that this approach is preferable to direct sales overseas in view of its current customer base and product mix.

                  Intellectual Property

                  Currently, our SiC production process, including the Sterling and ATMI technology, is not patented. In evaluating whether to seek patent protection, Sterling considered the view held by some in the industry that process patents are easy to circumvent with engineering, and that infringement is difficult to detect and enforce. Given the small number of entities in the world active in SiC technology, and the technical complexity of the process, we believe that disclosing technology in a patent could potentially harm the business in a way that would offset any perceived benefit of the patent. As a result, we retain our SiC crystal growth process as a trade secret and seek to maintain it, along with its other trade secrets, in confidence through appropriate non-disclosure agreements with employees and others to whom the information is disclosed. We cannot make assurances these agreements will provide meaningful protection against unauthorized disclosure or use of our confidential information or that our proprietary technology and know-how will not otherwise become known or independently discovered by others.

                  Our current licenses include a license to the Russian technology through the year 2046. This licensing agreement covers the manufacture and sale of SiC wafers worldwide under the technical direction of the Russian scientists who developed the technology. The license from ATMI is exclusive and worldwide until a 2% royalty up to a maximum of $1.0 million has been paid. The ownership of the ATMI technology would then transfer to Sterling.

                  Cree entered into a licensing agreement with North Carolina State University in 1987. This agreement granted Cree an exclusive license to several patents related to silicon carbide, including one specifically related to SiC crystal growth. Cree, Northrop Grumman and other companies continue to patent various aspects of SiC technology and device products. We regularly monitor SiC intellectual property developments, with the assistance of counsel, in order to avoid infringement and to execute our own patenting strategy. Further, we have applied for trademarks.

                  Research and Development

                  We believe that our ability to improve our position in the semiconductor industry will depend on our ability to enhance existing products and to continue developing new products incorporating the latest improvements in SiC technology. Accordingly, we are committed to continuing to invest in research and development. Historically, government agencies have funded a significant portion of Sterling's research and development activities and account for most of Sterling's total revenues. A description of certain of Sterling's current research and development projects is included under "Item 7. Management's
         Discussion and Analysis of Financial Condition and Results of Operations."

                  In addition, Sterling has been awarded certain government contracts for SiC wafers, epitaxy and device research and development, primarily through the Small Business Innovation Research ("SBIR") program. Since its inception, through October 1, 2000, Sterling has been awarded SBIR and similar contracts totaling approximately $2.2 million, and there is a backlog of SBIR and similar contracts with expected revenues of approximately $2.0 million. Additionally, in August 1999, Sterling was awarded a Department of Defense Title III contract for approximately $3.0 million over three years to establish world class merchant manufacturing capabilities and to develop the capacity to produce and ship 75,000 square inches of three-inch diameter wafers during the last contract year. This contract requires Sterling to demonstrate the feasibility of four-inch diameter wafers by the end of the contract term.

                  Raw Materials

                  We depend on a limited number of suppliers for certain raw materials, components and equipment used in SiC products, including certain key materials and equipment used in crystal growth, wafering, polishing, epitaxial deposition, device fabrication and device test processes. We generally purchase these limited source items pursuant to purchase orders and have no guaranteed supply arrangements with our suppliers. In addition, the availability of these materials, components and equipment to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. We endeavor to maintain ongoing communication with our suppliers to guard against interruptions in supply and, to date, have been able to obtain adequate supplies in a timely manner from our existing multiple sources. However, any interruption in the supply of these key materials, components or equipment could have a significant adverse effect on Sterling's operations.

                  Manufacturing Facility

                  Sterling's primary facilities and executive offices are located in Sterling, Virginia. At this location, we conduct research and development in SiC crystal growth and SiC epitaxy. We have our main production facility at Danbury, Connecticut, where we manufacture SiC in an ISO-9002 certified facility and perform research and development. We lease both of these facilities.

                  In September 2000, we entered into a lease agreement for the construction of a 50,000 square foot new manufacturing facility approximately two miles from our current Virginia location. Construction has started at the site, and we expect the structure and interior build-out to be completed during 2001. We expect to relocate our Virginia operations to this facility when it is completed, and begin consolidating our Connecticut operations in the facility as well.

         General

                  Employees

                  The Company has approximately 440 employees, including approximately 180 hourly wage employees and 260 salaried employees. We believe that at the present time our workforce is adequate to conduct our business and that our relations with employees are generally satisfactory.

                  The Company is a party to two collective bargaining agreements. At our coated fabrics manufacturing facility located in Stoughton, Wisconsin, approximately 140 hourly employees are covered by an agreement expiring on September 17, 2001 with Local 1207 of P.A.C.E. (formerly known as the United Paperworkers International Union). A separate agreement expiring on April 25, 2003 with the United Steel Workers of America, United Rubber Workers Division (the "USWA") covers approximately 40 hourly wage employees at our adhesives and sealants manufacturing facility located in South Bend, Indiana.

                  Richard D. Kimbel, the former President of United Rubber Workers Union Local 65 (Mishawaka), is a director of the Company.

                  Trademarks and Patents

                  We own and control patents, trade secrets, trademarks, trade names, copyrights and confidential information, which in the aggregate are material to our business. We are not materially dependent, however, upon any single patent or trademark. We have several trademarks that have wide recognition and are valuable to our business. Among the trademarks that are of material importance to us are NAUGAHYDE(R), NAUGAFORM(R), DURAN(R), SILAPRENE(R), HYDRA FAST-EN(R), GUNTHER ULTRA/BOND(R) and GUNTHER EXTRA/BUILD(R). Our trademarks are registered in the United States and in a number of foreign jurisdictions with terms of registration expiring generally between 2000 and 2010. No trademark registration of material importance to us expired during fiscal 2000. We intend to renew in a timely manner all those trademarks that are required for the conduct of our business. We also hold 13 patents and pending patents worldwide.

                  We use the trade name and trademark "Uniroyal" pursuant to a license from Uniroyal Goodrich Licensing Services, Inc.

                  Research and Development

                  We are actively engaged in research and development programs designed to develop new products, manufacturing processes, systems and technologies and to enhance our existing products and processes. Research and development is conducted within each of our business segments. Investment in research and development has been an important factor in establishing and maintaining our competitive position in many of the specialized niche markets in which our products are marketed. For example, our research and development efforts have led to the development of water-based adhesives (see "Business Segments - Specialty Adhesives"). We spent approximately $1.6 million for research and development during fiscal 2000 compared to approximately $1.1 million during fiscal 1999.

                  We currently employ a staff of 31 individuals in connection with our research and development efforts. The individuals include chemists, process development engineers and laboratory technicians and are responsible for new product development and improvement of production processes. The allocation of research and development staff among our business segments is as follows: 18 at Compound Semiconductor and Optoelectronics, seven at Coated Fabrics and six at Specialty Adhesives.

                  Backlog

                  At October 1, 2000, we had backlog orders from continuing operations aggregating approximately $12.4 million, as compared to approximately $8.8 million as of September 26, 1999. We presently anticipate that all backlog orders will be filled within the next 12 months. Backlog orders for each of our business segments were as follows as of the indicated dates:

                                        October 1,              September 26,
                                          2000                      1999
                                        ----------              -------------
                                                  (in thousands)
         Coated Fabrics                 $   3,187                 $   4,434
         Specialty Adhesives                5,264                     4,394
         Compound Semiconductor and
          Optoelectronics                   3,929                         -
                                        ---------                 ---------
         Total                          $  12,380                 $   8,828
                                        =========                 =========

                  Environmental Matters

                  We are subject to federal, state and local laws and regulations designed to protect the environment and worker health and safety. Management emphasizes compliance with such laws and regulations and has instituted programs throughout our Company to provide education and training in compliance at and auditing of all our facilities. Whenever required under applicable law, we have implemented product or process changes or invested in pollution control systems to ensure compliance with such laws and regulations.

                  In fiscal 2000, 1999 and 1998, the amount of capital expenditures related to environmental matters was immaterial and the amount of such expenditures is expected to be immaterial in fiscal 2001. In the future, as the requirements of applicable law impose more stringent controls at our facilities, expenditures related to environmental and worker health and safety are expected to increase. While we do not currently anticipate having to make any material capital expenditures in order to comply with these laws and regulations, if we are required to do so, such expenditures could have a material impact on our earnings or competitive position in the future.

                  Pursuant to a 1992 settlement agreement with the United States Environmental Protection Agency (the "EPA"), the United States Department of the Interior and the States of Wisconsin and Indiana (the "EPA Settlement Agreement") in the event that the United States, Wisconsin or Indiana asserts a claim against us for response costs associated with pre-petition disposal activities at certain sites, the governmental party will be entitled to pursue its claim in the ordinary course, and we will be entitled to assert all of our defenses. However, if and when we are held liable, and if the liability is determined to arise from pre-petition disposal activities of its predecessors, we may pay the liability in discounted "plan dollars" (i.e., the value of the consideration that the party asserting such claim would have received if the liability were treated as a general unsecured claim under the Plan of Reorganization of our predecessors). Such payment may be made in cash or in the Company's stock, or a combination thereof, at our option. Claims arising from real property owned by us are not affected by the EPA Settlement Agreement.

                  In connection with our acquisition of the manufacturing facility in South Bend, Indiana on July 17, 1996, we assumed the costs of remediation of soil and groundwater contamination resulting from the leaking of solvents used in the operation of the plant by its former owner. We are conducting the remediation voluntarily pursuant to an agreement with the Indiana Department of Environmental Management. We estimate that such remediation will cost approximately $1.0 million over a five-to-seven-year period. In connection with our acquisition of the facility, we placed in escrow, in accordance with the terms of the purchase agreement, $1.0 million of the $1.8 million purchase price to be applied to such remediation costs. Through fiscal 2000, we have incurred costs of approximately $688,000 in connection with such remediation.

                  In October 1996, the EPA sent us a General Notice and Special Notice of Liability concerning the Refuse Hideaway Landfill Superfund Site at Middleton, Wisconsin. While a unit of Uniroyal, Inc. is believed to have sent non-hazardous waste to the site between 1978 and 1984, we are not aware that the Uniroyal, Inc. unit sent any hazardous materials to the site. We have entered into an Administrative Order on Consent with the EPA and a Potentially Responsible Parties Agreement with certain other potentially responsible parties. We do not presently anticipate any material liability in connection with the site, and in any event, if we are found to have liability in connection with the site, such liability will be subject to the terms of the EPA Settlement Agreement. In August 2000, the Department of Justice of the State of Wisconsin approved in principle a resolution of the liabilities of the Company and other potentially responsible parties that would require future payment by the Company of less than $10,000. Such settlement is subject to successful completion of the negotiation of a consent decree between the State of Wisconsin and the EPA.

                  In connection with the Spartech Sale, the Company conducted environmental assessments on two of the plants of the High Performance Plastics segment in compliance with the laws of the states of Connecticut and New Jersey relating to transfers of industrial real property. The asset purchase agreement provided that Spartech could defer taking title to certain parcels of real property until the Company provides evidence that environmental contamination had been remediated to the satisfaction of Spartech. The environmental assessment of the Connecticut property indicated that a separate parcel purchased by the Company in 1995 was contaminated with total petroleum hydrocarbons, DDT and other pesticide chemicals. The Company has removed approximately 60% of the soil on the property at a cost of approximately $1,600,000. The Company has retained environmental consultants to review its options with regard to the remaining soil on the premises. At October 1, 2000, the Company has estimated the cost to clean up the remaining contamination at the Connecticut site to approximate $1,000,000. The environmental assessment of the Hackensack, New Jersey facility is still underway. At October 1, 2000, the Company has estimated the clean-up cost to approximate $60,000. At October 1, 2000, the estimates for environmental clean-up costs are included in the net liabilities of discontinued operations. Spartech has agreed to lease the parcels for a nominal amount until after remediation is complete.

                  Based upon information available as of October 1, 2000, we believe that the costs of environmental remediation for which we may be liable have either been adequately reserved for or are otherwise unlikely to have a material adverse effect on our operations, cash flows or financial position.

         History of Company

                  Our businesses trace their origins to a number of predecessor companies which eventually were reorganized pursuant to the Third Amended Plan of Reorganization under the Bankruptcy Code for Polycast Technology Corporation and Its Affiliated Debtors (as subsequently modified, the "Plan of Reorganization").

                  A substantial portion of the thermoplastic sheet business of the High Performance Plastics segment, which was sold in fiscal 2000, as well as the businesses of the Coated Fabrics segment and the Specialty Adhesives segment (formerly the Specialty Foams and Adhesives segment), originated in the chemical and plastics operations of the U.S. Rubber Company (later known as Uniroyal, Inc. ("Uniroyal"). These operations were conducted by segments of Uniroyal until 1985, when Uniroyal Plastics Company, Inc. ("UPC") was formed by Uniroyal as a wholly-owned subsidiary to hold these operations. In October 1986, The Jesup Group, Inc. ("Jesup") indirectly, through its wholly-owned subsidiary, Uniroyal Plastics Acquisition Corp. ("UPAC"), acquired UPC from Uniroyal. Following its acquisition of UPC, Jesup combined the thermoplastic sheet operations acquired from UPC with its existing thermoplastic sheet and acrylic sheet, rod and tube businesses in a subsidiary known as Polycast Technology Corporation ("Old Polycast"). Jesup also transferred what is now the Coated Fabrics segment of the Company's business into Uniroyal Engineered Products, Inc. ("Old UEP") and the adhesives and sealants business of what is now its Specialty Adhesives segment into Uniroyal Adhesives and Sealants Company, Inc. ("Old UAS"). The assets of the specialty foam business were transferred from UPC to Ensolite, Inc. ("Old Ensolite"). Old Polycast, Old UEP, Old Ensolite and Old UAS are referred to herein as the "Predecessor Companies." UPC is currently in bankruptcy liquidation and was an affiliate of the Predecessor Companies. UPAC's plan of reorganization was substantially implemented in November 1993.

                  In October and November 1991, the Predecessor Companies and one other subsidiary of Jesup filed voluntary bankruptcy petitions with the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") for relief under Chapter 11 of Title 11 of the United States Code, as amended (the "Bankruptcy Code").

                  The plan of reorganization of the Predecessor Companies was substantially consummated on September 27, 1992. Pursuant to the Plan of Reorganization, each of the Predecessor Companies transferred substantially all of its assets to a newly organized subsidiary with a name that was substantially identical to the name of its corresponding Predecessor Company. In exchange, each of these new subsidiaries, including Polycast Technology Corporation ("Polycast"), Uniroyal Engineered Products, Inc. ("UEP"), Uniroyal Adhesives and Sealants Company, Inc. ("UAS") and Ensolite, Inc. ("Ensolite"), agreed to assume certain of the liabilities of its corresponding Predecessor Company. In addition, we issued, or authorized for issuance, 19,150,000 (post-split basis) shares of our Common Stock to holders of allowed unsecured claims against the Predecessor Companies and 50 shares of Series A Preferred Stock and 50 shares of Series B Preferred Stock to the Pension Benefit Guaranty Corporation (the "PBGC"). The Bankruptcy Court issued its final decree closing the bankruptcy of the Predecessor Companies on September 27, 1999.

                  On June 7, 1993, in conjunction with the public offering of our 11.75% Senior Secured Notes, we merged each of our operating subsidiaries into the Company. In May 1993 we called and repurchased from the PBGC all of the outstanding shares of Series A Preferred Stock and 15 shares of the outstanding shares of Series B Preferred stock. On December 16, 1996, we repurchased an additional 15 shares of such stock, and on February 4, 1997, we repurchased the remaining 20 shares of preferred stock. On November 13, 1997, the Company, certain officers and directors of the Company and certain other persons purchased all of the common stock held by the PBGC.

                  On April 14, 1998, we transferred all of the assets of our High Performance Plastics segment to a newly created wholly-owned subsidiary, High Performance Plastics, Inc. (HPPI). On that same day HPPI, as borrower, entered into a credit agreement with Uniroyal HPP Holdings, Inc. (the parent of HPPI and a wholly-owned subsidiary of the Company), the Company and certain banks, including Fleet National Bank. The credit agreement provided, among other things, for the borrowing by HPPI of an aggregate principal amount of up to $110.0 million. On April 14, 1998, HPPI paid approximately $95.0 million to the Company. We used this amount to defease the outstanding 11.75% Senior Secured Notes due June 1, 2003, including the call premium and interest accrued through the call date and to pay down its revolving line of credit with CIT. The redemption of the outstanding Senior Secured Notes was completed by June 1, 1998 at a call premium of 4.41%.

                  On February 28, 2000, we sold substantially all of the assets of our High Performance Plastics segment to Spartech Corporation. See "Business - General - Recent Developments."

         Certain Business Risks and Uncertainties

                  General

                  Possible Volatility of Stock Price

                  The market price of our common stock has been and may continue to be subject to wide fluctuations. Factors affecting the stock price may include:

                  o variations in our operating results and our competitors from quarter to quarter;
                  o changes in earnings estimates by securities analysts;
                  o market  conditions  in the  compound  semiconductor,  coated fabrics and specialty adhesives industries; and
                  o general economic conditions.

                  Our stock price has fluctuated widely. For example, between the first quarter of 1999 and the first quarter of 2000, the high and low sale prices of our common stock fluctuated between approximately $3.625 and $6.313 per share. From the first quarter of 2000 to the end of the fourth quarter of 2000, the high and low sale prices of our common stock fluctuated between approximately $4.406 and $36.438 per share. The prices have been adjusted to give effect to the 100% stock dividend declared on March 10, 2000 for stockholders of record on March 20, 2000. The current market price of our common stock may not be indicative of future market prices, and investors may not be able to sustain or increase the value of their investment in the common stock.

                  Competition

                  The coated fabrics, specialty adhesives, compound semiconductor and optoelectronics industries, in general, are highly competitive. Many of our competitors have substantially greater resources than we do. Oversupply and intense price competition periodically characterize the coated fabrics and specialty adhesives industries.

                  We believe that our reputation for high quality products, innovative technology and strong customer technical service permits us to compete successfully in the markets that we presently serve. However, we may not be able to continue to compete successfully in such markets or to apply such strengths successfully to additional markets. In addition, new entrants may come into the markets that we serve. Companies may offer products based on alternative technologies and processes that may be superior to ours in price, performance or otherwise.

                  Joint Venture with Emcore Corporation

                  We own, through a wholly-owned subsidiary, the majority interest in a joint venture company established with Emcore Corporation for the production of HB-LEDs. The joint venture company and the business of Sterling (100% owned by us) comprise our Compound Semiconductor and Optoelectronics business segment. The joint venture company is governed by a board of managers with representatives from both Emcore and Uniroyal. Certain decisions must be approved by both parties to the joint venture, which means we will be unable to direct extraordinary changes in the operation of the joint venture without the agreement of Emcore. If Uniroyal and Emcore are unable to agree on important issues, the business of the joint venture may be delayed or interrupted, which may materially and adversely affect our business, financial condition and results of operations.

                  We have devoted and will be required to continue to devote significant funds and technologies to the joint venture to develop and enhance its products. In addition, the joint venture requires that some of Uniroyal's employees devote much of their time to the joint venture's projects. This could place a strain on Uniroyal's management and financial employees. If the joint venture is unsuccessful in developing and marketing its products, our business, financial condition and results of operations may be materially and adversely affected.

                  If the joint venture is successful, we share only a portion of the benefits in accordance with our 51% ownership interest in the joint venture.

                  Dependence on Management

                  The continued success of Uniroyal depends in part on our ability to retain certain members of senior management. In particular, we are highly dependent on the management services of Howard R. Curd, our Chairman of the Board and Chief Executive Officer, Robert L. Soran, our President and Chief Operating Officer, and George J. Zulanas, Jr., our Executive Vice President and Chief Financial Officer. While we have entered into employment agreements with Messrs. Curd, Soran and Zulanas, there can be no assurance that such employees will not leave or compete with Uniroyal. Failure to retain senior management could have a material adverse effect on our business, financial condition and results of operations.

                  Dependence on Key Personnel

                  The  continued  success  of  Uniroyal  depends  in part on our ability to attract and retain certain key personnel, including scientific, operational and management personnel. For example, some of the equipment used in the production of HB-LEDs and SiC products must be modified before it is put to use, and only a limited number of employees possess the expertise needed to perform these modifications. Furthermore, the number of individuals with experience in the production of HB-LEDs and SiC products is limited. Accordingly, the future success of the Compound Semiconductor and Optoelectronics segment depends in part on retaining those individuals who are already employees.

                  The  competition  for  attracting  and  retaining   employees,
         especially scientists for the Compound Semiconductor and Optoelectronics segment, is intense. Because of this intense competition for these skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees in the future. Specifically, we may experience increased costs in order to attract and retain skilled employees. Failure to retain senior management and skilled employees and attract additional qualified employees could have a material adverse effect on our business, financial condition and results of operations.

                  Intellectual Property

                  Trade Secrets.  Our success and competitive position depend on protecting our trade secrets and other intellectual property. Particularly with respect to the business of our Compound Semiconductor and Optoelectronics segment, including Sterling, our strategy is to rely more on trade secrets than patents to protect our manufacturing and sales processes and products, but reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take certain measures to protect our trade secrets, including executing non-disclosure agreements with our employees, joint venture partners, customers and suppliers. If parties breach these agreements or the measures we take are not properly implemented, we may not have an adequate remedy. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes or devices could materially and adversely affect our business, financial condition and results of operations.

                  Patent Protection

                  Although we currently hold nine U.S. patents, these patents do not protect any material aspects of the current or planned commercial versions of our products for our Compound Semiconductor and Optoelectronics business segment. We are actively pursuing patents on some of our recent inventions, but these patents may not be issued. Even if these patents are issued, they may be challenged, invalidated or circumvented. In addition, the laws of certain other countries may not protect our intellectual property to the same extent as U.S. laws.

                  Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business, especially with respect to the business of our Compound Semiconductor and Optoelectronics segment. We cannot assure you that third parties will not attempt to assert infringement claims against us with respect to our current or future products, including our core products. We cannot predict the extent to which such assertions may require us to seek licenses or, if required, whether such licenses will be offered or offered on acceptable terms or that disputes can be resolved without litigation. Litigation against us or any of our customers could impair our ability to sell our products. Litigation to determine the validity of infringement claims alleged by third parties could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation is ultimately determined in our favor. We cannot predict the occurrence of future intellectual property claims that could prevent us from selling products, result in litigation or give rise to indemnification obligations or damage claims.

                  Protracted Product Qualification Periods

                  Many of the markets in which we compete are characterized by long lead times for new products requiring significant working capital investment by us and extensive testing, qualification and approval by our customers and the end users of products. We face a significant risk that we will incur significant costs for research and development, manufacturing equipment, training, facility-related overhead and other expenses to develop such products, only to have our customers or end users not select them.

                  Even if our products are eventually approved and purchased by customers and end users, our investment may fail to generate revenues for several years while we develop and test such products.

                  Environmental Considerations

                  Our operations are subject to extensive federal, state and local laws and regulations: (1) controlling the discharge of materials into the environment or otherwise relating to the protection of the environment; and (2) regulating conditions which may affect the health and safety of workers.

                  The operation of any manufacturing plant in the industries in which we participate entails risks under such laws and regulations, many of which provide for substantial fines and criminal sanctions for violation. For example, our manufacturing processes involve the use of certain hazardous raw materials, including, but not limited to, ammonia, phosphine and arsene. If the control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions occur, we could experience interruptions in our operations and incur substantial remediation and other costs. We believe that our current legal and environmental compliance and safety programs adequately address such concerns and that we are in substantial compliance with applicable laws and regulations. However, compliance with, or any violation of, current and future laws or regulations could require us to make material expenditures or otherwise have a material adverse effect on our business, financial condition and results of operations.

                  Risks Associated with Acquisition Strategy

                  We are actively pursuing strategic acquisitions in the compound semiconductor industry. Our business, operating results and financial condition could be negatively impacted if we are unable to integrate businesses we acquire. We may not achieve the anticipated benefits from any acquisition unless we successfully combine the acquired businesses with those of Uniroyal in a timely and efficient manner. The integration of acquisitions could require substantial attention from our management. The diversion of the attention of management, and any difficulties encountered in the transition process, could negatively impact Uniroyal's business, operating results and financial condition. In addition, the process of integrating various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses as well as our ongoing business.

                  Dividends

                  We have never paid any cash dividends on the common stock. The payment of any future dividends will be subject to the discretion of our Board of Directors and will depend on our results of operations, financial position and capital requirements, general business conditions, legal restrictions on the payment of dividends and other factors our Board of Directors deems relevant. We can give no assurance that we will pay a dividend in the future.

                  Historical Performance No Indication

                  The historical share prices and earnings performances of Uniroyal are not necessarily indicative of Uniroyal's future share price or earnings results.

                  Anti-Takeover Provisions

                  Provisions of Uniroyal's charter documents may have the effect of delaying or preventing a change in control of Uniroyal or its management, which could have a material adverse effect on the market price of the common stock. These include provisions:

                  o eliminating  the ability of  stockholders to take actions by written consent; and
                  o limiting the ability of  stockholders  to raise matters at a meeting of stockholders without giving advance notice.

                  Anti-takeover provisions may adversely effect the stock price and make it more difficult for a third party to acquire Uniroyal.

                  In addition, the Board of Directors has authority to issue up to 1,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and could be adversely affected by, the rights of the holders of any preferred stock that Uniroyal may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of Uniroyal's outstanding voting stock, thereby delaying, deferring or preventing a change in control of Uniroyal.

                  Uniroyal's Stockholder Rights Plan has certain anti-takeover effects. The plan grants to holders of common stock the right, when exercisable, to purchase from Uniroyal a fraction of a share of Uniroyal's series C preferred stock. This right will cause substantial dilution to a person or group that attempts to acquire Uniroyal without conditioning the offer on the rights being redeemed or a substantial number of rights being acquired.

                  Risk Factors  Associated with Uniroyal's  Specialty  Adhesives and/or Coated Fabrics Business Segments

                  Labor Relations

                  We are a party to two collective bargaining agreements. During July 1999, negotiations with the United Steel Workers of America,
         United Rubber Workers Division, in connection with the collective bargaining agreement covering the hourly wage employees at our adhesives and sealants manufacturing facility located in South Bend, Indiana, broke down, and a strike ensued for approximately three weeks. The strike did not have a material adverse effect on operations of the Specialty Adhesives business segment.

                  Although we believe our relationships with employees are good, we can give no assurance that we will successfully negotiate the hourly wages and/or benefits of employees at two of our facilities when the applicable collective bargaining agreements expire. Moreover, the wages and/or benefits we may agree upon might adversely affect the segments' profitability. Furthermore, if we were the subject of another strike, we could incur significant costs.

                  Maturity of Business Sectors

                  Our Specialty Adhesives and Coated Fabrics segments compete in mature business sectors. We believe the key to generating growth in such sectors (besides acquiring other businesses) is to introduce new products or product innovations that address unsatisfied market needs. We believe we will need to continue to significantly increase revenues from product sales and increase profitability in these sectors. We further believe that significant investment in product development and/or acquisitions or a combination thereof over the mid-term is necessary to do so. We can give no assurance that we will have resources available for, or otherwise be successful in, any efforts to achieve such growth.

                  Customer Concentration

                  Our  Specialty  Adhesives  business  segment  sells splice and bonding adhesives for the rubber roofing market exclusively to Firestone Building Products Company. Approximately 64% of this segment's fiscal 2000 sales and 30% of Uniroyal's net sales were roofing product shipments to Firestone. The loss of Firestone as a customer would have an adverse effect on the Specialty Adhesives segment and Uniroyal.

                  Seasonality

                  The roofing adhesives business of the Specialty Adhesives segment is seasonal. It increases in the warmer months of the year due to an increase in commercial roofing and other construction activities in such months, and is sensitive to adverse weather conditions.

                  Cyclicality

                  The recreational vehicle, marine and roofing markets among others in which the Coated Fabrics and Specialty Adhesives segments compete are sensitive to changes in general economic conditions which affect demand for the commercial and consumer items that the Coated Fabrics and Specialty Adhesives business segments manufacture.

                  Risk Factors Associated with Uniroyal's Compound Semiconductor and Optoelectronics Business Segment

                  Operating Results Depend on Development of New Products

                  The future success of the Compound Semiconductor and Optoelectronics segment depends on our ability to develop new products and technology in the optoelectronics and SiC industries. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new HB-LED and SiC products is a highly complex process. The successful development and introduction of these products depends on a number of factors, including the following:

                  o achievement  of  technology  breakthroughs  required to make commercially viable devices;
                  o the accuracy of our predictions of market  requirements  and evolving standards;
                  o acceptance of our new product designs;
                  o our ability to recruit  and retain  qualified  research  and development personnel;
                  o timely completion of product designs and development;
                  o our ability to develop  repeatable  processes to manufacture new products in sufficient quantities for commercial sales;
                  o acceptance of the products of the Compound Semiconductor and
                    Optoelectronics segment's customers by the market; and
                  o consistent cost-effective manufacturing processes.

                  If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-effective manner.

                  Limited Operating History and Operating Losses

                  The Compound Semiconductor and Optoelectronics business segment is in the development stage and has a limited operating history. The segment will face risks and difficulties as an early stage business in a high growth and rapidly evolving industry. Some of the specific risks and difficulties for the segment include the following:

                  o building out our operational infrastructure;
                  o expanding our sales structure and marketing programs;
                  o increasing awareness of our products;
                  o providing  services to our  customers  that are reliable and cost-effective;
                  o responding to technological development or product offerings by competitors; and
                  o attracting and retaining qualified personnel.

                  As of October 1, 2000, the  Optoelectronics  joint venture had an accumulated deficit of approximately $21.0 million. It incurred losses of approximately $16.2 million in fiscal 2000. We expect the joint venture to continue to incur losses. As of December 31, 1999 (prior to the acquisition of Sterling by us), Sterling's accumulated deficit was approximately $4.9 million. It incurred losses of approximately $3.1 million in calendar year 1999 (Sterling's fiscal year was a calendar year end prior to its acquisition by Uniroyal). Since its acquisition by us, Sterling has incurred losses of $788,000 prior to intangible and goodwill amortization and the recognition of acquired in-process research and development. We expect Sterling to continue to incur losses. To support the segment's growth, we have increased our expense levels and our investments in inventory and capital equipment. As a result, we will need to significantly increase revenues and profit margins for the Compound Semiconductor and Optoelectronics segment to become and stay profitable. If the segment's sales and profit margins do not increase to support the higher levels of operating expenses and if its new product offerings are not successful, our business, financial condition and results of operations could be materially and adversely affected.

                  Production and Expansion Risks

                  The Compound Semiconductor and Optoelectronics segment is experiencing rapid growth. We have added a significant number of new employees to our Compound Semiconductor and Optoelectronics business. We have a newly-constructed plant in Tampa, Florida to manufacture epitaxial wafers and package-ready dies for use in HB-LEDs. We began limited production at our Tampa facility in the Spring of 2000. However, equipment difficulties have delayed commercial production at this facility. We expect to reach commercial production levels in the first half of fiscal 2001, although we cannot be certain that we will do so. We are planning to build additional capacity at the Tampa facility within the next year. We are also planning to expand the physical facilities for Sterling in the next year. Expansion activities such as these are subject to a number of risks, including the following:

                  o unforeseen environmental or engineering problems relating to the existing facilities;
                  o unavailability  or late delivery of the advanced,  and often
                    customized,   equipment   used  in  the  production  of  the
                    segment's products;
                  o attracting and retaining qualified personnel;
                  o work stoppages and delays; and
                  o delays in bringing production equipment on-line.

                  This   growth  has  placed  and  will   continue  to  place  a
         significant strain on our management, financial, sales and other employees and on our internal systems and controls. If we are unable to effectively manage the rapid growth of the Compound Semiconductor and Optoelectronics segment, our business, financial condition and results of operations could be materially and adversely affected.

                  Rapid Changes in Technology

                  The  Compound   Semiconductor  and   Optoelectronics   segment
         competes in markets characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, its future success depends on our ability to improve our manufacturing processes and tools and our products. To remain competitive, we must continually introduce manufacturing tools with higher capacity and better production yields.

                  Because we generally are unable to predict the amount of time required and the costs involved in achieving certain research, development and engineering objectives, actual development costs could exceed budgeted amounts, and estimated product development schedules could be extended. Our business, financial condition and results of operations could be materially and adversely affected if with respect to the Compound Semiconductor and Optoelectronics business:

                  o we are unable to improve our  existing  products on a timely basis;
                  o our new products are not introduced on a timely basis;
                  o we incur  budget  overruns  or  delays in our  research  and development efforts; or
                  o our new products experience reliability or quality problems.

                  Dependence on Key Suppliers

                  We depend on a limited number of suppliers for certain raw materials, components and equipment used in the Compound Semiconductor and Optoelectronics segment, including certain key materials and equipment used in our wafering, polishing, epitaxial deposition, device fabrication and device test processes. In addition, the availability of these materials, components and equipment to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. We endeavor to maintain ongoing communication with our suppliers to guard against interruptions in supply and, to date, generally have been able to obtain adequate supplies in a timely manner from our existing sources. However, any interruption in the supply of these key materials, components or equipment could have a significant adverse effect on our operations.

                  Difficulty in Manufacturing Products

                  The manufacture of the Compound Semiconductor and Optoelectronics segment's products is a highly complex and precise process. We are working to manufacture all of our HB-LED epitaxial wafers and dies at our Tampa, Florida facility. Minute impurities, difficulties in the production process, defects in the layering of the wafers' and dies' constituent compounds, wafer breakage or other factors can cause a substantial percentage of wafers and dies to be rejected or numerous dies on each wafer to be non-functional. These factors can result in lower than expected production yields, which would delay product shipments and could materially and adversely affect our operating results. Because the majority of the manufacturing costs for the Optoelectronics business are relatively fixed, the number of shippable dies per wafer for a given product is critical to the segment's financial results. Additionally, because we manufacture most of our HB-LEDs at our facility in Tampa, Florida, any interruption in manufacturing resulting from fire, natural disaster, equipment failures or otherwise could materially and adversely affect the Compound
         Semiconductor and Optoelectronics segment's business, financial condition and results of operations.

                  A  new  facility  for  the   Sterling   operations   is  under
         construction in Sterling, Virginia. The new facility will allow for a significant expansion of Sterling's current operations. Construction delays and or new equipment delivery delays could prolong our expansion efforts and adversely affect our operating results.

Item 2.  Properties

                  The following table sets forth the location, size, general character and nature of the Company's facilities:

                                    SQUARE FEET       GENERAL CHARACTER
LOCATION AND ENTITY                 OF FACILITY          OF PROPERTY                          LEASED OR OWNED
-------------------                 -----------       ------------------                      ----------------
Corporate
---------
Sarasota, Florida                         11,000      Corporate offices                             Leased
Stirling, New Jersey                      50,000      Previously manufactured acrylic sheet,        Owned
                                                        rods & tubes - currently for sale
Port Clinton, Ohio                       240,000      Previously manufactured coated fabrics        Owned
                                                        products - currently for sale
Coated Fabrics Segment
----------------------
Stoughton, Wisconsin                     198,275      Manufacture of coated fabrics products        Owned

Specialty Adhesives Segment
---------------------------
South Bend, Indiana                      240,000      Manufacture of adhesives and sealants         Owned

Compound Semiconductor and
  Optoelectronics Segment
--------------------------
Danbury, Connecticut                       4,735      Manufacture of SiC wafers                     Leased
Tampa, Florida                            77,000      Manufacture of epitaxial wafers and
                                                        package-ready die                           Leased
Carol Stream, Illinois                    12,000      Development of optoelectronic devices         Leased
Sterling, Virginia                        50,000      Future manufacturing site for SiC wafers      Leased
Sterling, Virginia                        14,000      Research and development, SiC technology      Leased


Item 3.  Legal Proceedings

                  By letter dated January 30, 1998, the Denver Regional Office of the U.S. Federal Trade Commission ("FTC") notified us that it was conducting a non-public investigation into our acquisition of the Townsend Plastics Division of Townsend Industries in September 1997. The purpose of the investigation was to determine whether the transaction violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, Section 5 of the Federal Trade Commission Act, 15 U.S.C. Section 45, or any other law enforced by the FTC. While no formal termination of the preceding has been issued, the Company was unofficially informed in April 2000, that the investigation was discontinued. The Townsend business was sold to Spartech in February, 2000.

                  We are involved in certain proceedings in the ordinary course of our business which, if determined adversely to the Company would, in our opinion, not have a material adverse effect on the Company or our operations.

                  In connection with its reorganization, the Company entered into a number of settlement agreements, including certain agreements relating to environmental matters. See "Item 1. Business - History of the Company - Predecessor Companies."

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matter was submitted during the fourth quarter of fiscal 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  Prior to the effective date of the Plan of Reorganization, none of the Company's common stock, par value $.01 per share (the "Common Stock"), was issued, and consequently there was no public market for the Common Stock. The Common Stock was admitted to trading on the NASDAQ National Market System ("NASDAQ") on September 28, 1992 and trades under the symbol "UTCI." At the close of trading on November 30, 2000, the price per share of Common Stock was $7.00.

                  As of November 30, 2000, there were 1,125 holders of record of shares of Common Stock.

                  The following table sets forth the high and low sales price per share of the Company's Common Stock as reported by NASDAQ for the indicated dates. The prices have been adjusted to give effect to the two-for-one stock split declared on March 10, 2000 for stockholders of record on March 20, 2000:

                                          Fiscal Year Ended                            Fiscal Year Ended
                                           October 1, 2000                            September 26, 1999
                               ----------------------------------------     ----------------------------------------
                Quarter               High                Low                       High                 Low
                -------             ---------         ----------                 ---------            ---------
                First               $  13.180         $    4.406                 $   5.375            $   4.500
                Second              $  36.438         $   10.281                 $   5.125            $   3.969
                Third               $  26.875         $   10.250                 $   4.969            $   3.625
                Fourth              $  18.875         $   11.000                 $   6.313            $   4.750

                  We have never paid cash dividends on our common stock. The payment of any future dividends will be subject to the discretion of the Board of Directors of Uniroyal and will depend on our results of operations, financial position and capital requirements, general business conditions, legal restrictions on the payment of dividends and other factors our Board of Directors deem relevant. We currently do not anticipate paying cash dividends on the common stock in the foreseeable future.

Item 6.  Selected Financial Data

                  The following historical financial data as of October 1, 2000 ("Fiscal 2000") and September 26, 1999 ("Fiscal 1999") and for each of the three years in the period ended October 1, 2000 have been derived from consolidated financial statements of the Company audited by Deloitte & Touche LLP and contained elsewhere in this Form 10-K. The selected historical financial data presented below as of September 27, 1998 ("Fiscal 1998"), September 28, 1997 and September 29, 1996 and for the fiscal years ended September 28, 1997 and September 29, 1996 have been derived from audited financial statements of the Company. All of the financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and other financial information contained in this Form 10-K.

                                                               SELECTED FINANCIAL DATA
                                                        (in thousands, except share and per share data)
                                                                   Fiscal Year Ended
                                        ------------------- ------------------ ------------------- ------------------ --------------
                                            October 1,        September 26,       September 27,      September 28,     September 29,
                                               2000               1999                1998               1997               1996
                                        ------------------- ------------------ ------------------- ------------------ --------------
Operating Data:
Net sales                                 $    68,253         $    71,214        $    92,036         $    89,677        $    94,278
Depreciation and other amortization (1)         8,145               3,505              3,618               4,117              6,163
(Loss) income  before interest,
  income  taxes, minority interest,
  discontinued operations and
  extraordinary item                          (45,834)             (2,682)             6,708                  47            (19,720)
Interest income (expense) - net                 1,075                (778)            (2,163)             (3,233)            (4,082)
Income tax  benefit (expense)                  26,182               2,520             (2,443)                928              8,313
(Loss) income before minority
  interest, discontinued operations
  and extraordinary item                      (18,577)               (940)             2,102              (2,258)           (15,489)
Minority interest                               7,918               2,191                199                   -                  -
(Loss) income from continuing
  operations before discontinued
  operations and extraordinary item           (10,659)              1,251              2,301              (2,258)           (15,489)
Income from discontinued operations,
  net of income tax expense                    57,346               4,269              5,726               2,637              1,088
Extraordinary loss                                  -                   -             (5,637)                  -                  -
Net income (loss)                         $    46,687         $     5,520        $     2,390         $       379        $   (14,401)
Income (loss) per common share -
  basic: (2), (3)
  (Loss) income from continuing
    operations                            $     (0.43)        $      0.05        $      0.09         $     (0.09)       $     (0.60)
  Income from discontinued
    operations                                   2.30                0.18               0.21                0.10               0.04
  Extraordinary loss                                -                   -              (0.21)                  -                  -
                                          -----------         -----------        -----------         -----------        -----------
  Net income (loss) per share             $      1.87         $      0.23        $      0.09         $      0.01        $     (0.56)
                                          ===========         ===========        ===========         ===========        ===========
Average number of shares used in
  computation (3)                          24,937,364          24,315,992         26,463,084          26,633,930         26,334,932
Income (loss) per common share -
  assuming dilution:(2), (3)
  (Loss) income  from continuing
     operations                           $     (0.43)        $      0.05        $      0.08         $     (0.09)       $     (0.60)
  Income from discontinued
    operations                                   2.30                0.16               0.19                0.10               0.04
  Extraordinary loss                                -                   -              (0.19)                  -                  -
                                          -----------         -----------        -----------         -----------        -----------
  Net income (loss) per share             $      1.87         $      0.21        $      0.08         $      0.01        $     (0.56)
                                          ===========         ===========        ===========         ===========        ===========
Average number of shares used in
computation (3)                            24,937,364          26,572,668         29,262,136          26,633,930         26,334,932

Balance Sheet Data:
Cash and cash equivalents                 $    36,627         $     4,145        $     4,099         $       231        $     2,010
Working capital (deficiency)                   36,282             (10,597)           (13,612)             74,817             63,996
Total assets                                  190,032             107,907             91,540             168,589            161,671
Long-term debt (including current
  portion)                                     22,164              29,651              2,592              86,753             72,155
Stockholders' equity                          106,849              31,133             32,311              40,032             43,499

                 ---------------------------------------------------------------
                  (1) Includes amortization of reorganization value in excess of amounts allocable to identifiable assets of $377,000, $754,000 and $765,000 for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996, respectively.

                  (2)Includes effect of preferred stock dividends of $220,000 and $420,000 declared for the fiscal years ended September 28, 1997 and September 29, 1996, respectively.

                  (3)Includes the retroactive effect of a two-for-one stock split declared on March 10, 2000 for stockholders of record on March 20, 2000.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

                  The following discussion and analysis by the Company's management should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements and Supplementary Data" appearing elsewhere in this Form 10-K.

         Results Of Operations

                 Comparison of Fiscal 2000 with Fiscal 1999

                 Three non-recurring events materially affected our financial performance discussed below. On February 28, 2000, we sold substantially all of the net assets of our High Performance Plastics segment to Spartech. That segment accounted for approximately 65% of our Fiscal 1999 revenues and 77% of our Fiscal 1999 net income. On May 31, 2000, we acquired Sterling Semiconductor, Inc. This acquisition expanded our commitment to the compound semiconductor business. Finally, in Fiscal 2000 the effects of the 1998 sale of the automotive portion of the Coated Fabrics segment were fully realized. The runoff revenues from that operation of $13.1 million in Fiscal 1999 declined to $631,000 in Fiscal 2000.

                 Net Sales. The Company's net sales decreased in Fiscal 2000 by approximately 4% to $68.3 million from $71.2 million in Fiscal 1999, primarily due to the sale of the automotive operations of the Coated Fabrics segment in Fiscal 1998 and the gradual phase-out of those operations. Excluding automotive sales from both periods, sales increased 16% in Fiscal 2000 compared to Fiscal 1999. The 16% increase, excluding automotive sales from both periods, was due to an increase in sales from the Compound Semiconductor and Optoelectronics segment and the inclusion of fifty-three weeks in Fiscal 2000 versus fifty-two weeks in Fiscal 1999.

                  The Coated Fabrics segment's net sales decreased approximately 21% in Fiscal 2000 to $33.7 million from $42.3 million in Fiscal 1999. The decrease resulted primarily from a decline in automotive sales due to the gradual phase-out of its automotive operations. Automotive sales approximated $631,000 during Fiscal 2000 compared to approximately $13.1 million in Fiscal 1999. Excluding automotive sales from both periods, sales of Naugahyde(R) vinyl coated fabrics increased approximately 13% in Fiscal 2000 as compared to Fiscal 1999 as a result of an increase in unit volume and selling prices and the inclusion of fifty-three weeks in Fiscal 2000 versus fifty-two weeks in Fiscal 1999.

                  Net sales by the Specialty Adhesives segment increased in Fiscal 2000 by approximately 11% to $31.6 million from $28.4 million in Fiscal 1999, primarily due to increased sales of its branded industrial adhesives and sealant products and the inclusion of fifty-three weeks in Fiscal 2000 versus fifty-two weeks in Fiscal 1999.

                  Net sales by the Compound Semiconductor and Optoelectronics segment for Fiscal 2000 were $3.0 million compared to $485,000 in Fiscal 1999. The increase is attributable to the acquisition of Sterling in Fiscal 2000 and net sales from Sterling of approximately $1.2 million, as well as an increase in the sales at the joint venture. The Compound Semiconductor and Optoelectronics segment began limited commercial sales and production in Fiscal 2000 but is still in the development stage.

                  (Loss) Income Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for Fiscal 2000 was $45.8 million, compared to a loss of $2.7 million for Fiscal 1999. The greater loss is due to the net effect of a number of non-recurring and unusual items including:

                  o the  gain  realized  on the  sale of the  investment  in the preferred stock of Emcore Corporation ($2.9 million);

                  o the  write-off of a note  receivable  (and  related  accrued interest) related to the sale of the Ensolite closed cell foam division, due to the deterioration of the financial condition of the buyer (RBX Group, Inc.) as a result of a prolonged strike at its major facility and the ultimate settlement of the note with RBX Group, Inc. ($5.4 million);

                  o a reduction in the fair value of certain property, plant and equipment related to the Company's Port Clinton, Ohio facility which is expected to be disposed of in Fiscal 2001 ($1.8 million);

                  o payments made in connection  with the sale of the net assets of the High Performance Plastics segment, including incentive payments and benefit costs to and for officers and directors related to the achievement of certain strategic initiatives ($5.3 million) and a special contribution of Company stock to the 401(k) plan for incentives to retain key personnel ($2.2 million);

                  o the  write-down  of a  technology  license  of $4.0  million related to the future transfer of technology for high brightness light emitting diodes (HB-LEDs) from Emcore Corporation; (the Company has added highly qualified scientists to internally advance and develop certain technology for HB-LEDs);

                  o the   write-off   of  acquired   in-process   research   and
                    development ("IPR&D") of $6.6 million related to the acquisition of Sterling on May 31, 2000 (see "Item 1. Business - Recent Developments");

                  o a  reduction  of  revenues   associated   with  the  gradual
                    phase-out of the automotive operations of the Coated Fabrics segment; and

                  o start-up   losses  for  the   Compound   Semiconductor   and
                    Optoelectronics segment.

         Also during Fiscal 2000, there were no corporate allocations to the discontinued operations of the High Performance Plastics segment. The corporate allocations for Fiscal 1999 were $4.6 million.

                  The Coated Fabrics segment's loss before interest, income taxes, minority interest and discontinued operations in Fiscal 2000 was $276,000 compared to income of $4.2 million in Fiscal 1999. The decrease is attributable to the loss of revenues from the gradual phase-out of its automotive operations, as well as certain incremental costs related to the closure of the Port Clinton, Ohio facility previously used to produce automotive products, the write-down to fair value of certain machinery and equipment to be disposed of at the Port Clinton, Ohio facility of approximately $657,000, and a special contribution to the 401(k) plan for eligible participants of the Coated Fabrics segment of approximately $506,000.

                  The Specialty Adhesives segment's income before interest, income taxes, minority interest and discontinued operations in Fiscal 2000 and Fiscal 1999 was $2.7. In Fiscal 2000, a special contribution to the 401(k) plan for eligible participants of the Specialty Adhesives segment of $459,000 was substantially offset by the increase in sales volume of branded industrial products.

                  The Compound Semiconductor and Optoelectronics segment's loss before interest, income taxes, minority interest and discontinued operations in Fiscal 2000 was $25.8 million compared to a loss of $5.1 million in Fiscal 1999. The losses relate to the start-up and training costs of the Compound Semiconductor and Optoelectronics segment and a special contribution to the 401(k) plan for eligible participants of the Compound Semiconductor and Optoelectronics segment of approximately $638,000. Also contributing to the increase in loss is a charge of $6.6 million related to acquired IPR&D and goodwill and intangible amortization of $2.3 million during Fiscal 2000 attributable to the purchase of certain assets of Sterling which were acquired by the Company on May 31, 2000. The goodwill and intangible assets associated with the acquisition of approximately $34.5 million are being amortized over five years.

                  The identifiable intangible assets and IPR&D of Sterling were valued on the acquisition date using an income approach and, in the case of the trained workforce intangible asset, a cost to replicate approach. In the income approach, a cash flow was developed associated with the respective asset after charges for the use of existing assets (as applicable) and consideration of the economic life of the asset (reflected by the obsolescence factor). The income stream was discounted to its present value based upon the estimated discount rate. The discount rate was based upon our required rate of return, useful life of the technology and risks associated with the timely completion of the product lines. In the case of IPR&D, the "exclusionary rule" was applied by which the indicated value was multiplied by the estimate of the percentage of the total technology that was complete as of the valuation date. Percentage of completion was determined based upon the relative number of critical issues solved to the total number of critical issues identified. Significant appraisal assumptions include revenue projections, margins and expense levels and the risk adjusted discount rate applied to the project's expected cash flows.

                  As of the acquisition date, Sterling had developed a commercial production capability for 2-inch 4H and 6H (measures of hardness) SiC wafers. Sterling was also engaged in concurrent efforts to develop potential product lines for large diameter (3-inch and 4-inch 4H and 6H) wafers, semi-insulating wafers, epitaxial coatings and device designs that would produce an economical device die for discrete semiconductor devices.

                  The purchased IPR&D is summarized as follows (in thousands):

            IPR&D Technology            Discount     Economic     Percent                       Expected Date for Full
              Description                 Rate         Life       Complete        Fair Value    Commercial Viability
          ------------------------      --------     --------     --------        ----------    ----------------------
          3" and 4" large diameter
          SiC wafers                       32.7%      11 years        70%         $    858            2004
          Semi-insulating wafers           32.7%      11 years        75%              456            2004
          Epitaxy coatings                 32.7%      11 years        40%              723            2005
          Devices                          32.7%      11 years        40%            4,553            2005
                                                                                  --------
          Total IPR&D                                                             $  6,590
                                                                                  ========

                  The cost to complete all projects approximates $13.2 million. The nature of the efforts required to develop the acquired IPR&D into technologically feasible and commercially viable products principally relate to the completion of all planning, design and testing activities necessary to establish a product that can be produced to meet its design requirements including functions, features and technical performance requirements. The Company currently expects the acquired IPR&D will be successfully developed but there can be no assurance the technological feasibility or commercial viability of these products will be achieved. If none of these products are successfully developed, the Company's sales and profitability may be adversely affected in future periods.

                  Approximately $22.4 million of net costs, non-recurring and unusual items recorded in Fiscal 2000 were not allocated to any business segment compared to $4.5 million of unallocated costs for Fiscal 1999. Included in the non-allocated items in Fiscal 2000 are the following:

                  o gain realized on the sale of the investment in the preferred stock of Emcore Corporation ($2.9 million);

                  o the  write-off  of the RBX  Group,  Inc.  note (and  related accrued interest) ($5.4 million);

                  o a reduction  in the fair value of real  property  related to the Company's Port Clinton, Ohio facility which is expected to be disposed of this year ($1.1 million);

                  o incentive payments and benefit costs to and for officers and directors related to the achievement of certain strategic initiatives ($5.3 million);

                  o the  write-down  of a  technology  license  of $4.0  million related to the future transfer of technology for high brightness light emitting diodes (HB-LEDs) from Emcore Corporation (the Company has added highly qualified scientists to internally develop and advance the technology for HB-LEDs); and

                  o a  special   contribution   of  Company  stock  to  eligible
                    participants  of  the  corporate   office  of  approximately
                    $554,000 for the 401(k) plan.

         Also during Fiscal 2000, there were no corporate allocations to the discontinued operations of the High Performance Plastics segment. Prior year corporate allocations for Fiscal 1999 were $4.6 million.

                  Interest Income (Expense). Interest income for Fiscal 2000 was
         $3.2 million compared to $225,000 in Fiscal 1999. The increase is attributable to interest income earned on the investment of the proceeds received from the sale of the Company's High Performance
         Plastics segment on February 28, 2000. Interest expense was $2.1 million in Fiscal 2000 compared to $1.0 million in Fiscal 1999. The increase in interest expense is due to a lower amount of capitalized interest in Fiscal 2000 compared to Fiscal 1999. During Fiscal 2000, approximately $287,000 of interest was capitalized related to the build out of the Optoelectronics facility in Tampa, Florida, versus approximately $791,000 in Fiscal 1999.

                  Income Tax Benefit. Income tax benefit in Fiscal 2000 was $26.2 million as compared to $2.5 million in Fiscal 1999. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based upon annualized income. Fiscal 2000 benefited from the reversal of $13.7 million of deferred tax valuation allowance related to capital loss carryforwards. The reversal was due to the use of the capital losses to offset capital gains resulting from the sale of the preferred stock of Emcore Corporation and the sale of the High Performance Plastics segment.

                  Discontinued Operations. Net income from discontinued operations of the High Performance Plastics segment increased to $57.3 million in Fiscal 2000 compared to $4.3 million in Fiscal 1999. The increase is attributable to the net effect of the gain recognized on the February 28, 2000 sale of the High Performance Plastics segment of approximately $55.8 million (net of taxes of approximately $38.1 million) and operating income for the period September 27, 1999 to February 28, 2000. The decline in operations is primarily a result of production inefficiencies at the Stamford, Connecticut facility due to a major plant modernization and only five months of operations in Fiscal 2000 versus twelve months of operations in Fiscal 1999. The decline in operations was partially offset by the suspension of a corporate allocation to this segment in Fiscal 2000.

                  Comparison of Fiscal 1999 with Fiscal 1998

                  Net Sales. The Company's net sales decreased approximately 23% in Fiscal 1999 to $71.2 million from $92.0 million in Fiscal 1998. The decrease is primarily attributable to the sale of the automotive operations of the Coated Fabrics segment in Fiscal 1998 and the gradual phase-out of those operations. Excluding automotive operations from both periods, sales increased approximately 13% in Fiscal 1999 compared to Fiscal 1998.

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

                  Net sales in the Specialty Adhesives segment increased in Fiscal 1999 by approximately 18% to $28.4 million from $24.1 million in Fiscal 1998. This increase in sales is primarily attributable to a strong demand for roofing adhesives and sealants and increased sales as a result of a tolling agreement with a major adhesives company.

                  Net sales in the Compound Semiconductor and Optoelectronics segment were $485,000 during Fiscal 1999. The segment is in the developmental stage. Inventory was provided to the segment under a supply agreement with the segment's joint venture partner. The segment did not have sales during Fiscal 1998.

                  (Loss) Income Before Interest, Income Taxes, Minority Interest, Discontinued Operations and Extraordinary Item. In Fiscal 1999, the Company had loss before interest, income taxes, minority interest, discontinued operations and extraordinary item of $2.7 million as compared to income before interest, income taxes, minority interest, discontinued operations and extraordinary item of $6.7 million for Fiscal 1998. The decrease is primarily due to a loss of revenues associated with the gradual phase-out of the automotive operations of the Coated Fabrics segment and start-up costs for the Compound Semiconductor and Optoelectronics segment.

                  The Coated Fabrics segment's income before interest, income taxes, minority interest, discontinued operations and extraordinary item in Fiscal 1999 was approximately $4.2 million compared to income before interest, income taxes, minority interest, discontinued operations and extraordinary item of $8.9 million in Fiscal 1998. The decrease of $4.7 million was principally due to the loss of revenues from the gradual phase-out of its automotive operations, as well as certain incremental costs related to the closure of the Port Clinton, Ohio facility used to produce automotive products.

                  Income before interest, income taxes, minority interest, discontinued operations and extraordinary item for the Specialty Adhesives segment increased approximately 42% to $2.7 million in Fiscal 1999 from $1.9 million in Fiscal 1998. The increase is primarily a result of increased sales volume.

                  Loss before interest, income taxes, minority interest, discontinued operations and extraordinary item for the Compound Semiconductor and Optoelectronics segment was $5.1 million in Fiscal 1999 compared to a loss of $398,000 in Fiscal 1998. The loss is attributable to start-up expenses incurred by the Compound Semiconductor and Optoelectronics segment.

                  Approximately $4.5 million of miscellaneous expense in Fiscal 1999 was not allocated to any segment of the Company's business compared to $3.7 million in Fiscal 1998.

                  Interest Income (Expense). Interest income in Fiscal 1999 approximated $225,000 versus $542,000 in Fiscal 1998. The decrease is attributable to reduction of cash balances available for investment in Fiscal 1999 compared to Fiscal 1998. Interest expense in Fiscal 1999 was $1.0 million compared to $2.7 million in Fiscal 1998. The decrease is due to an increase in capitalized interest in Fiscal 1999 ($791,000) compared to no capitalized interest in Fiscal 1998 and an overall reduction in interest cost as a result of a Fiscal 1998 debt refinancing.

                  Income Tax Benefit (Expense). Income tax benefit in Fiscal 1999 was approximately $2.5 million compared to income tax expense of approximately $2.4 million in Fiscal 1998. The provisions for income tax benefit (expense) were calculated by the Company through use of the effective income tax rates based upon its actual (loss) income. The Fiscal 1999 tax benefit included approximately $2.3 million due to a tax benefit recognized through the carryback effect of a Fiscal 1999 capital loss.

                  Discontinued Operations. Net income from discontinued operations of the High Performance Plastics segment decreased to $4.3 million in Fiscal 1999 from $5.7 million in Fiscal 1998. The decrease was due to production inefficiencies as a result of a major plant consolidation at the Polycast acrylic division as well as reduced sales volume for both Royalite thermoplastic products and Polycast acrylic products.

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

         Liquidity and Capital Resources

                  For Fiscal 2000, continuing operations provided $14.6 million of cash as compared to $5.5 million provided by continuing operations during Fiscal 1999. The increase in cash provided by continuing operations for Fiscal 2000 resulted primarily from the reversal of a $13.7 million deferred tax valuation allowance related to capital loss carryforwards; an increase in depreciation and amortization expense as a result of the Sterling acquisition and the commencement of depreciation at the Optoelectronics joint venture; and an increase in certain accrued and other expenses in connection with a special contribution to the Company's 401(k) plan and special incentive costs awarded to officers and other liabilities recorded in connection with the High Performance Plastics segment sale.

                  Net cash provided by investing  activities for Fiscal 2000 was
         $167.8 million as compared to $13.9 million used in investing activities during Fiscal 1999. Significant cash provided by investing activities during Fiscal 2000 included net cash proceeds from the sale of the High Performance Plastics segment of $209.0 million, the sale of the remaining Emcore Corporation preferred stock for $8.1 million, net of certain transaction costs, and was offset by the net effect of debt securities purchased and sold. During Fiscal 2000, the purchase of machinery and equipment of approximately $25.8 million primarily related to the new Optoelectronics production facility in Tampa, Florida and the modernization of the High Performance Plastics Polycast production facility in Stamford, Connecticut

                  Net cash used in financing activities during Fiscal 2000 was $104.6 million as compared to $7.8 million of cash used during Fiscal 1999. The primary use of cash in financing activities during Fiscal 2000 was to repay $99.4 million of outstanding term and revolving credit borrowings to a syndicate headed by Fleet National Bank as a result of the sale of the High Performance Plastics segment. Cash of approximately $13.9 million was also used to purchase the Company's common stock for treasury.

                  On October 1, 2000, the Company had approximately $36.6 million in cash and cash equivalents as compared to approximately $4.1 million at September 26, 1999. Working capital at October 1, 2000 was $36.3 million compared to a working capital deficiency of $10.6 million at September 26, 1999. On October 1, 2000, the Company had outstanding borrowings of $1.3 million under its $10,000,000 revolving credit facility with the CIT Group/Business Credit, Inc. (subject to a borrowing base limitation of approximately $7.0 million at October 1,
         2000).  The  principal  uses of cash  during  Fiscal 2000 were to repay debt, repurchase shares in the open market and fund capital expenditures and operating losses at the new Optoelectronics facility in Tampa, Florida. The Company plans to spend an additional $75.0 - $85.0 million on capital expenditures for the Compound Semiconductor and Optoelectronics segment over the next three years for expansion. The Company plans to fund these expenditures with the proceeds from the sale of the High Performance Plastics segment and/or additional financing as needed. The Company believes that cash from its operations, its ability to borrow under the revolving credit facility mentioned above and proceeds from the sale of the High Performance Plastics segment will provide sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facilities will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing including equity financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing.

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

                  For a discussion of important factors that could cause actual results to differ materially from the forward looking statements contained in or incorporated by reference into this Form 10-K, please read "Item 1. Business - Certain Business Risks and Uncertainties."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                  We are exposed to changes in short-term interest rates primarily as a result of our cash, investing and borrowing activities used to maintain liquidity and fund working capital requirements. Our earnings and cash flows are subject to fluctuations due to changes in interest rates on our floating rate revolving credit advances and investment portfolio. Our risk management policy included the use of derivative financial instruments (interest rate swaps) to manage our interest rate exposure on long-term variable rate debt. The counter parties were major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes. During Fiscal 2000, we liquidated all of our interest rate swap instruments for cash proceeds and a gain of $950,000, which is included in the income of discontinued operations on the Consolidated Financial Statements.

                  At October 1, 2000, we had approximately $47.9 million of cash, cash equivalents and investments subject to variable short-term interest rates. On the same date we had a $1.3 million floating rate revolving credit advance. Because of the short-term nature or floating rates, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon the net balance, a change of one percent in the interest rate would cause a change in net interest income of approximately $466,000 on an annual basis.

                  At September 26, 1999, approximately $19.5 million of our floating rate long-term debt and revolving credit advances were not covered under an interest rate swap agreement. Based upon this balance, a change of one percent in the interest rate would have caused a change in interest expense of approximately $195,000 on an annual basis.

                  The changes in the composition and balances of items subject to interest rate risk from Fiscal 1999 to Fiscal 2000 is attributable to the Spartech Sale. The proceeds from the Spartech Sale were used to repay outstanding debt with the balance invested primarily in debt securities.

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

Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

         (a) Consolidated Financial Statements as of October 1, 2000 and September 26, 1999 and for the Years Ended October 1, 2000, September 26, 1999 and September 27, 1998:

             Independent Auditors' Report                                   F-2

             Consolidated Balance Sheets as of October 1, 2000
             and September 26, 1999                                         F-3

             Consolidated  Statements of Operations  for the Years
             Ended October 1, 2000, September 26, 1999 and
             September 27, 1998                                             F-5

             Consolidated Statements of Comprehensive Income for the
             Years Ended October 1, 2000, September 26, 1999 and
             September 27, 1998                                             F-6

             Consolidated  Statements of Changes in Stockholders'
             Equity for the Years Ended  October 1, 2000,  September
             26, 1999 and September 27, 1998                                F-7

             Consolidated  Statements  of Cash Flows for the Years
             Ended October 1, 2000, September 26, 1999 and
             September 27, 1998                                             F-8

             Notes to Consolidated Financial Statements                     F-10

         (b) Consolidated Financial Statement Schedule:

             Independent Auditors' Report                                   S-1

             Schedule II - Valuation and Qualifying Accounts                S-2

         (c) Exhibits:

       2.1 Certificate of Ownership and Merger, dated June 7, 1993, of Polycast Technology Corporation, Uniroyal Engineered Products, Inc., Uniroyal Adhesives and Sealants, Inc. and Ensolite, Inc. with Uniroyal. (2)

       3.1 Amended and Restated Certificate of Incorporation of Uniroyal as corrected by a Certificate of Correction of the Amended and Restated Certificate of Incorporation of Uniroyal. (1)

       3.2   By-Laws of Uniroyal, as amended to March 28, 1997. (7)

       4.2 Warrant Agreement, dated as of June 1, 1993, between Uniroyal and The Bank of New York, as warrant agent. (2)

       10.7 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Howard R. Curd and Uniroyal. (3)

       10.8 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Oliver J. Janney and Uniroyal. (3)

       10.9 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Robert L. Soran and Uniroyal. (3)

       10.10 Amended and Restated Employment Agreement, dated as of April 25, 1995, between George J. Zulanas, Jr. and Uniroyal. (3)

       10.16 Amended and Restated Uniroyal Technology Corporation 1992 Stock Option Plan. (10)

       10.28 Amended  and  Restated   Uniroyal   Technology   Corporation   1992
             Non-Qualified Stock Option Plan as amended November 30, 2000. (15)

       10.39 Financing Agreement dated as of June 5, 1996 by and between The CIT Group/Business Credit, Inc. and Uniroyal Technology Corporation.
             (4)

       10.40 Amended and Restated Uniroyal Technology Corporation 1994 Stock Option Plan as amended May 19, 2000. (15)

       10.41 Amended  and  Restated   Uniroyal   Technology   Corporation   1995
             Non-Qualified Stock Option Plan. (15)

       10.44 Shareholder Rights Agreement, dated as of December 18, 1996, between Uniroyal Technology Corporation and The Bank of New York, as rights agent. (5)

       10.45 First Amendment to Financing Agreement dated September 5, 1997 by and between The CIT Group/Business Credit, Inc. and
             Uniroyal Technology Corporation. (8)

       10.47 Amendment and Consent Agreement dated April 14, 1998 by and between the CIT Group/Business Credit, Inc. and Uniroyal Technology Corporation. (9)

       10.48 Consent Agreement dated April 1, 1999 by and between The CIT Group/Business Credit, Inc. and Uniroyal Technology Corporation.
             (10)

       10.49 Assumption Agreement dated April 1, 1999 by and between The CIT Group/Business Credit, Inc., Uniroyal Technology Corporation and Uniroyal Engineered Products, Inc. (10)

       10.50 Guaranty dated April 1, 1999 between The CIT Group/Business Credit, Inc. and Uniroyal Technology Corporation. (10)

       10.51 Asset Purchase Agreement dated as of December 24, 1999, among Spartech Corporation, High Performance Plastics, Inc. Uniroyal HPP Holdings, Inc. and Uniroyal Technology Corporation. (11)

       10.52 Memorandum of Understanding and Confidentiality Agreement dated February 23, 1995 between Uniroyal and Firestone Building Products Division of Bridgestone/Firestone, Inc. and amendments thereto.
             (12)

       10.53 Amended and Restated Uniroyal Technology Corporation Deferred Compensation Plan Effective August 1, 1995, as amended April
             3, 2000. (12)

       10.54 Merger Agreement dated as of April 10, 2000, among Uniroyal Technology Corporation, BayPlas4, Inc., and Sterling Semiconductor, Inc. (13)

       10.55 Uniroyal Technology Long Term Growth Plan, as amended to August 3, 2000. (14)

       10.56 Split Dollar Insurance Agreement dated as of August 15, 1995, as amended to March 10, 2000, by and between Uniroyal Technology Corporation and Howard R. Curd. (15)

       10.57 Split Dollar Insurance Agreement dated as of August 15, 1995, as amended to March 10, 2000, by and between Uniroyal Technology Corporation and Robert L. Soran. (15)

       10.58 Split Dollar Insurance Agreement dated as of August 15, 1995, as amended to March 10, 2000, by and between Uniroyal Technology Corporation and George J. Zulanas, Jr. (15)

       10.59 Split Dollar Insurance Agreement dated as of August 15, 1995, as amended to March 10, 2000, by and between Uniroyal Technology Corporation and Oliver J. Janney. (15)

       10.60 Split Dollar Insurance Agreement dated as of August 15, 1995, as amended to March 10, 2000, by and between Uniroyal Technology Corporation and Martin J. Gutfreund. (15)

       10.61 Uniroyal  Technology   Corporation  2000  Stock  Plan,  as  amended
             November 30, 2000. (15)

       11.1  Statement Regarding Computation of Per Share Earnings. (15)

       21.1  Subsidiaries of Uniroyal Technology Corporation. (15)

       23.1  Independent Auditors' Consent. (15)

       27.1  Financial Data Schedule (Filed for EDGAR only)

             (1) Contained in Amendment No. 2 to Uniroyal's Registration Statement on Form 10, dated September 25, 1992.

             (2)   Contained in Uniroyal's Form 8-K, dated June 9, 1993.

             (3) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1995 filed on May 12, 1995.

             (4) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 filed August 13, 1996.

             (5) Contained in Uniroyal's Registration Statement on Form 8-A, dated December 20, 1996.

             (6) Contained in Uniroyal's Annual Report on Form 10-K for the year ended September 29, 1996 filed on December 27, 1996.

             (7) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997 filed May 9, 1997.

             (8) Contained in Uniroyal's Annual Report on Form 10-K for the year ended September 28, 1997 filed on December 22, 1997.

             (9)   Contained in Uniroyal's Form 8-K/A dated April 22, 1998.

             (10) Contained in Uniroyal's Annual Report on Form 10-K for the year ended September 26, 1999 filed on December 23, 1999.

             (11)  Contained in Uniroyal's 8-K dated March 14, 2000.

             (12) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2000, filed on May 17, 2000. Confidential treatment was obtained for portions of the agreement.

             (13)  Contained in Uniroyal's 8-K dated June 14, 2000.

             (14) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2000, filed on August 16, 2000.

             (15)  Filed with this report.

        (d)  Reports on Form 8-K:

               Report on Form 8K/A dated August 14, 2000 related to the merger with Sterling Semiconductor, Inc.

Item 8.  Consolidated Financial Statements and Supplementary Data.


         Index to Consolidated Financial Statements

         Consolidated Financial Statements as of October 1, 2000 and September 26, 1999 and for the Years Ended October 1, 2000, September 26, 1999 and September 27, 1998:

                 Independent Auditors' Report                               F-2

                 Consolidated Balance Sheets as of October 1, 2000 and
                   September 26, 1999                                       F-3

                 Consolidated  Statements  of  Operations  for the
                   Years  Ended October 1, 2000,  September  26, 1999
                   and  September 27, 1998                                  F-5

                 Consolidated  Statements of Comprehensive  Income for
                   the Years Ended  October 1, 2000,  September  26, 1999
                   and  September 27, 1998                                  F-6

                 Consolidated  Statements of Changes in Stockholders'
                   Equity for the Years  Ended  October 1,  2000,
                   September  26,  1999 and September 27, 1998              F-7

                 Consolidated  Statements  of Cash  Flows  for the
                   Years  Ended October 1, 2000,  September  26, 1999
                   and  September 27, 1998                                  F-8

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Uniroyal Technology Corporation


We have audited the accompanying consolidated balance sheets of Uniroyal Technology Corporation and subsidiaries (the "Company") as of October 1, 2000 and September 26, 1999, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended October 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2000 and September 26, 1999 and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants


Tampa, Florida
December 5, 2000


                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                                                October 1,       September 26,
                                                                                   2000              1999
                                                                              ------------       -------------

    Current assets:
       Cash and cash equivalents (Note 2)                                      $    36,627        $     4,145

       Short-term investments (Notes 2 and 3)                                       12,425                  -

       Trade accounts receivable (less estimated reserve for
         doubtful accounts of $119 and $88, respectively) (Notes 2                   5,669              4,808
         and 10)

       Inventories (Notes 2, 4 and 10)                                              11,079              9,550

       Deferred income taxes (Notes 2 and 13)                                        5,460              2,779

       Prepaid expenses and other current assets                                     1,408              1,413
                                                                               -----------        -----------

         Total current assets                                                       72,668             22,695

    Property, plant and equipment - net (Notes 2 and 5)                             57,386             43,804

    Property, plant and equipment held for sale - net (Note 2)                       2,301              4,217

    Investments (Note 2 and 3)                                                       8,902                  -

    Investment in preferred stock (Notes 2 and 6)                                        -              5,383

    Note receivable (Note 7)                                                             -              5,000

    Goodwill - net (Notes 2 and 8)                                                  27,772              1,310

    Deferred income taxes - net (Notes 2 and 13)                                     7,828             15,350

    Other assets - net (Notes 2 and 9)                                              13,175             10,148
                                                                               -----------        -----------
    TOTAL ASSETS                                                               $   190,032        $   107,907
                                                                               ===========        ===========




                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               October 1,         September 26,
                                                                                  2000                1999
                                                                             ------------         -------------
      Current liabilities:
         Current portion of long-term debt (Note 10)                         $     6,702          $     5,282
         Trade accounts payable                                                   11,563                9,688
         Net liabilities of discontinued operations (Note 11)                      4,632                8,380
         Accrued expenses:
           Compensation and benefits                                               9,180                7,326
           Interest                                                                  156                  222
           Taxes, other than income                                                  391                  388
           Accrued income taxes                                                      623                    -
           Other                                                                   3,139                2,006
                                                                             -----------          -----------
           Total current liabilities                                              36,386               33,292

      Long-term debt, net of current portion  (Note 10)                           15,462               24,369
      Other liabilities (Note 12)                                                 23,800               15,288
                                                                             -----------          -----------
           Total liabilities                                                      75,648               72,949
                                                                             -----------          -----------
      Commitments and contingencies (Note 16)

      Minority interest (Notes 1, 2 and 18)                                        7,535                3,825

      Stockholders' equity (Note 14):
         Preferred stock:
           Series C - 0 shares issued and outstanding; par value
           $0.01; 450 shares authorized                                                -                    -
         Common stock:
           30,707,976 and 29,362,838 shares issued or to be issued,
           respectively; par value $0.01; 35,000,000 shares
           authorized                                                                307                  294
         Additional paid-in capital                                               94,296               57,524
         Retained earnings (deficit)                                              40,575               (6,112)
         Unrealized (loss) gain on securities held for sale - net                    (44)                 100
                                                                             -----------          -----------
                                                                                 135,134               51,806
         Less treasury stock at cost - 4,841,059 and 5,343,974
           shares, respectively                                                  (28,285)             (20,673)
                                                                             -----------          -----------
           Total stockholders' equity                                            106,849               31,133
                                                                             -----------          -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   190,032          $   107,907
                                                                             ===========          ===========

                 See notes to consolidated financial statements.



                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                                                                     Fiscal Years Ended
                                                                  --------------------------------------------------------
                                                                     October 1,         September 26,        September 27,
                                                                        2000                1999                 1998
                                                                  --------------       --------------       --------------
Net sales                                                         $    68,253          $    71,214          $    92,036
Costs, expenses and (other income):
   Costs of goods sold                                                 53,346               53,680               69,868
   Selling and administrative                                          37,751               18,276               12,128
   Depreciation and other amortization                                  8,145                3,505                3,618
   Gain on sale of preferred stock investment (Note 6)                 (2,905)                (898)                   -
   Provision for uncollectible note receivable (Note 7)                 5,387                    -                    -
   Purchased in-process research and development (Note 8)               6,590                    -                    -
   Write-down of technology license (Note 9)                            4,000                    -                    -
   Loss on assets to be disposed of (Notes 2 and 17)                    1,773                    -                  226
   Gain on sale of division (Note 17)                                       -                 (667)                (512)
                                                                  -----------          -----------          -----------
(Loss) income before interest, income taxes, minority
   interest, discontinued operations and extraordinary item           (45,834)              (2,682)               6,708

Interest income                                                         3,189                  225                  542
Interest expense                                                       (2,114)              (1,003)              (2,705)
                                                                  -----------          -----------          -----------
(Loss) income before income taxes, minority interest,
   discontinued operations and extraordinary item                     (44,759)              (3,460)               4,545

Income tax benefit (expense) (Notes 2 and 13)                          26,182                2,520               (2,443)
                                                                  -----------          -----------          -----------
(Loss) income before minority interest, discontinued
   operations and extraordinary item                                  (18,577)                (940)               2,102

Minority interest in net losses of consolidated joint venture           7,918                2,191                  199
                                                                  -----------          -----------          -----------
(Loss) income from continuing operations before discontinued
   operations and extraordinary item                                  (10,659)               1,251                2,301

Income from discontinued operations, net of income tax
   expense of $1,038, $2,675 and $3,164,  respectively
   (Note 11)                                                            1,525                4,269                5,726
Gain on disposition of discontinued operations, net of income
   taxes of $38,146 (Note 11)                                          55,821                    -                    -
                                                                  -----------          -----------          -----------
Income before extraordinary item                                       46,687                5,520                8,027
Extraordinary loss on the extinguishment of debt - net of
   income tax of $2,787 (Note 10)                                           -                    -               (5,637)
                                                                  -----------          -----------          -----------
Net income                                                        $    46,687          $     5,520          $     2,390
                                                                  ===========          ===========          ===========

Net income per common share - basic (Notes 2 and 19)
----------------------------------------------------
   (Loss) income from continuing operations                       $     (0.43)         $      0.05          $      0.09
   Income from discontinued operations                                   2.30                 0.18                 0.21
   Extraordinary loss                                                       -                    -                (0.21)
                                                                  -----------          -----------          -----------
   Net income                                                     $      1.87          $      0.23          $      0.09
                                                                  ===========          ===========          ===========
Net income per common share - assuming dilution (Notes 2
   and 19)
--------------------------------------------------------
   (Loss) income from continuing operations                       $     (0.43)         $      0.05          $      0.08
   Income from discontinued operations                                   2.30                 0.16                 0.19
   Extraordinary loss                                                       -                    -                (0.19)
                                                                  -----------          -----------          -----------
   Net income                                                     $      1.87          $      0.21          $      0.08
                                                                  ===========          ===========          ===========

                 See notes to consolidated financial statements



                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                             Fiscal Years Ended
                                                           -----------------------------------------------------
                                                            October 1,         September 26,       September 27,
                                                               2000                 1999                1998
                                                           -----------         -------------        ------------


      Net income                                           $    46,687          $     5,520         $     2,390
                                                           -----------          -----------         -----------
      Net unrealized (loss) gain on securities
        available for sale, net of income taxes:

           Unrealized (loss) gain on securities
             available for sale                                    (44)                 648                   -

           Less: reclassification adjustment for gains
             realized in net income                               (100)                (548)                  -
                                                           -----------          -----------         -----------
      Net unrealized (loss) gain                                  (144)                 100                   -
                                                           -----------          -----------         -----------
      Comprehensive income (Note 2)                        $    46,543          $     5,620         $     2,390
                                                           ===========          ===========         ===========

                 See notes to consolidated financial statements


                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 FOR THE FISCAL YEARS ENDED OCTOBER 1, 2000, SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

                                 (In thousands)

                                                                                                Accumulated
                                                                        Additional  Retained       Other
                                                               Common    Paid-In    Earnings   Comprehensive  Treasury Stockholders'
                                                                Stock    Capital    (Deficit)      Income       Stock    Equity
                                                               ------   ---------   ---------   ------------  -------- ------------

Balance at September 28, 1997                                 $   276   $ 53,899    $(14,022)    $    -      $   (121)    $  40,032
Common stock issued under stock option plans                        8      1,505           -          -          (894)          619
Common stock issued to employee benefit plan                        -        191           -          -             -           191
Amounts received pursuant to Directors' stock option plan           -         73           -          -             -            73
Purchases of treasury stock                                         -          -           -          -        (9,797)       (9,797)
Tax benefit from exercise of stock options                          -        117           -          -             -           117
Purchases of warrants                                               -     (1,314)          -          -             -        (1,314)
Net income                                                          -          -       2,390          -             -         2,390
                                                              -------   --------    --------      -----      --------     ---------
Balance at September 27, 1998                                     284     54,471     (11,632)         -       (10,812)       32,311

Common stock issued for acquisitions                                -        775           -          -           598         1,373
Common stock issued under stock option plans                       10      1,688           -          -        (1,345)          353
Common stock issued to employee benefit plan                        -        199           -          -             -           199
Amounts received pursuant to Directors' stock option plan           -        121           -          -             -           121
Purchases of treasury stock                                         -          -           -          -        (9,114)       (9,114)
Tax benefit from exercise of stock options                          -        562           -          -             -           562
Purchases of warrants                                               -       (292)          -          -             -          (292)
Net income                                                          -          -       5,520          -             -         5,520
Comprehensive income                                                -          -           -        100             -           100
                                                              -------   --------    --------      -----      --------     ---------
Balance at September 26, 1999                                     294     57,524      (6,112)       100       (20,673)       31,133

Common stock issued for acquisition                                15     40,599           -          -             -        40,614
Common stock issued under stock option plans                       13      2,127           -          -        (1,368)          772
Common stock issued to employee benefit plan                        -        182           -          -            37           219
Amounts received pursuant to Directors' stock option plan           -        112           -          -             -           112
Purchases of treasury stock                                         -          -           -          -       (13,850)      (13,850)
Cancellation of treasury stock                                    (16)    (7,553)          -          -         7,569             -
Tax benefit from exercise of stock options                          -        564           -          -             -           564
Exercise of warrants                                                1        741           -          -             -           742
Net income                                                          -          -      46,687          -             -        46,687
Comprehensive loss                                                  -          -           -       (144)            -          (144)
                                                              -------   --------    --------      -----      --------     ---------
Balance at October 1, 2000                                    $   307   $ 94,296    $ 40,575      $ (44)     $(28,285)    $ 106,849
                                                              =======   ========    ========      =====      ========     =========

                 See notes to consolidated financial statements.



                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                             Fiscal Years Ended
                                                                              ---------------------------------------------
                                                                              October 1,     September 26,    September 27,
                                                                                 2000            1999             1998
                                                                              ----------     -------------    -------------

OPERATING ACTIVITIES:
   Net income                                                                  $ 46,687         $  5,520          $  2,390
   Deduct income from and gain on disposition of discontinued operations        (57,346)          (4,269)           (5,726)
                                                                               --------         --------          --------
   (Loss) income from continuing operations after extraordinary item            (10,659)           1,251            (3,336)
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and other amortization                                        8,145            3,505             3,618
       Deferred tax expense                                                       7,185              706             2,280
       Amortization of debt issuance costs                                            2                -               235
       Amortization of Senior Secured Notes discount                                  -                -                63
       Gain on sale of preferred stock investment                                (2,905)            (898)                -
       Provision for uncollectible note receivable                                5,387                -                 -
       Purchased in-process research and development                              6,590                -                 -
       Write-down of technology license                                           4,000                -                 -
       Loss on assets to be disposed of                                           1,773                -               226
       Gain on sale of division                                                       -             (667)             (512)
       Minority interest in net losses of consolidated joint venture             (7,918)          (2,191)             (199)
       Extraordinary loss on the extinguishment of debt                               -                -             5,637
       Other                                                                        815              290               161
       Changes in assets and liabilities:
         (Increase) decrease in trade accounts receivable                          (303)           4,479             1,403
         (Increase) decrease in inventories                                      (2,246)           2,405              (613)
         Increase in prepaid expenses and other assets                           (1,535)          (1,500)           (6,031)
         Increase (decrease) in trade accounts payable                              805              451            (1,067)
         Increase (decrease) in accrued expenses                                  4,378           (3,440)             (672)
         Increase in other liabilities                                            1,108            1,088               305
                                                                               --------         --------          --------
   Net cash provided by continuing operations                                    14,622            5,479             1,498
   Net cash (used in) provided by discontinued operations                       (45,355)          16,332             9,387
                                                                               --------         --------          --------
   Net cash (used in) provided by operating activities                          (30,733)          21,811            10,885
                                                                               --------         --------          --------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                   (25,836)         (10,445)           (7,288)
   Investment purchases of available-for-sale securities                        (50,115)               -                 -
   Investment purchases of held-to-maturity securities                          (17,434)               -                 -
   Proceeds from sales of available-for-sale securities                          46,150                -                 -
   Purchase of investment                                                        (2,640)               -                 -
   Purchase of preferred stock                                                        -           (9,144)                -
   Proceeds from sale of preferred stock                                          8,125            4,822                 -
   Proceeds from sale of division                                                     -            1,567             5,306
   Business acquisitions, net of cash acquired                                      613             (732)           (1,768)
   Proceeds from sale of discontinued operations                                208,976                -                 -
                                                                               --------         --------          --------
   Net cash provided by (used in) investing activities                          167,839          (13,932)           (3,750)
                                                                               --------         --------          --------

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                 (In thousands)
                                                                             Fiscal Years Ended
                                                           ---------------------------------------------------
                                                              October 1,        September 26,    September 27,
                                                                2000                 1999              1998
                                                           -------------       --------------    -------------
 FINANCING ACTIVITIES:
   Repayment of term loans                                    (91,704)              (10,173)          (2,372)
   Proceeds from term loans                                         -                 2,582                -
   Net (decrease) increase in revolving loan balances         (13,162)                3,086           (3,827)
   Proceeds from termination of interest rate swaps               950                     -                -
   Proceeds from refinancing                                        -                     -           90,000
   Repurchase of Senior Secured Notes                               -                     -          (72,253)
   Redemption costs for Senior Secured Notes                        -                     -           (3,718)
   Refinancing costs                                                -                     -           (3,545)
   Minority interest capital contributions                     11,628                 5,725              490
   Stock options exercised                                        772                   353              619
   Purchases of warrants                                            -                  (292)          (1,314)
   Exercise of warrants                                           742                     -                -
   Purchases of treasury stock                                (13,850)               (9,114)          (7,347)
                                                             --------              --------         --------
   Net cash used in financing activities                     (104,624)               (7,833)          (3,267)
                                                             --------              --------         --------
Net increase in cash and cash equivalents                      32,482                    46            3,868
Cash and cash equivalents at beginning of year                  4,145                 4,099              231
                                                             --------              --------         --------
Cash and cash equivalents at end of year                     $ 36,627              $  4,145         $  4,099
                                                             ========              ========         ========

Supplemental Disclosures:

Payments for income taxes and interest were as follows (in thousands):

                                                                             Fiscal Years Ended
                                                           --------------------------------------------------
                                                             October 1,        September 26,    September 27,
                                                               2000                1999             1998
                                                           ------------        -------------    -------------
Income tax payments - continuing operations                  $  6,344              $    677        $     353
Income tax payments - discontinued operations                     341                   432               39
Interest payments (net of capitalized interest) -
  continuing operations                                         2,142                   715            8,825
Interest payments (net of capitalized interest) -
  discontinued operations                                       4,686                 6,854            3,833

Non-cash investing activities were as follows (in thousands):
                                                                             Fiscal Years Ended
                                                             ------------------------------------------------
                                                              October 1,       September 26,    September 27,
                                                                2000               1999             1998
                                                             -----------       -------------    -------------
Business acquisitions purchased with Company common
   stock                                                     $ 40,614              $  1,373        $       -
Business acquisitions purchased with notes payable                  -                 3,033            1,000

The purchases of property, plant and equipment and the proceeds from term loans for the fiscal years ended October 1, 2000 and September 26, 1999 do not include $3,211,000 and $20,372,000, respectively, related to property held under capitalized leases (Note 16). The Company did not enter into any capital lease agreements during the fiscal year ended September 27, 1998.

The proceeds from term loans and purchases of treasury stock for the fiscal year ended September 27, 1998 does not include a $2,450,000 note payable issued for the purchase of 600,000 shares of treasury stock (Notes 10 and 14).

During the fiscal years ended October 1, 2000, September 26, 1999 and September 27, 1998, the Company made matching contributions to its 401(k) Savings Plan of $219,000, $199,000 and $191,000, respectively, through the re-issuance of 17,206, 39,344 and 60,520 shares of its common stock from treasury, respectively.

                 See notes to consolidated financial statements.

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Fiscal Years Ended October 1, 2000, September 26, 1999
                             and September 27, 1998

1.       THE COMPANY

         The accompanying consolidated financial statements relate to Uniroyal Technology Corporation, its wholly-owned subsidiaries, Uniroyal HPP
         Holdings, Inc., Uniroyal Engineered Products, Inc., Uniroyal Optoelectronics, Inc., Sterling Semiconductor, Inc., BayPlas3, Inc., UnitechOH, Inc. and UnitechNJ, Inc., and its majority-owned subsidiary, Uniroyal Liability Management Company (collectively, the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"). Uniroyal Engineered Products, Inc. includes its operating divisions, Uniroyal Engineered Products ("UEP") and Uniroyal Adhesives and Sealants ("UAS"). Uniroyal Optoelectronics, Inc. includes its wholly-owned subsidiary, NorLux Corp., and its majority-owned joint venture, Uniroyal Optoelectronics, LLC. Uniroyal Liability Management Company includes its wholly-owned subsidiary BayPlas2, Inc. See Note 8 for information regarding the acquisition of Sterling Semiconductor, Inc. See Note 11 for information concerning the sale of HPPI's business.

         Uniroyal Liability Management Company, Inc. ("ULMC") is a special purpose subsidiary created in the fiscal year ended September 26, 1999 to administer the Company's employee and retiree medical benefit programs. The Company owns a controlling interest (69%) in the subsidiary; therefore, the accompanying consolidated financial statements include the subsidiary's results of operations. BayPlas2, Inc. is also a special purpose subsidiary created in the fiscal year ended October 1, 2000 to hold certain assets of ULMC.

         NorLux Corp. is a development stage company which will engage in the development and manufacture of optoelectronic devices. UnitechNJ, Inc. is a special purpose subsidiary created in the fiscal year ended September 26, 1999 to hold the Company's plant in Stirling, New Jersey. UnitechOH, Inc. and BayPlas3, Inc. are special purpose subsidiaries created in the fiscal year ended October 1, 2000 to hold certain assets of the Company.

         The Company is principally engaged in the development, manufacture and sale of a broad range of materials employing compound semiconductor technologies, plastics and specialty chemicals.

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

         Fiscal Year End

         The Company's fiscal year ends on the Sunday following the last Friday in September. The dates on which the fiscal year ended for the past three fiscal years were October 1, 2000 ("Fiscal 2000"), September 26, 1999 ("Fiscal 1999") and September 27, 1998 ("Fiscal 1998"). Fiscal 2000 encompassed a 53-week period as compared to Fiscal 1999 and Fiscal 1998 which encompassed 52-week periods. The additional week in Fiscal 2000 occurred in the first quarter ended January 2, 2000.

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

         Investments and Investment in Preferred Stock

         All investments with an original maturity greater than three months are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires certain securities to be classified into three categories:

         (1)Securities Held-to-Maturity: Debt securities the entity has the ability and intent to hold to maturity are reported at amortized cost.

         (2)Trading Securities: Debt and equity securities bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

         (3)Securities Available-For-Sale: Debt and equity securities not classified as either held-to-maturity or trading are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

         Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The fair value of each equity security is determined by the most recently traded price of the underlying common stock at the balance sheet date. The fair value of debt securities is determined by broker quotes at the balance sheet date.

         Financial Instruments

         Interest rate swap agreements are used to manage interest rate exposures. The interest rate differentials to be paid or received under such swaps are recognized over the life of the agreements as adjustments to interest expense.

         The estimated fair value of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The carrying value of all current assets and liabilities approximates the fair value because of their short-term nature. The fair values of non-current assets and liabilities approximate their carrying value unless otherwise indicated.

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

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. The cost of property, plant and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation is computed under the straight-line method based on the cost and estimated useful lives of the related assets including assets held under capital leases. Interest costs applicable to the construction of major plant and expansion projects have been capitalized to the cost of the related assets. Interest capitalized during Fiscal 2000 and Fiscal 1999 approximated $287,000 and $791,000, respectively.

         SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related assets over the remaining life in measuring whether the assets are recoverable.

         Property, Plant and Equipment Held for Sale

         The Company has classified certain property, plant and equipment related to its Port Clinton, Ohio ("Port Clinton") facility and its Stirling, New Jersey ("Stirling") facility as held for sale.

         In November of 1998, the Company ceased operations at its Port Clinton facility in connection with its sale of the automotive operations of the Coated Fabrics segment (Note 17). The Company expects to dispose of the remaining Port Clinton assets, including real property, during the first quarter of the fiscal year ending September 30, 2001 ("Fiscal 2001") and is carrying the property at fair value less cost to sell based upon an executed asset purchase agreement for the property. The fair value less cost to sell of the property approximates $1,300,000 at October 1, 2000. The Company had previously recorded an impairment loss for the Port Clinton assets in Fiscal 1996 based upon a decision to sell the plant. The Company recorded an additional impairment loss in Fiscal 2000 of $1,773,000 related to machinery and equipment and real property at Port Clinton. The Port Clinton facility incurred operating
         (loss) income of ($74,000) and $3,263,000 in Fiscal 1999 and Fiscal 1998, respectively.

         During Fiscal 1998, in conjunction with plant consolidations at HPPI and in order to address concerns of the Federal Trade Commission ("FTC") (Note 16), the Company decided to sell its Stirling facility. In accordance with SFAS No. 121, the Company recorded a write-down of the facility totaling approximately $226,000 in Fiscal 1998 related to this decision. The Company expects the disposition of the Stirling facility to be completed in Fiscal 2001. The Company is carrying the facility at fair value less cost to sell based upon an appraisal. The fair value less cost to sell approximates $1,000,000 at October 1, 2000. The Stirling operations incurred an operating loss of $261,000 in Fiscal 1998. Separate operating results were not maintained in Fiscal 1999. The Stirling operations (excluding the facility) were sold to Spartech Corporation in Fiscal 2000. See Note 11.

         Amortization

         Debt issuance costs are included in other assets and are amortized using the interest method over the life of the related debt. Debt discount for the Senior Secured Notes was amortized using the interest method over the life of the related debt until the debt was repaid in Fiscal 1998 (Note 10). Patents and trademarks are included in other assets and are amortized using the straight-line method over periods ranging from 7 to 20 years. Reorganization value in excess of amounts allocable to identifiable assets was amortized on a straight-line basis over 15 years until Fiscal 1998 when the remaining reorganization value was reduced to zero in connection with the reduction of the deferred tax valuation allowance related to acquired tax loss carryforward benefits, and with respect to which $377,000 reported in Fiscal 1998 was reclassified to depreciation and amortization. Goodwill is amortized on a straight-line basis over five years for the high technology business and 25 years for all others. Goodwill is reported net of accumulated amortization of $2,098,000 and $146,000 at October 1, 2000 and September 26, 1999, respectively.

         Research and Development Expenses

         Research and development expenditures are expensed as incurred. Research and development expenditures were $1,613,000, $1,075,000 and $1,454,000 in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The increase in research and development expenditures is due to start-up operations of the Compound Semiconductor and Optoelectronics segment.

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

         The  Company  has  recorded  a  deferred  tax  asset  of  approximately
         $13,288,000. Realization of the asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards available to the Company. Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         Stock-Based Compensation

         In Fiscal 1997, the Company adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under this standard, the Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS No. 123, are disclosed in Note 14.

         Comprehensive Income

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, during Fiscal 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires that the Company's change in unrealized gains and losses on equity securities available for sale be included in comprehensive income. The net unrealized gain on securities available for sale is shown net of tax expense of $28,000 and $63,000 for the years ended October 1, 2000 and September 26, 1999, respectively. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity in Fiscal 1998.

         Income Per Common Share

         Earnings  per share  are  computed  in  accordance  with SFAS No.  128,
         Earnings Per Share. Basic earnings per share is based on weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the sum of weighted average number of shares outstanding for the period and the weighted average number of potential common shares outstanding. Potential common shares consist of outstanding options under the Company's stock option plans and outstanding warrants to purchase the Company's common stock.

         Stock Split

         On March 10, 2000, the Company declared a two-for-one stock split in the form of a 100% stock dividend to its common stockholders of record on March 20, 2000. The consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effect of the split.

         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of SFAS No. 133 for one year. SFAS No. 133 will now be effective for the Company beginning in Fiscal 2001. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. The Company currently does not anticipate there will be a material impact on the results of operations or financial position upon adoption of SFAS No. 133 as amended by SFAS No. 138.

         Reclassifications

         Certain prior years' amounts have been reclassified to conform with the current year's presentation.

3.       INVESTMENTS

         At October 1, 2000, the Company's investment portfolio consisted of marketable debt securities classified as held-to-maturity and available-for-sale as well as marketable equity securities classified as available-for-sale. The carrying amount of the investment portfolio by investment type and classification as of October 1, 2000 is as follows (in thousands):

                                               Held-to-Maturity        Available-for-Sale                Total
                                               ----------------        ------------------            ------------
         Short-term:
           Corporate debt securities              $    12,425              $        -                $    12,425
                                                  -----------              ----------                -----------
         Long-term:
           Corporate debt security                      5,009                       -                      5,009
           State debt security                              -                   2,750                      2,750
           Corporate debt security                          -                   1,000                      1,000
           Common stock                                     -                     143                        143
                                                  -----------              ----------                -----------
           Total long-term securities                   5,009                   3,893                      8,902
                                                  -----------              ----------                -----------
         Total investments                        $    17,434              $    3,893                $    21,327
                                                  ===========              ==========                ===========

         Held-to-maturity debt securities are carried at amortized cost. The fair value of the held-to-maturity debt securities approximates $17,372,000 at October 1, 2000, based upon broker quotes. The gross unrecognized holding loss approximates $62,000 at October 1, 2000.

         Available-for-sale debt securities are carried at fair market value with the unrealized gains and losses, net of tax, reported in stockholders' equity until realized. Gains and losses on securities sold are based upon the specific identification method. At October 1, 2000, the cost of available-for-sale debt securities was equal to fair value (based upon broker quotes); accordingly, there were no unrealized gains or losses. There have been no realized gains or losses for the year ended October 1, 2000.

         Available-for-sale equity securities are carried at fair market value with the unrealized gains and losses, net of tax, reported in stockholders' equity until realized. Gains and losses on equity securities sold are based upon the specific identification method. At October 1, 2000, the fair value of the equity securities (based upon broker quotes) was less than the cost. The net unrealized loss included in stockholders' equity was $44,000 (net of tax of $28,000). There were no realized gains or losses on the sale of available-for-sale equity securities other than those discussed in Note 6.

         Scheduled maturities of investments in debt securities is as follows (in thousands):

                                                       Held-to-Maturity                  Available-for-Sale
                                                       -----------------                 ------------------

         Less than one year                                 $    12,425                          $       -
         Due in 1-2 years                                         5,009                                  -
         Due after 5 years                                            -                              3,750
                                                            -----------                          ---------
         Total                                              $    17,434                          $   3,750
                                                            ===========                          =========

         There were no investments at September 26, 1999 other than the investment in Emcore Corporation ("Emcore") preferred stock discussed in Note 6.

4.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                         October 1,              September 26,
                                                                            2000                     1999
                                                                        -----------              -------------

                Raw materials, work in process and supplies              $    6,187                 $  5,226
                Finished goods                                                4,892                    4,324
                                                                         ----------                 --------
                Total                                                    $   11,079                 $  9,550
                                                                         ==========                 ========

5.       PROPERTY, PLANT AND EQUIPMENT

         Property,   plant  and   equipment   consisted  of  the  following  (in
         thousands):

                                                     Estimated           October 1,             September 26,
                                                   Useful Lives             2000                    1999
                                                   ------------          ----------             -------------

                Land and improvements                        -           $     691               $       740
                Buildings and improvements          5-40 years              15,663                    14,804
                Machinery, equipment and office
                     furnishings                    3-20 years              54,385                    32,481
                Construction in progress                     -               7,057                    11,816
                                                                         ---------               -----------
                                                                            77,796                    59,841
                Accumulated depreciation                                   (20,410)                  (16,037)
                                                                         ---------               -----------
                Total                                                    $  57,386               $    43,804
                                                                         =========               ===========

         Depreciation  expense was  $5,524,000,  $3,185,000  and  $2,921,000 for
         Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

6.       INVESTMENT IN PREFERRED STOCK

         On November 30, 1998, the Company purchased 642,857 shares of the Series I Redeemable Convertible Preferred Stock ("Preferred Stock") of Emcore for approximately $9,000,000 ($14.00 per share). The shares were offered pursuant to a private placement by Emcore.

         Dividends on the Preferred Stock were cumulative and were payable at Emcore's option, in cash or additional shares of Preferred Stock on March 31, June 30, September 30 and December 31, commencing December 31, 1998 at the annual rate of 2% per share of Preferred Stock on the liquidation preference thereof (equivalent to $0.28 per annum per share of Preferred Stock).

         Shares of the Preferred Stock were convertible at any time, at the option of the holders thereof, into shares of common stock of Emcore on a one-for-one basis, subject to adjustment for certain events.

         The Preferred Stock was redeemable, in whole or in part, at the option of Emcore at any time Emcore's common stock traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share plus accrued and unpaid dividends, if any, to the redemption date. Emcore was required to provide not less than 30 days and not more than 60 days notice of the redemption. The shares of Preferred Stock were subject to mandatory redemption by Emcore on November 17, 2003 at a price of $14.00 per share plus accrued and unpaid dividends.

         In June of 1999, the Company converted 270,000 shares of the Preferred Stock into 270,000 shares of Emcore common stock. The Company then sold its 270,000 shares of Emcore common stock for $4,822,200 in conjunction with a public stock offering by Emcore. The Company recognized a gain on the sale of approximately $898,000, net of certain transaction costs.

         On September 26, 1999, the closing sales price of Emcore's common stock on the Nasdaq National Market was $14.4375. This resulted in an unrealized gain of $100,000 (net of taxes of $63,000) as of September 26, 1999.

         During the first quarter of Fiscal 2000, the Company converted the remaining 372,857 shares of its Emcore preferred stock into 372,857 shares of Emcore common stock. The common stock was then sold in the open market for approximately $8,125,000. This resulted in a gain of approximately $2,905,000, net of certain transaction costs.

7.       NOTE RECEIVABLE

         On June 10, 1996, the Company sold substantially all the assets net of certain liabilities of its Ensolite closed cell foam division to Rubatex Corporation ("Rubatex") for $25,000,000. Proceeds consisted of cash of $20,000,000 and an unsecured promissory note receivable (the "Note") in the amount of $5,000,000 of RBX Group, Inc. ("RBX"), the parent of Rubatex. Interest on the Note was payable semi-annually at 11.75% per annum. The Note was to mature on May 1, 2006.

         In January 1998, the Company brought suit to compel RBX to honor a mandatory early redemption obligation under the terms of the $5,000,000 Note. In March 1998, Rubatex filed a counterclaim asserting that the Ensolite machinery purchased was in breach of the Company's warranties when Rubatex purchased it in June 1996. RBX did not make the semi-annual interest payment on the Note of $293,750 on May 1, 1998. The Company stopped accruing interest on the Note as of June 29, 1998. As of September 26, 1999, the Company had accrued interest receivable related to the Note of approximately $387,000. In March of 2000, the Company fully reserved its note receivable and related accrued interest from RBX in the amount of $5,387,000. This was a result of a determination that based on recent events at RBX, which included the effects of a prolonged strike at its major facility, the financial condition of RBX had deteriorated such that collectibility of the note receivable and related accrued interest was in doubt. On June 22, 2000, the Company settled all outstanding claims and counterclaims with RBX for a cash payment from RBX of $250,000. The settlement is included in selling and administrative costs for the year ended October 1, 2000 and is substantially offset by legal costs incurred.

8.       ACQUISITION OF STERLING SEMICONDUCTOR, INC.

         On May 31, 2000, the Company completed a merger with Sterling Semiconductor, Inc. ("Sterling") whereby Sterling became a wholly-owned subsidiary of the Company. Sterling is a developer and manufacturer of silicon carbide ("SiC") semiconductor wafer substrates and substrates with epitaxial thin film coatings.

         Under the terms of the merger agreement, the Company exchanged 1.1965 shares of its common stock for each share of Sterling's issued and outstanding preferred and common stocks and exchanged Company employee stock options for 1.1965 shares of the Company's common stock for each share of Sterling common stock covered by an outstanding Sterling employee stock option (the majority of which were vested). This resulted in an issuance of 1,531,656 shares of the Company's common stock valued at approximately $31,655,000, the issuance of 508,219 of Company employee stock options valued at approximately $8,959,000, and the payment of approximately $2,000 for fractional shares. The total purchase price, including acquisition costs, approximated $41,333,000. The Company common stock issued was valued based upon the average market value of such shares on the dates surrounding the final purchase price adjustment, which occurred on April 30, 2000. The Company employee stock options issued were recorded at fair value calculated using the Black-Scholes option-pricing model.

         The Sterling merger was accounted for by the purchase method in accordance with the APB Opinion No. 16, Business Combinations. The results of operations of Sterling are included in the consolidated financial statements for the period June 1, 2000 through October 1, 2000. The purchase price was allocated to the estimated fair value of assets purchased, liabilities assumed and in-process research and development ("IPR&D") based on an independent appraisal and management estimates at the date of acquisition as follows (in thousands):


            Working capital (excluding cash)                     $        (521)
            Cash                                                           613
            Property, plant and equipment                                1,840
            Deferred tax asset                                           2,656
            Intangible assets                                            6,102
            Other assets                                                    81
            Goodwill                                                    28,415
            Notes payable                                               (1,051)
            Other liabilities                                           (3,392)
                                                                 -------------
            Net value of purchased assets                               34,743
            Purchased in-process research and development                6,590
            Value of common stock and employee
               stock options issued                                    (40,614)
            Cash paid for fractional shares                                 (2)
            Accrued acquisition costs                                     (717)
                                                                 -------------
            Cash due at closing                                  $           -
                                                                 =============

         Included in other liabilities as of the acquisition date is approximately $2,640,000 related to the Company's investment in Sterling prior to the merger. Subsequent to the merger, this amount was converted to a capital contribution.

         The excess of the purchase price over the fair value of the net identifiable assets, totaling $28,415,000 was allocated to goodwill and is being amortized on a straight-line basis over 5 years.

         Approximately $6,102,000 of the purchase price was allocated to identifiable intangible assets including existing product line, core technology and trained workforce. These intangible assets are being amortized over a 5-year period.

         Approximately $6,590,000 of the purchase price was allocated to IPR&D for research and development projects of Sterling that were in various stages of development, had not reached technological feasibility and for which there was no alternative future use. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D that have not reached technological feasibility and for which there is no alternative use must be charged to expense as part of the allocation of the purchase price. The IPR&D was charged to expense in the fourth quarter of Fiscal 2000 and had no tax benefit.

         The identifiable intangible assets and IPR&D were valued on the acquisition date using an income approach and, in the case of the trained workforce intangible asset, a cost to replicate approach. In the income approach, a cash flow was developed associated with the respective  asset  after  charges  for the use of  existing  assets (as applicable) and consideration of the economic life of the asset (reflected by the obsolescence factor). The income stream was discounted to its present value based upon the estimated discount rate. The discount rate was based upon our required rate of return, useful life of the technology and risks associated with the timely completion of the product lines. In the case of IPR&D, the "exclusionary rule" was applied by which the indicated value was multiplied by the estimate of the percentage of the total technology that was complete as of the valuation date. Percentage of completion was determined based upon the relative number of critical issues solved to the total number of critical issues identified. Significant appraisal assumptions include revenue projections, margins and expense levels and the risk adjusted discount rate applied to the project's expected cash flows.

         As of the acquisition date, Sterling had developed a commercial production capability for 2-inch 4H and 6H (measures of hardness) SiC wafers. Sterling was also engaged in concurrent efforts to develop potential product lines for large diameter (3-inch and 4-inch 4H and 6H) wafers, semi-insulating wafers, epitaxial coatings and device designs that would produce an economical device die for discrete semiconductor devices.

         The purchased IPR&D is summarized as follows (in thousands):

             IPR&D Technology             Discount     Economic     Percent                   Expected Date for
               Description                  Rate         Life       Complete    Fair Value     Full Commercial
                                                                                                  Viability
          ---------------------------     --------    ---------     --------    ----------    -----------------
          3" and 4" large diameter
            SiC wafers                     32.7%      11 years        70%         $    858            2004
          Semi-insulating wafers           32.7%      11 years        75%              456            2004
          Epitaxy coatings                 32.7%      11 years        40%              723            2005
          Devices                          32.7%      11 years        40%            4,553            2005
                                                                                  --------
          Total IPR&D                                                             $  6,590
                                                                                  ========

         The cost to complete all projects approximates $13,200,000. The nature of the efforts required to develop the acquired IPR&D into technologically feasible and commercially viable products principally relate to the completion of all planning, design and testing activities necessary to establish a product that can be produced to meet its design requirements including functions, features and technical performance requirements. The Company currently expects the acquired IPR&D will be successfully developed but there can be no assurance the technological feasibility or commercial viability of these products will be achieved. If none of these products are successfully developed, the Company's sales and profitability may be adversely affected in future periods.

         The following pro forma data summarize the results of operations for the periods indicated as if the Sterling acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes. The pro forma results do not include an adjustment for IPR&D. These pro forma results are not necessarily indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands):

                                                      Fiscal Year Ended
                                               ---------------------------------
                                                 October 1,       September 26,
                                                    2000              1999
                                               -------------- ------------------
         Pro forma net sales                    $   70,417        $   73,162
         Pro forma net income (loss)            $   39,447        $   (3,669)
         Pro forma earnings (loss) per share:
           Basic                                $     1.58        $    (0.15)
           Diluted                              $     1.58        $    (0.15)

         The acquisition costs for Sterling primarily include approximately $428,000 paid to an investment banking firm that employs relatives of one of the Company's executive officers and approximately $137,000 paid to a law firm of which one of the Company's directors is a senior partner.

9.       OTHER ASSETS

         Other assets consisted of the following (in thousands):

                                                          October 1,              September 26,
                                                             2000                     1999
                                                         -----------              -------------

                  Intangible assets                      $   5,695                $       -
                  Patents and trademarks                     3,109                    3,371
                  Technology license                         1,000                    5,000
                  Deposits                                     518                      472
                  Other                                      2,853                    1,305
                                                         ---------                ---------
                  Total                                  $  13,175                $  10,148
                                                         =========                =========

         Intangible assets were acquired in connection with the Sterling acquisition (Note 8) and are reported net of accumulated amortization of $407,000 at October 1, 2000. Patents and trademarks are reported net of accumulated amortization of $2,562,000 and $2,300,000 at October 1, 2000 and September 26, 1999, respectively.

         During Fiscal 1999 and Fiscal 1998, the Company paid a total of $5,000,000 to Emcore in connection with a technology license dated September 29, 1997, for certain technology relating to the manufacture of epitaxial wafers used in high brightness light emitting diodes ("LEDs") for lamps and display devices (Note 18). During the fourth quarter of Fiscal 2000, the Company wrote down the value of its technology license in the amount of $4,000,000 based on its decision to pursue its own research and development efforts. The remaining value of the technology license will be amortized over the estimated life of the technology once sales from internal production have commenced.

10.      LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                         October 1,               September 26,
                                                             2000                       1999
                                                        -----------               -------------

        Revolving credit agreement                       $    1,266                  $    6,878
        Unsecured promissory notes                            3,069                       4,524
        Capital lease obligations                            17,829                      18,249
                                                         ----------                  ----------
                                                             22,164                      29,651
        Less current portion                                 (6,702)                     (5,282)
                                                         ----------                  ----------
        Long-term debt, net of current portion           $   15,462                  $   24,369
                                                         ==========                  ==========

         Debt amounts become due during subsequent fiscal years ending in September as follows (in thousands):

                                         2001                        $    6,702
                                         2002                             5,372
                                         2003                             5,881
                                         2004                             3,993
                                         2005                               216
                                                                     ----------
                                         Total debt                   $  22,164
                                                                     ==========

         CIT Revolving Credit Agreement

         On April 14, 1998, the Company entered into an Amendment and Consent Agreement with CIT whereby the Company's existing revolving credit arrangement was amended to permit the Company to borrow the lesser of $10,000,000 or the sum of 85% of Eligible Receivables plus 55% of Eligible Inventories as defined in the agreement. On April 1, 1999, in connection with the creation of Uniroyal Engineered Products, Inc., the CIT revolving credit agreement was assumed by Uniroyal Engineered Products, Inc. The collateral securing the credit line includes only the assets of Uniroyal Engineered Products, Inc. Interest on the CIT revolving credit agreement is payable monthly at Prime plus .5% per annum or at the LIBOR rate plus 2.75% per annum if the Company elects to borrow funds under a LIBOR loan as defined in the agreement. The loan matures on June 5, 2001 and is subject to automatic one year renewals unless the agreement is terminated by either party with a 90 day notice and is therefore included as a short-term obligation at October 1, 2000. All of Uniroyal Engineered Products, Inc.'s trade accounts receivables and inventories are pledged as collateral for this loan. The agreement restricts the creation of certain additional indebtedness. The Company was in compliance with the covenants under this agreement at October 1, 2000. At October 1, 2000, the Company had approximately $1,266,000 of outstanding borrowings under the revolving credit agreement and $7,005,000 of availability. The Company had $6,878,000 of outstanding borrowings under this agreement at September 26, 1999. The weighted average interest rate on the CIT revolving credit agreement was 9.1% during Fiscal 2000 and 8.28% during Fiscal 1999.

         Unsecured Promissory Notes

         On May 31, 2000, in connection with the acquisition of Sterling, the Company assumed an unsecured promissory note payable with a balance of approximately $833,000. The note was payable in two equal installments of approximately $416,500 on September 1, 2000 and September 1, 2001, plus accrued interest at the stated rate of 10.50%. At October 1, 2000, the balance of this note payable approximates $416,500.

         On June 14, 1999, in connection with the purchase of Happel Marine, Inc., the Company issued unsecured promissory notes for $2,400,000 and $511,007. The $2,400,000 note is payable in four equal annual installments beginning January 15, 2000, plus accrued interest at the stated rate of 7.75% per annum. The $511,007 note is payable in two equal annual installments beginning January 15, 2000, plus accrued interest at the stated rate of 7.75%. The notes were adjusted to $2,500,030 and $533,114, respectively, in connection with a subsequent purchase price adjustment in September, 1999. At October 1, 2000, the balances of these notes approximate $1,875,000 and $267,000, respectively.

         The Company entered into an unsecured promissory note the balance of which was $817,000 at September 26, 1999, in connection with a prior year treasury stock purchase at a stated rate of 8.0%. To the extent the stated rate was below the current market rate, the Company imputed interest at the market rate in effect on the date of the respective transaction. The note was repaid during Fiscal 2000.

         Capital Lease Obligations

         The Company leases certain machinery and equipment under non-cancelable capital leases which extend for varying periods up to 5 years. Capital lease obligations entered into during Fiscal 2000 were primarily related to the Company's majority owned joint venture, Uniroyal
         Optoelectronics, LLC. The Company is a guarantor of the Uniroyal Optoelectronics capital lease obligations. The weighted average interest rate on these obligations was 8.9% in Fiscal 2000 and 8.8% in Fiscal 1999.

         The approximate minimum future lease obligations on long-term non-cancelable capital lease obligations included in long-term debt during subsequent fiscal years ending in September are as follows (in thousands):

                                   Fiscal Year

                                     2001                             $   5,427
                                     2002                                 5,710
                                     2003                                 5,759
                                     2004                                 4,141
                                     2005                                   220
                                                                       ---------
                                                                         21,257
                                     Less imputed interest               (3,428)
                                                                      ---------
                                     Total                            $  17,829
                                                                      =========

         Interest is imputed using the rate that would equate the present value of the minimum lease payments to the fair value of the leased equipment.

         Senior Secured Notes

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

11.      DISCONTINUED OPERATIONS

         On December 24, 1999, the Company entered into a definitive agreement to sell certain net assets of its High Performance Plastics segment for $217,500,000 in cash to Spartech Corporation ("Spartech"). The transaction closed on February 28, 2000, and resulted in cash proceeds of $208,976,000 net of certain transaction costs and preliminary purchase price adjustments (the "Spartech Sale"). The ultimate purchase price adjustments have not been agreed to by both parties. The Company estimates, and has provided for, an ultimate reduction in purchase price of approximately $5,100,000, which would result in a loss of the $5,000,000 holdback as well as an additional payment from the Company to Spartech of approximately $100,000. In addition to what the Company has provided for, Spartech is seeking an additional purchase price reduction up to approximately $4,237,000. Management believes the ultimate resolution of the purchase price adjustment should not have a material adverse effect on the results of operations, cash flows or financial position. After consideration of the estimated purchase price adjustments of $5,100,000, the Company recorded a gain on the sale of approximately $55,821,000 (net of taxes of approximately $38,146,000).

         The accompanying consolidated financial statements reflect the High Performance Plastics segment as discontinued operations in accordance with APB Opinion No. 30, Reporting Results of Operations.

         Net liabilities of the discontinued operations of the High Performance Plastics segment have been segregated on the October 1, 2000 and September 26, 1999 balance sheets, the components of which are as follows (in thousands):


         Net Liabilities of Discontinued Operations
                                                                          October 1,         September 26,
                                                                             2000                1999
                                                                        ------------         -------------
        Assets:
        Cash                                                            $       100          $        37
        Trade receivables                                                        21               18,261
        Inventories                                                               -               30,028
        Deferred income taxes                                                   186                2,030
        Prepaids and other assets                                               466                1,712
        Property, plant and equipment - net                                       -               45,099
        Goodwill - net                                                            -               11,142
        Other assets - net                                                        -                4,258
                                                                        -----------          -----------
        Total assets                                                            773              112,567
                                                                        -----------          -----------
        Liabilities:
        Current portion of long-term debt                                       158                8,805
        Trade payables                                                          432               13,323
        Other accrued expenses                                                4,815                7,429
        Long-term debt, net of current portion                                    -               84,552
        Deferred income taxes                                                     -                6,322
        Other liabilities                                                         -                  516
                                                                        -----------          -----------
        Total liabilities                                                     5,405              120,947
                                                                        -----------          -----------
        Net liabilities of discontinued operations                      $     4,632          $     8,380
                                                                        ===========          ===========

         The results of operations for all periods presented have been restated for discontinued operations. The operating results of discontinued operations are as follows (in thousands):

                                                                                 Fiscal Years Ended
                                                                --------------------------------------------------
                                                                   October 1,      September 26,     September 27,
                                                                      2000             1999              1998
                                                                -------------      -------------     -------------

        Net sales                                               $    55,001        $   130,219        $   128,580
        Cost of goods sold                                           44,434             93,367             90,638
        Selling and administrative                                    3,933             15,538             15,947
        Depreciation and other amortization                           2,511              5,652              5,479
        Loss on assets to be disposed of                                  -                144                407
        Gain on sale of segment                                     (96,027)                 -                  -
                                                                -----------        -----------        -----------
        Income before interest expense and income taxes             100,150             15,518             16,109
        Interest expense - net                                       (3,620)            (8,574)            (7,219)
                                                                -----------        -----------        -----------
        Income before taxes                                          96,530              6,944              8,890
        Tax expense                                                 (39,184)            (2,675)            (3,164)
                                                                -----------        -----------        -----------
        Net income from discontinued operations                 $    57,346        $     4,269        $     5,726
                                                                ===========        ===========        ===========

         The following note relates to the business of the High Performance Plastics segment.


         HPPI Credit Agreement

         On April 14, 1998, the Company transferred all of the assets of its High Performance Plastics segment to a newly created wholly-owned subsidiary, HPPI. On that same day HPPI, as borrower, entered into a credit agreement with Uniroyal HPP Holdings, Inc. (the parent of HPPI and a wholly-owned subsidiary of the Company), the Company, the banks, financial institutions and other institutional lenders named therein, Fleet National Bank (as Initial Issuing Bank, Swing Line Bank and Administrative Agent) ("Fleet") and DLJ Capital Funding, Inc. as Documentation Agent (the "Credit Agreement"), providing among other things, for the borrowing by HPPI of an aggregate principal amount of up to $110,000,000 (the "Fleet Financing"). The $110,000,000 line under the Credit Agreement was composed of a $30,000,000 Term A Advance, for which the weighted average interest rate was 8.0% in Fiscal 2000 and 7.36% in Fiscal 1999, a $60,000,000 Term B Advance for which the weighted average interest rate was 8.3% in Fiscal 2000 and 7.57% in Fiscal 1999, and a $20,000,000 Revolving Credit Advance for which the weighted average interest rate was 8.8% in Fiscal 2000 and 8.31% in Fiscal 1999. The Fleet Financing was repaid on February 28, 2000, in connection with the Spartech Sale.

         The advances under the Credit Agreement were collateralized by a lien on substantially all of the non-cash assets of HPPI. The Credit
         Agreement contained certain covenants which limited, among other things, HPPI's ability to incur additional debt, sell its assets, pay cash dividends, make certain other payments and redeem its capital stock. The Credit Agreement also contained covenants which required the maintenance of certain ratios. HPPI was in compliance with those covenants at September 26, 1999. The Credit Agreement also contained annual mandatory pre-payments of principal equal to 50% of HPPI's annual Excess Cash Flow (as defined in the Credit Agreement) beginning September 26, 1999. No such prepayment was due on September 26, 1999.

         Under the terms of the Credit Agreement, HPPI was required to obtain and keep in effect one or more interest rate Bank Hedge Agreements (as defined in the Credit Agreement) covering at least 50% of the Term A and Term B Advances, for an aggregate period of not less than three years. On May 14, 1998, HPPI entered into three interest rate swap agreements with two banks. The first agreement was a fixed rate swap on $30,000,000 notional amount with an expiration date of May 14, 2003. HPPI's fixed LIBOR rate of interest on this swap was 5.985%. HPPI paid or received interest based upon the differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate was adjusted monthly. The second agreement was a cancelable interest rate swap on $30,000,000 notional amount with an expiration date of May 14, 2003. HPPI's fixed LIBOR rate of interest on this swap was 5.7375%. HPPI paid or received interest based upon the differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate was adjusted quarterly. The bank had the option to cancel this swap on May 14, 2001. The third agreement was a cancelable interest rate swap on $20,000,000 notional amount with an expiration date of May 14, 2000. HPPI's fixed LIBOR rate of interest on this swap was 5.6725%. HPPI paid or received interest based upon the rate differential between HPPI's fixed LIBOR rate and the bank's floating LIBOR rate. The bank's floating LIBOR rate was adjusted quarterly. The bank had the option to cancel this swap on May 14, 1999 which it did not exercise. The differential on interest rate swaps was accrued as interest rates changed and was recognized as an adjustment to interest expense over the life of the agreements. The fair value of these interest rate swap agreements represented the estimated receipts or payments that would be made to terminate the agreements. The interest rate swap agreements were terminated on February 28, 2000 in connection with the repayment of the Fleet Financing. HPPI received $950,000 upon termination and recorded this amount as a gain on interest rate swap termination. The gain on interest rate swap termination is included in selling and administrative expenses of discontinued operations.

         In connection with the Fleet Financing, the Company incurred approximately $3,545,000 in debt issuance costs. The costs were capitalized and were amortized using the interest method over the lives of the agreements. The remaining unamortized amount at February 28, 2000 was written-off in connection with the Spartech Sale and the repayment of the Fleet Financing.

12.      OTHER LIABILITIES

         Other liabilities consisted of the following (in thousands):

                                                           October 1,               September 26,
                                                              2000                      1999
                                                         ----------                 -------------
               Accrued retirement benefits                $    22,545                $    14,653
               Taxes, other than income                            74                         71
               Other                                            1,181                        564
                                                          -----------                -----------
               Total                                      $    23,800                $    15,288
                                                          ===========                ===========

13.      INCOME TAXES

         The effective tax rate differs from the statutory federal income tax rate for the following reasons (in thousands):

                                                                             Fiscal Years Ended
                                                           ---------------------------------------------------------
                                                           October 1,           September 26,          September 27,
                                                              2000                  1999                   1998
                                                           ----------           -------------          -------------
         Income tax (benefit) expense calculated at
           the statutory rate applied to
           (loss) income before income tax,
           discontinued operations and
           extraordinary item                             $   (12,895)          $      (435)           $     1,925

         Increase (decrease) resulting from:

           Capital loss from medical benefits
             subsidiary                                             -               (15,980)                     -

           Valuation allowance                                (13,702)               13,702                      -

           Goodwill                                             3,061                     -                      -

           State income tax                                    (1,797)                  103                    (31)

           Research and development credit                       (894)                    -                      -

           Other                                                   45                    90                    448

           Exclusion of extraordinary loss on
             the extinguishment of debt                             -                     -                 (2,787)

           Amortization of reorganization
             value in excess of amounts
             allocable to identifiable assets                       -                     -                    101
                                                          -----------           -----------            -----------
         Income tax benefit                               $   (26,182)          $    (2,520)           $      (344)
                                                          ===========           ===========            ===========

         Allocation of income tax benefit is as follows (in thousands):

                                                                            Fiscal Years Ended
                                                      -------------------------------------------------------------
                                                       October 1,            September 26,            September 27,
                                                          2000                   1999                     1998
                                                      ------------           -------------            -------------
         (Loss) income before extraordinary
            item                                      $   (26,182)           $    (2,520)             $     2,443
         Extraordinary item                                     -                      -                   (2,787)
                                                      -----------            -----------              -----------
         Income tax benefit                           $   (26,182)           $    (2,520)             $      (344)
                                                      ===========            ===========              ===========

         Income tax (benefit) expense consisted of the following components (in thousands):

                                                                       Fiscal Years Ended
                                                 -------------------------------------------------------
                                                  October 1,         September 26,         September 27,
                                                     2000                1999                   1998
                                                 -----------         -------------         -------------
         Current:
           Federal                               $    (30,786)       $    (2,948)           $    (2,593)
           State                                       (2,581)              (278)                   (31)
                                                 ------------        -----------            -----------
             Total                               $    (33,367)       $    (3,226)           $    (2,624)
                                                 ============        ===========            ===========
         Net deferred tax expense:
           Federal                               $      6,401        $       325            $     2,280
           State                                          784                381                      -
                                                -------------        -----------            -----------
             Total                               $      7,185        $       706            $     2,280
                                                 ============        ===========            ===========
         Total:
           Federal                               $    (24,385)       $    (2,623)           $      (313)
           State                                       (1,797)               103                    (31)
                                                -------------        -----------            -----------
             Total                               $    (26,182)       $    (2,520)           $      (344)
                                                 ============        ===========            ===========

         The components of the deferred tax assets and liabilities were as follows (in thousands):

                                                                            October 1, 2000
                                                         ---------------------------------------------------
                                                            Assets            Liabilities           Total
                                                         -----------         ------------        -----------
         Current
         -------
         Accrued expenses deductible in future
           periods                                       $    5,460           $       -          $    5,460
                                                         ===========          =========          ==========
         Non-Current
         -----------
         Acquired tax loss carryforward
           benefits                                      $    4,976           $       -          $    4,976
         Book basis in excess of tax basis of
           assets                                                 -              (4,214)             (4,214)
         Long-term accrual of expenses
           deductible in future periods                       7,066                   -               7,066
                                                         ----------           ---------          ----------
              Total                                      $   12,042           $  (4,214)         $    7,828
                                                         ==========           =========          ==========

                                                                      September 26, 1999
                                                        --------------------------------------------------
                                                          Assets            Liabilities            Total
                                                        ----------          -----------          ---------
         Current
         -------
         Accrued expenses deductible in future
           periods                                      $    2,779           $       -          $    2,779
                                                        ==========           =========          ==========
         Non-Current
         -----------
         Acquired tax loss carryforward
           benefits                                     $    4,951           $       -          $    4,951
         Net operating loss carryforward                     5,496                   -               5,496
         Capital loss                                       13,702                   -              13,702
         Valuation allowance                               (13,702)                  -             (13,702)
         Book basis in excess of tax basis of
           assets                                                -              (1,577)             (1,577)
         Long-term accrual of expenses
           deductible in future periods                      6,141                   -               6,141
         AMT credit carryforward                               339                   -                 339
                                                        ----------           ---------          ----------
           Total                                        $   16,927           $  (1,577)         $   15,350
                                                        ==========           =========          ==========

         The acquired tax loss carryforward benefits expire in various years starting in the year 2007 through 2020. These acquired tax loss benefits consist of tax net operating loss carryforwards from acquisitions of subsidiaries and are subject to an annual limitation. The annual limitation on utilization of the acquired net operating losses is approximately $4,000,000 per year.

         In Fiscal 1999, the Company established a subsidiary to administer the Company's employee medical benefits program. The Company realized a one-time federal capital loss tax benefit of approximately $15,980,000 arising from the sale of a portion of the stock of this subsidiary. However, due to the uncertainty regarding the Company's ability to utilize this capital loss in the future, only $2,278,000 of this benefit was recognized in Fiscal 1999 as an offset against current and previous capital gains. In Fiscal 2000, the Company realized an additional state tax benefit of $936,000 and the $13,702,000 previous federal balance of this benefit was recognized as an offset to a portion of the capital gain realized upon the sale of the High Performance Plastics segment.

14.      STOCKHOLDERS' EQUITY

         The Company's certificate of incorporation provides that the authorized capital stock of the Company consists of 35,000,000 shares of common stock and 1,000 shares of preferred stock, each having a par value of $0.01 per share. At October 1, 2000, 30,707,976 shares of common stock were issued or to be issued.

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

         Common Stock

         The holders of record of shares of common stock are entitled to receive dividends when and as declared by the Board of Directors of the Company, provided that the Company has funds legally available for the payment of dividends and is not otherwise contractually restricted from the payment of dividends. The Company declared no such dividends during Fiscal 2000, Fiscal 1999 and Fiscal 1998.

         Treasury Stock Transactions

         During Fiscal 2000 and Fiscal 1999, the Company received 109,149 and 260,764 shares of its common stock, respectively, in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $1,368,000 in Fiscal 2000 and $1,345,000 in Fiscal 1999 (which were calculated based on the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of October 1, 2000 and September 26, 1999.

         During Fiscal 2000 and Fiscal 1999, the Company repurchased 1,008,496 and 1,810,970 shares, respectively, of its common stock in the open market for approximately $13,547,000 and $8,451,000, respectively.

         During Fiscal 1999, the Company received 506,580 shares of its common stock in connection with the final distributions of the bankruptcy proceedings, 36,542 of which were purchased at a cost of approximately $181,000. No such shares were received or purchased during Fiscal 2000.

         During Fiscal 2000 and Fiscal 1999, the Company  repurchased 47,984 and
         95,424   shares  of  its  common  stock  from  its  benefit  plans  for approximately $303,000 and $482,000, respectively.

         During Fiscal 1998, the Company repurchased 1,000,000 shares of its common stock for $2,187,500 in connection with the sale by the Pension Benefit Guaranty Corporation ("PBGC") of all of its holdings of the Company's common stock. Also during Fiscal 1998, the Company repurchased 600,000 shares of its common stock, previously issued in connection with the Fiscal 1997 purchase of Townsend Plastics, for $250,000 cash and an unsecured promissory note for $2,450,000 (Note 10) and repurchased 100,000 shares of its common stock, previously issued in connection with the Fiscal 1997 acquisition of C. Gunther Company, for $431,250.

         Subsequent to the fiscal year ended October 1, 2000, and as of November 30, 2000, the Company repurchased approximately 459,200 shares of its common stock in the open market for approximately $3,640,900.

         Warrants

         The Company has 367,885 warrants outstanding to purchase an aggregate of 735,770 shares of its common stock at a price equal to $4.375 per warrant, subject to adjustments under certain circumstances. All outstanding warrants are exercisable at any time on or prior to June 1, 2003, at which time they will terminate and become void. The Company originally issued 800,000 warrants to purchase an aggregate of 1,600,000 shares of its common stock in connection with the issuance of its Senior Secured Notes in Fiscal 1993. The warrants were detachable from the Senior Secured Notes and, therefore, were allocated a portion of the proceeds in the amount of approximately $1,566,000, which was their market value at the time they were issued. This amount was added to additional paid-in capital. During Fiscal 2000, 169,650 warrants were exercised resulting in cash proceeds of approximately $742,000. No warrants were exercised in Fiscal 1999. During Fiscal 1999, the Company repurchased 45,615 of its outstanding warrants for approximately
         $292,000. No warrants were repurchased during Fiscal 2000. As of September 26, 1999, no warrants had been exercised.

         Stock Compensation Plans

         At October 1, 2000, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans except as indicated below. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except earnings per share information):

                                                                            Fiscal Years Ended
                                                           ----------------------------------------------------
                                                            October 1,        September 26,       September 27,
                                                               2000                1999                1998
                                                           -----------        -------------       -------------
         Net income:
           As reported                                      $   46,687          $    5,520          $    2,390
           Pro forma                                        $   43,090          $    4,778          $    2,175
         Earnings per share - basic:
           As reported                                      $     1.87          $     0.23          $     0.09
           Pro forma                                        $     1.73          $     0.20          $     0.08
         Earnings per share - assuming dilution:
           As reported                                      $     1.87          $     0.21          $     0.08
           Pro forma                                        $     1.73          $     0.18          $     0.07

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal years ended October 1, 2000, September 26, 1999 and September 27, 1998, respectively: expected volatility of 58.65%, 44.16% and 45.46%, dividend yield of 0% for all years, risk-free interest rates of 6.23%, 6.014% and 4.523% and expected lives of 3 to 10 years.

         The Company has reserved 2,727,272 shares of common stock to be issued and sold pursuant to the 1992 Stock Option Plan that was adopted by the Company on September 27, 1992. Generally, of the options granted under this plan, 60% vested on May 1, 1994 and the remainder vested on November 1, 1995. Vesting provisions for any additional options will be determined by the Board of Directors of the Company at the time of the grant of such options. The stock options are exercisable over a period determined by the Board of Directors or its Compensation Committee, but no longer than ten years after the date granted.

         During the fiscal year ended September 26, 1993, the Company adopted the 1992 Non-Qualified Stock Option Plan available for non-officer directors. This plan provides that directors who are not officers of the Company are entitled to forego up to 100% of their annual retainer in exchange for options to purchase the Company's common stock at an option price of 50% of the market price of the underlying common stock at the date of grant. The options are exercisable for a period of 10 years from the date of the grant of each option. Compensation expense related to these options was approximately $118,000, $109,000 and $64,000 during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

         During the fiscal year ended October 2, 1994, the Company adopted the 1994 Stock Option Plan available for certain key employees of the Company. The Company has reserved approximately 1,624,000 shares of common stock to be issued under this plan, provided that the aggregate number of options that may be granted under the 1994 Stock Option Plan and all other stock option plans of the Company for employees may not at any time exceed in the aggregate 15% of the then currently authorized common stock outstanding, on a fully diluted basis. Stock options granted under this plan are exercisable until not later than January 1, 2004.

         During the fiscal year ended September 29, 1996, the Company adopted the 1995 Non-Qualified Stock Option Plan available for directors. Each director is granted an option to purchase 20,000 shares of the Company's common stock in the case of the initial grant and 10,000 shares for any subsequent grant. The initial grant occurred upon the adoption of this plan or, in the case of new directors, 30 days after becoming an eligible director of the Company. Options granted under this plan have a term of three years and may be exercised nine months after the date of the grant. This plan terminates on February 14, 2006. No director who is not an officer of the Company may receive options to purchase more than an aggregate of 60,000 shares of Common Stock in any calendar year under all of the Company's Stock Option Plans. The plan was amended by the Stockholders in 1999 to increase the annual amount from 20,000 to 35,000 shares of the Company's common stock.

         The following table summarizes all stock option transactions for the fiscal years ended October 1, 2000 and September 26, 1999:

                                                                         Fiscal Years Ended
                                                --------------------------------------------------------------------
                                                       October 1, 2000                     September 26, 1999
                                                -------------------------------      -------------------------------
                                                               Weighted-Average                     Weighted-Average
                                                  Shares        Exercise Price        Shares         Exercise Price
                                                ------------ ------------------      ------------ ------------------

          Outstanding at Beginning of Year       3,695,060         $    2.87          4,352,786         $    2.53
          Grants                                 3,382,079         $   11.37            374,200         $    3.88
          Exercised                             (1,125,520)        $    1.91           (996,926)        $    1.71
          Forfeited                                (15,000)        $   13.59            (35,000)        $    3.92
                                                ----------                           ----------
          Outstanding at End of Year             5,936,619         $    7.87          3,695,060         $    2.87
                                                ==========                           ==========
          Exercisable at End of Year             2,676,093                            2,059,210
                                                ==========                           ==========
          Weighted-average fair value of
          options granted during the year       $    10.84                           $     1.85

         The following table summarizes information about stock options at October 1, 2000:

                                    Options Outstanding                                     Options Exercisable
        ----------------------------------------------------------------------------    ----------------------------

                                  Number         Weighted-Average       Weighted-          Number        Weighted-
            Range of           Outstanding          Remaining            Average         Exercisable      Average
        Exercise Prices         at 10/1/00      Contractual Life      Exercise Price     At 10/1/00   Exercise Price
        ---------------        -----------      -----------------     --------------    ------------  --------------
       $ 0.00 - $ 2.99          1,331,616             3.97 Years        $    1.59        1,331,616       $    1.59
       $ 3.00 - $ 5.99          2,640,624             7.49 Years        $    4.56        1,020,992       $    4.50
       $ 6.00 - $ 8.99             78,343             7.33 Years        $    7.15           66,743       $    6.93
       $ 9.00 - $11.99            225,138             7.04 Years        $   10.57          211,094       $   10.53
       $12.00 - $14.99            156,148             8.50 Years        $   13.00           45,648       $   12.54
       $15.00 - $17.99          1,212,500             9.52 Years        $   17.18                -       $       -
       $18.00 - $20.99              2,750             9.65 Years        $   19.45                -       $       -
       $21.00 - $23.99            285,000             2.65 Years        $   23.03                -       $       -
           $29.25                   4,500             9.47 Years        $   29.25                -       $       -
                                ---------                                                ---------
                                5,936,619             6.89 Years        $    7.87        2,676,093       $    3.73
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

         The Company made an initial contribution to the ESOP of 850,000 shares of common stock. Future contributions by the Company were discretionary. The initial contribution was allocated to eligible employees of the Company ratably based upon the respective compensation levels of the eligible employees. Shares allocated to each participant account under the ESOP became vested upon the participant's completion of three years of cumulative service with the Company. The Company did not make any contributions to the ESOP nor did they have any ESOP expense during Fiscal 2000 and Fiscal 1998. During Fiscal 1999, the Company contributed approximately $40,000 to the ESOP. During Fiscal 1999, the Company merged the ESOP into the three existing employee savings plans effective October 1, 1998. No further contributions are to be made to the Plan, no further benefits will accrue to any participants in the Plan and the accounts of all participants in the Plan as of February 6, 1998 are vested.

15.      EMPLOYEE COMPENSATION

         Post-retirement Healthcare and Life Insurance Benefits

         Certain retired employees are currently provided with specified healthcare and life insurance benefits. Generally, the plan provides for reimbursement of approved medical and prescription drug costs not fully covered by Medicare. The plan also provides for certain deductibles and co-payments. The life insurance benefits provide for amounts based upon the retirees' compensation at the time of their retirement. Eligibility requirements for such benefits vary by division, but generally provide that benefits are available to employees who retire after a certain age with specified years of service or a combined total of age and years of service. The Company has the right to modify or terminate certain of these benefits. The Company's policy is to pay the actual expenses incurred by the retirees; the Company does not intend to fund any amounts in excess of those obligations. The Company is also obligated to provide benefits to certain salaried retirees of Uniroyal Plastics Company, Inc. ("UPC"), which is currently in liquidation proceedings under Chapter 7 of the U.S. Bankruptcy Code and is an affiliate of the Predecessor Companies (Note 16), and Uniroyal, Inc. ("Uniroyal") (not affiliated with the Company) who are class members under a federal district court order. The Company and Uniroyal, through Uniroyal Holdings, Inc., agreed to share on a 35%-65% basis, respectively, the costs of providing medical, prescription drug and life insurance benefits to these retirees. The Company is further obligated to make payments to a Voluntary Employee Benefits Association ("VEBA") established to provide benefits to certain retirees of the Predecessor Companies and UPC. The Company's post-retirement benefit plans are not funded.

         The Company adopted SFAS No. 106, Employer's Accounting for Post-retirement Benefits Other than Pensions, as of September 27, 1992, which requires that the cost of the foregoing benefits be recognized in the Company's consolidated financial statements over an employee's service period with the Company. The Company determined that the accumulated post-retirement benefit obligation ("Transition Obligation") of these plans upon adoption of SFAS No. 106 was $28,085,000. The Company elected to defer the recognition of the Transition Obligation and amortize it over the greater of the average remaining service period or life expectancy period of the participants, which were both expected to be approximately 16 years. In connection with the Spartech Sale, the Company recognized approximately $6,341,000 of the transition obligation as a reduction of the gain on sale.

         The components of net periodic benefit costs are as follows (in thousands):

                                                       October 1,          September 26,        September 27,
                                                          2000                 1999                 1998
                                                      -----------          -------------        -------------

         Service cost                                  $     132            $      61            $      52
         Interest cost                                     2,184                1,864                2,212
         Amortization of prior service credit                (14)                 (14)                 (14)
         Amortization of transition obligation               683                1,114                1,114
         Recognized actuarial loss                           310                  151                  289
                                                       ---------            ---------            ---------
         Net periodic benefit cost                     $   3,295            $   3,176            $   3,653
                                                       =========            =========            =========

         A reconciliation of the beginning and ending balances of benefit obligations and the funded status of the plans are as follows (in thousands):

                                                                   October 1,        September 26,
                                                                      2000                1999
                                                                  -----------        -------------
         Change in benefit obligations:
         Benefit obligation at beginning of year                  $    28,651         $    34,163
         Service cost before expenses                                     132                  61
         Interest cost                                                  2,184               1,864
         Benefit payments                                              (2,827)             (2,649)
         Actuarial (gain)/loss                                          3,529              (4,788)
                                                                  -----------         -----------
         Benefit obligation at end of year                        $    31,669         $    28,651
                                                                  ===========         ===========

         Reconciliation of funded status:
         Benefit obligation at end of year                        $    31,669         $    28,651
         Unrecognized actuarial loss                                   (5,980)             (2,762)
         Unrecognized prior service credit                                232                 247
         Unrecognized transition obligation                            (2,999)            (10,022)
                                                                  -----------         -----------
          Net amount recognized at year-end                       $    22,922         $    16,114
                                                                  ===========         ===========

         The weighted average discount rate assumptions were 7.5% at October 1, 2000, 6.75% at September 26, 1999 and 6.25% at September 27, 1998.

         The assumed healthcare cost trend rate used in measuring the healthcare benefits for Fiscal 2000 was a 8.0% average annual rate of increase in the per capita cost healthcare benefits. This rate is assumed to change over the years as follows: 7.5% for the fiscal years beginning 2001, 7.0% for the fiscal years beginning 2006, 6.5% for the fiscal years beginning 2011, 6.0% for the fiscal years beginning 2016, and 5.5% for the fiscal years beginning 2020 and later.

         Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage-point change in assumed cost trend would have the following effects for Fiscal 2000 (in thousands):

                                                                           1% Point Increase      1% Point Decrease
                                                                           -----------------      -----------------
         Effect on total of service and interest cost components for 2000      $    275                $   (234)
         Effect on year-end 2000 post-retirement benefit obligation               3,389                  (2,850)

         Post-retirement Benefit Plan

         Effective  October  1,  1998,  the  Company   established  an  unfunded
         post-retirement defined benefit plan for officers and certain key employees of the Company.

         The components of net periodic benefit costs are as follows (in thousands):

                                                                    October 1,        September 26,
                                                                       2000               1999
                                                                   -----------        -------------

         Service cost                                              $      487          $      525
         Interest cost                                                     35                   -
                                                                   ----------          ----------
         Net periodic benefit cost                                 $      522          $      525
                                                                   ==========          ==========

         The following table provides a reconciliation of the changes in the plan's benefit obligations and a reconciliation of the funded status for Fiscal 2000 and Fiscal 1999 (in thousands):

                                                                    October 1,        September 26,
                                                                       2000               1999
                                                                   -----------        -------------
         Accrued benefit obligation at beginning of year           $      525          $        -
         Service cost                                                     487                 525
         Interest cost                                                     35                   -
         Benefits paid or transferred                                     (85)                  -
                                                                   ----------          ----------
         Accrued benefit obligation at end of year                 $      962          $      525
                                                                   ==========          ==========

         Projected benefit obligation                              $      903          $      484
         Unrecognized loss                                                 59                  41
                                                                   ----------          ----------
         Accrued benefit obligation at end of year                 $      962          $      525
                                                                   ==========          ==========

         The discount rate used as of October 1, 2000 and September 26, 1999 was 8.0% and 7.75%, respectively.

         In connection with the post-retirement defined benefit plan, the Company purchased life insurance contracts on the lives of officers and certain key employees of the Company during Fiscal 1999. Life insurance premiums of approximately $482,000 and $383,000 were paid by the Company in Fiscal 2000 and Fiscal 1999, respectively, with respect to these policies. As of October 1, 2000 and September 26, 1999, approximately $660,000 and $303,000, respectively, have been capitalized to reflect the cash surrender value of the contracts.

         During Fiscal 2000, the post-retirement defined benefit plan was amended for the officers of the Company. The amendment provided for extended plan benefits. The extended benefits were immediately vested and fully funded through life insurance products. The Company funded and recognized an expense of approximately $2,300,000 in Fiscal 2000 in connection with the plan amendment. This amount is included in selling and administrative costs in Fiscal 2000.

         Other Benefit Plans

         The Company provides additional retirement benefits to the union wage employees of the UEP and UAS divisions through two defined contribution savings plans. The plans provide for employee contributions and employer matching contributions to employee savings. Employer contributions are at rates per hour ranging generally from $.05 to $.66 based on years of service. The expenses pertaining to these plans amounted to approximately $92,000, $98,000 and $280,000 for the fiscal years ended in 2000, 1999 and 1998, respectively.

         In addition, the Company provides a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan covers all eligible salaried and non-union wage employees of the Company. The savings plan allows all eligible employees to defer up to 15% of their income on a pre-tax basis through contributions to the savings plan. For every dollar an employee contributes, the Company may contribute an amount equal to 25% of each participant's before-tax obligation up to 6% of the participant's compensation. Such employer contribution may be made in cash or in Company common stock. The expenses pertaining to this savings plan for continuing operations were approximately $137,000, $85,000 and $88,000 for the fiscal years ended 2000, 1999 and 1998. During Fiscal 2000, Fiscal 1999 and Fiscal 1998, the Company contributed 17,206, 39,344 and 60,520 shares of its common stock with a market value of approximately $219,000, $199,000 and $191,000, respectively, to the savings plan. These contributions included contributions to employees of discontinued operations.

         On August 4, 2000, the Board of Directors of the Company approved a special contribution of Company common stock to the Company's 401(k) savings plan for the plan years ended December 31, 2000 and December 31, 1999. The contribution will be made to eligible plan participants employed by the Company and certain of the Company's subsidiaries. The amount of the contribution will approximate $2,157,000 and will be made through an undetermined number of shares of Company common stock. As of October 1, 2000, approximately $2,157,000 has been accrued and charged to selling and administrative expenses.

16.      COMMITMENTS AND CONTINGENCIES

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

         As of September 26, 1999, all 20,000,000 shares of the Company's common stock allocated for the disposition of bankruptcy claims have been issued for full settlement to the holders of unsecured claims against the estates of the Predecessor Companies and to the Company's ESOP. The Bankruptcy Court issued its final decree closing the bankruptcy of the Predecessor Companies on September 27, 1999.

         Townsend Acquisition

         By letter dated January 30, 1998, the Denver Regional Office of the FTC notified the Company that it was conducting a non-public investigation into the Company's acquisition of the Townsend Plastics Division of Townsend Industries, Inc. (the "Townsend business") in September 1997. The purpose of the investigation was to determine whether the transaction violated Section 7 of the Clayton Act, 15 USC Section 18,
         Section 5 of the Federal Trade Commission Act, 15 USC Section 45, or any other law enforced by the FTC. While no formal termination of the preceding has been issued, the Company was unofficially informed in April, 2000 that the investigation was discontinued. The Townsend business, included in the High Performance Plastics segment, was sold to Spartech in February, 2000.

         Litigation

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

         In October 1996, the EPA sent the Company a General Notice and Special Notice of Liability concerning the Refuse Hideaway landfill Superfund Site at Middleton, Wisconsin. While a unit of Uniroyal, Inc. is believed to have sent non-hazardous waste to the site between 1978 and 1984, the Company is not aware that the Uniroyal, Inc. unit sent any hazardous materials to the site. The Company has entered into an Administrative Order on Consent with the EPA and a Potentially
         Responsible Parties Agreement with certain other potentially responsible parties. The Company does not presently anticipate any material liability in connection with the site, and in any event, if the Company is found to have liability in connection with the site, such liability will be subject to the terms of the EPA Settlement Agreement. In August, 2000, the Department of Justice of the State of Wisconsin approved in principle a resolution of the liabilities of the Company and other potentially responsible parties that would require future payment by the Company of less than $10,000. Such settlement is subject to successful completion of the negotiation of a consent decree between the State of Wisconsin and the EPA.

         Claims arising from real property owned by the Company are not affected by the EPA Settlement Agreement. In connection with the July 1996 acquisition of a manufacturing facility in South Bend, Indiana, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven year period. The Company had placed $1,000,000 in an escrow account to be used for such clean-up in accordance with the terms of the agreement for the purchase of the facility. As of October 1, 2000, the Company had incurred approximately $688,000 of related remediation costs.

         The Company's acquisition of assets of the Townsend business in September 1997, included the building in which the business operates in Pleasant Hill, Iowa. The seller retained the underlying real property, which was leased to the Company for a term of ten years. The Company also had an option to acquire such real property until September 30, 2007. The real property is subject to a RCRA Facility Investigation/Corrective Measures Study with Interim Measures ordered by the EPA pursuant to RCRA. Two former lessees of the property are performing corrective measures on the real property to remediate soil and ground water contamination. The Company does not anticipate that such corrective measures will interfere with the use of the property. The Company does not anticipate any liability to the Company in connection with such contamination or corrective measures. The lease was transferred to Spartech in connection with the Spartech Sale.

         In connection with the Spartech Sale, the Company conducted environmental assessments on two of the plants of HPPI in compliance with the laws of the states of Connecticut and New Jersey relating to transfers of industrial real property. The asset purchase agreement provided that Spartech could defer taking title to certain parcels of real property until the Company provides evidence that environmental contamination had been remediated to the satisfaction of Spartech. The environmental assessment of the Connecticut property indicated that a separate parcel purchased by the Company in 1995 was contaminated with total petroleum hydrocarbons, DDT and other pesticide chemicals. The Company has removed approximately 60% of the soil on the property at a cost of approximately $1,600,000. The Company has retained environmental consultants to review its options with regard to the remaining soil on the premises. At October 1, 2000, the Company has estimated the cost to clean up the remaining contamination at the Connecticut site to approximate $1,000,000. The environmental assessment of the Hackensack, New Jersey facility is still underway. At October 1, 2000, the Company has estimated the clean-up cost to approximate $60,000. At October 1, 2000, the estimates for environmental clean-up costs are included in the net liabilities of discontinued operations. Spartech has agreed to lease the parcels for a nominal amount until after remediation is complete.

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

         The Company's property held under capital leases, included in property, plant and equipment (Note 5) consists of the following (in thousands):

                                                               October 1,                   September 26,
                                                                  2000                          1999
                                                               ----------                   -------------
        Buildings and improvements                             $    5,429                    $    5,426
        Machinery, equipment and office furnishings                18,202                         5,380
        Construction in progress                                        -                         9,755
                                                               ----------                    ----------
                                                                   23,631                        20,561
        Less accumulated amortization                              (2,117)                         (311)
                                                               ----------                    ----------
        Total                                                  $   21,514                    $   20,250
                                                               ==========                    ==========

         Amortization of assets recorded under capital leases is included with depreciation expense.

         The Company leases equipment, vehicles and warehouse and office space under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. The approximate future minimum rentals under non-cancelable operating leases during subsequent fiscal years ending in September are as follows (in thousands):

                                   Fiscal Year

                                     2001                              $  1,450
                                     2002                                 1,525
                                     2003                                 1,320
                                     2004                                 1,148
                                     2005                                 1,148
                                     Subsequent                           5,064
                                                                       --------
                                     Total                             $ 11,655
                                                                       ========

         Rent expense was approximately $1,015,000, $617,000 and $516,000 for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

         Officers' Compensation

         On August 1, 1995, the Company implemented a Deferred Compensation Plan providing certain key employees the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer a portion of their base compensation and bonuses earned each year. Amounts deferred earned interest at 12% per annum until March 10, 2000, at which time the plan was amended to reduce the interest rate to 7.84%. The program is not qualified under Section 401 of the Internal Revenue Code. At October 1, 2000 and September 26, 1999, participant deferrals, which are included in other liabilities, were $938,000 and $726,000, respectively. The expense during the Fiscal 2000, Fiscal 1999 and Fiscal 1998 was $212,000, $208,000 and $184,000, respectively.

         Also during the fiscal year ended October 1, 1995, split dollar life insurance contracts were purchased on the lives of the five executive officers. Annual insurance premiums of $186,000 are paid by the Company with respect to these policies. During Fiscal 2000, the Company deposited approximately $1,190,000 into a Premium Deposit Fund which will be used to fund the remaining annual insurance premiums under the split dollar life insurance contracts. As of October 1, 2000 and September 26, 1999, $2,135,000 and $929,000, respectively, has been capitalized to reflect the cash surrender value of these contracts due the Company, net of loan balances.

         As of October 1, 2000, the Company had employment contracts with four officers of the Company, providing for total annual payments of approximately $1,588,000 plus bonuses through September 1, 2001.

17.      SALE OF THE AUTOMOTIVE DIVISION OF THE COATED FABRICS SEGMENT

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

         In accordance with SFAS No. 121, the Company recorded a write-down of long-lived assets related to the automotive operations totaling approximately $8,900,000 during the fiscal year ended September 29, 1996. The related assets were classified as held for sale and depreciation ceased on September 29, 1996. The Company recorded an additional impairment loss of $1,773,000 in Fiscal 2000. The carrying value of the remaining long-lived assets to be disposed of was $1,300,000 as of October 1, 2000 and $3,217,000 as of September 26,
         1999. The Company expects to dispose of the remaining automotive assets, the majority of which represent the real property at Port Clinton, in Fiscal 2001.

         On May 15, 1997, the Company agreed to sell certain assets of the automotive division of the Coated Fabrics segment located at the Company's Stoughton, Wisconsin, facility ("Stoughton") to Textileather Corporation, a subsidiary of Canadian General-Tower, Limited ("CGT") for $6,657,500. The Company received $4,657,500 in cash and Textileather retained $2,000,000 which was to be paid pursuant to the terms of a supply agreement and to bear interest at the rate of 9% per annum. Under the terms of the supply agreement, the Company agreed to continue to manufacture and supply Stoughton automotive products to its customers until Textileather Corporation could transfer production of the Stoughton automotive products to its own facility. The $2,000,000 plus accrued interest was payable in stages and contingent upon the successful transfer of certain automotive programs to Textileather Corporation. The first installment was due September 30, 1997. The Company requested payment and was denied payment by CGT. On October 10, 1997, the Company filed suit against CGT and Textileather Corporation in the Dane County, Wisconsin Circuit Court. The Company sought damages for non-payment of the holdback and declaratory and injunctive relief. On October 30, 1997, the defendants filed their answer, basically denying the claims. Textileather Corporation later commenced an arbitration in Madison, Wisconsin in connection with claims by Textileather Corporation under the asset purchase agreement. The two cases were settled on July 17, 1998. As part of the settlement the Company retained in perpetuity certain automotive programs it had previously sold, and two programs were retained until February 28, 1999. In addition, Textileather made a cash payment to the Company of approximately $379,000 which was recorded by the Company as a gain, and also transferred ownership back to the Company of an asset located at the Company's Port Clinton, Ohio facility.

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

18.      JOINT VENTURE

         As of September 29, 1997, the Company entered into a technology agreement with Emcore to acquire certain technology for the manufacture of epitaxial wafers used in high brightness LEDs for lamps and display devices for $5,000,000. See Note 9 regarding the Fiscal 2000 write-down of the technology license. On September 29, 1997, Thomas J. Russell, the Chairman of the Board of Directors of Emcore, was a director and major stockholder of the Company and Howard R. Curd, the Chairman of the Board of Directors and Chief Executive Officer of the Company, was a director and stockholder of Emcore. Subsequent to the transaction, Thomas J. Russell resigned from the Board of Directors of the Company and Howard R. Curd resigned from the Board of Directors of Emcore.

         Uniroyal Optoelectronics, Inc., a wholly-owned subsidiary of the Company, entered into a joint venture (Uniroyal Optoelectronics, LLC) with Emcore which Uniroyal Optoelectronics, Inc. manages and owns a 51% interest. Emcore is the 49% owner. In July 1998, both owners capitalized the joint venture through cash contributions of $510,000 by the Company and $490,000 by Emcore. During Fiscal 2000 and Fiscal 1999, Emcore made additional capital contributions to the joint venture of $11,628,000 and $5,500,000, respectively. During Fiscal 2000, the Company made additional capital contributions to the joint venture of $17,827,000. The Company did not make any capital contributions to the joint venture in Fiscal 1999.

         Included in selling and general administrative expenses of the Company for Fiscal 2000, Fiscal 1999 and Fiscal 1998 are $12,667,000, $4,345,000 and $302,000, respectively, of joint venture start-up costs.

         In July 1998, the joint venture entered into a supply agreement with Emcore whereby Emcore agreed to supply epitaxial wafers, dies and package-ready devices to the joint venture until the joint venture was ready to produce its own products. During Fiscal 2000 and Fiscal 1999, Uniroyal Optoelectronics, LLC sales of approximately $1,643,000 and $479,000, respectively, were attributable to product supplied by Emcore.

         In July 1998, the joint venture entered into a lease agreement for a facility in Tampa, Florida and completed construction of leasehold improvements in Fiscal 1999. Significant start-up costs have been incurred during Fiscal 2000 for training and research and development. It is anticipated that the joint venture will reach commercial production levels in the first half of Fiscal 2001.

19.      INCOME (LOSS) PER COMMON SHARE

         For the year ended October 1, 2000, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 24,937,364. Inclusion of stock options to purchase 5,936,619 shares of common stock at various prices and warrants to purchase 735,770 shares of common stock at $2.1875 per share in the calculation of diluted earnings per share would have been antidilutive.

         The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the fiscal years ended September 26, 1999 and September 27, 1998 are as follows:

                                                        For the Fiscal Year Ended September 26, 1999
                                              ----------------------------------------------------------------------
                                                Income (Numerator)       Shares (Denominator)       Per Share Amount
                                              --------------------       --------------------       ----------------
          Income from continuing opera-
            tions before discontinued
            operations and extraordinary
            item                                 $    1,251,000

          Basic EPS
          ---------
          Income available to common
            stockholders                              1,251,000                24,315,992               $  0. 05
                                                                                                        ========
          Effect of Dilutive Securities
          -----------------------------
          Stock options                                                         1,656,920
          Warrants                                                                599,756
                                                                               ----------
          Diluted EPS
          -----------
          Income available to common
            stockholders                         $    1,251,000                26,572,668               $   0.05
                                                 ==============                ==========               ========

                                                        For the Fiscal Year Ended September 27, 1998
                                                 --------------------------------------------------------------------
                                                 Income (Numerator)      Shares (Denominator)        Per Share Amount
                                                 ------------------      --------------------        ----------------
          Income from continuing opera-
            tions before discontinued
            operations and extraordinary
            item                                 $   2,301,000

          Basic EPS
          ---------
          Income available to common
            stockholders                             2,301,000                 26,463,084               $  0. 09
                                                                                                        ========
          Effect of Dilutive Securities
          -----------------------------
          Stock options                                                         2,140,244
          Warrants                                                                658,808
                                                                               ----------
          Diluted EPS
          -----------
          Income available to common
            stockholders                         $   2,301,000                 29,262,136               $   0.08
                                                 =============                 ==========               ========

         Additional stock options to purchase 1,157,696 and 1,155,696 shares of common stock at various prices were outstanding at September 26, 1999 and September 27, 1998, respectively. These shares were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

20.      RELATED PARTY TRANSACTIONS

         The Company has an agreement with an investment banking firm that employs relatives of one of the Company's executive officers. The investment banking firm has provided financial advisory services to the Company for fees of approximately $2,452,000, $157,000 and $732,000 during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. Of the $2,452,000 incurred in Fiscal 2000, approximately $1,959,000 was paid in connection with the Spartech Sale and $428,000 was paid in connection with the acquisition of Sterling. Of the $732,000 incurred during Fiscal 1998, $650,000 was incurred in connection with the Fleet Financing.

         During the fiscal years ended October 1, 2000, September 26, 1999 and September 27, 1998, the Company incurred legal fees of approximately $448,000, $299,000 and $326,000, respectively, with a law firm of which one of the Company's directors is a senior partner. Approximately $164,000 of legal fees incurred in Fiscal 2000 were paid in connection with the acquisition of Sterling and the related common stock registration. Approximately $231,000 of the legal fees incurred in Fiscal 1998, were incurred in connection with the Fleet Financing.

         During Fiscal 2000, the Company incurred legal fees of approximately $117,000 to another law firm of which another of the Company's directors is a senior partner. No legal fees were paid to this firm during Fiscal 1999 or Fiscal 1998.

         During Fiscal 2000, the Company paid approximately $17,000 to a relative of one of the Company's executive officers for consulting services.

21.      SEGMENT INFORMATION

         The Company adopted SFAS No. 131, Disclosures About Segments of Enterprise and Related Information, which establishes standards for reporting information about a Company's operating segments, in the fourth quarter of Fiscal 1999. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

         The Company's operations are classified into three reportable segments:
         Coated Fabrics, Specialty Adhesives and Compound Semiconductor and Optoelectronics. The Coated Fabrics segment manufactures vinyl coated fabric products. The Specialty Adhesives segment manufactures industrial adhesives and sealants. The Compound Semiconductor and Optoelectronics segment manufactures wafers, epitaxial wafers, dies and package-ready dies used in high brightness light-emitting diodes
         (LEDs), power amplification and radio frequency applications.

         The Company's  reportable  segments are strategic  business  units that
         offer  different   products  and  are  managed   separately   based  on
         fundamental differences in their operations.

         The Coated Fabrics segment comprises Uniroyal Engineered Products, Inc.'s operating division, Uniroyal Engineered Products. The Specialty Adhesives segment comprises Uniroyal Engineered Products, Inc.'s operating division, Uniroyal Adhesives and Sealants. The Compound Semiconductor and Optoelectronics segment includes Uniroyal Optoelectronics, Inc. and its majority-owned subsidiary, Uniroyal Optoelectronics, LLC, Sterling Semiconductor, Inc. and NorLux Corp. All other subsidiaries are considered part of the corporate office.

         The Company's assets and operations are located in the United States. The principal markets for the Company's products are in the United States. Export sales to foreign countries, based upon where the products are shipped, were approximately $3,966,000, $2,544,000 and $5,980,000 in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. Sales to one customer of the Coated Fabrics segment represented approximately 14.5% of consolidated net sales in Fiscal 1998. Sales to another customer of the Specialty Adhesives segment represented approximately 30%, 27% and 17.5% of consolidated net sales in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before interest and income taxes. Intersegment sales are not significant.

         Segment data for Fiscal 2000, Fiscal 1999 and Fiscal 1998 is as follows (in thousands):

                                                               October 1,    September 26,     September 27,
                                                                   2000           1999              1998
                                                               ----------    -------------     -------------
        Net Sales:
           Coated Fabrics                                      $   33,651     $   42,341        $   67,906
           Specialty Adhesives                                     31,579         28,388            24,130
           Compound Semiconductor and Optoelectronics               3,023            485                 -
                                                               ----------     ----------        ----------
        Total                                                  $   68,253     $   71,214        $   92,036
                                                               ==========     ==========        ==========
        Operating (loss) income:
           Coated Fabrics                                      $     (276)    $    4,202        $    8,868
           Specialty Adhesives                                      2,662          2,686             1,911
           Compound Semiconductor and Optoelectronics             (25,841)        (5,080)             (398)
           Corporate                                              (22,379)        (4,490)           (3,673)
                                                               ----------     -----------       ----------
        Total                                                  $  (45,834)    $   (2,682)       $    6,708
                                                               ==========     ==========        ==========
        Identifiable assets:
           Coated Fabrics                                      $   20,915     $   23,547        $   35,959
           Specialty Adhesives                                     16,346         16,923            16,826
           Compound Semiconductor and Optoelectronics              74,823         22,474             2,677
           Corporate                                               77,948         44,963            35,456
                                                               ----------     ----------        ----------
        Total                                                  $  190,032     $  107,907        $   90,918
                                                               ==========     ==========        ==========
        Depreciation and amortization:
           Coated Fabrics                                      $    1,719     $    1,702        $    1,704
           Specialty Adhesives                                        944            873               842
           Compound Semiconductor and Optoelectronics               4,906            210                 1
           Corporate                                                  576            720             1,071
                                                               ----------     ----------        ----------
        Total                                                  $    8,145     $    3,505        $    3,618
                                                               ==========     ==========        ==========
        Capital Expenditures:
           Coated Fabrics                                      $      587     $      535        $      448
           Specialty Adhesives                                      1,076            578               911
           Compound Semiconductor and Optoelectronics              16,613         21,353               292
           Corporate                                                  147            787               238
           Discontinued operations                                 10,624          7,564             5,399
                                                               ----------     ----------        ----------
        Total                                                  $   29,047     $   30,817        $    7,288
                                                               ==========     ==========        ==========

         Included in each segment's operating income in Fiscal 2000 and Fiscal 1999 is an allocation of corporate overhead based upon 3.5% of segment sales with the exception of the Compound Semiconductor and Optoelectronics segment for which the corporate overhead allocation was $1,207,000 in Fiscal 2000 and $876,000 in Fiscal 1999.

         During Fiscal 1998, the Company changed its methodology for the allocation of corporate overhead from an allocation of 100% of certain corporate costs to an allocation of costs based upon 3.0 - 3.5% of segment sales. Prior fiscal year allocations were not restated. Had prior year allocations been restated for consistency with current year allocations, it would have resulted in additional corporate overhead allocation to the Coated Fabrics and Specialty Adhesives segments' in Fiscal 1998 of $177,000 and $48,000, respectively.

         In Fiscal 2000, the gain on the sale of the preferred stock investment, the provision for uncollectible note receivable, the write-down of the technology license and $1,116,000 of the loss on assets to be disposed of (related to the real property) are included in Corporate. The acquired in-process-research and development is included in the Compound Semiconductor and Optoelectronics segment and $657,000 of the loss on assets to be disposed of (relating to machinery and equipment) is included in the Coated Fabrics segment.

         In Fiscal 1999, the gain on the sale of preferred stock is included in Corporate, and the gain on the sale of division is included in the Coated Fabrics segment.

         In Fiscal 1998, the loss on assets to be disposed of is included in Corporate, and the gain on the sale of division is included in the Coated Fabrics segment.

22.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (in thousands):


                                          First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                                          -------------    --------------     -------------    --------------
         Fiscal 2000
         -----------
         Net sales                          $   15,195       $   16,103        $   18,276         $   18,679
         Gross profit                            3,781            3,075             4,399              3,652
         Net income (loss)                       2,420           60,225 (1)        (1,827)           (14,131) (2)

         Basic earnings per share           $     0.10       $     2.44        $    (0.07)        $    (0.54)
         Diluted earnings per share         $     0.09       $     2.08        $    (0.07)        $    (0.54)

         (1)Includes the following unusual adjustments:

           o gain of approximately $57,118,000 (net of tax) related to the sale of the High Performance Plastics segment;

           o incentive  payments  and  benefit  costs  to and for  officers  and
             directors   related  to  the   achievement  of  certain   strategic
             initiatives of approximately $3,324,000 (net of tax);

           o provision for an uncollectible note receivable of approximately $3,286,000 (net of tax);

           o loss on assets to be disposed of of approximately $1,356,000 (net of tax); and

           o tax benefit of approximately $13,702,000 related to the utilization of a capital loss carryforward.


         (2)Includes the following unusual adjustments:

           o reduction in the selling price of the High Performance Plastics segment of approximately $1,297,000 (net of tax);

           o write-off of purchased in-process research and development of $6,590,000 for which there is no tax effect;

           o write-off of approximately $2,440,000 (net of tax) related to the technology license; and

           o accrual of approximately $1,316,000 (net of tax) related to a special contribution to the Company's 401(k) plan.


         Fiscal 1999                      First Quarter    Second Quarter     Third Quarter    Fourth Quarter
         -----------                      -------------    --------------     -------------    --------------
         Net sales                          $   18,126        $  16,965          $  18,522        $  17,601
         Gross profit                            3,281            3,812              4,931            5,510
         Net Income                                 19            1,059              1,931            2,511

         Basic earnings per share           $        -        $    0.04          $    0.08        $    0.10
         Diluted earnings per share         $        -        $    0.04          $    0.07        $    0.10


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Uniroyal Technology Corporation

We have audited the consolidated balance sheets of Uniroyal Technology Corporation and subsidiaries (the "Company") as of October 1, 2000 and September 26, 1999, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended October 1, 2000, September 26, 1999 and September 27, 1998, and have issued our report thereon dated December 5, 2000. Our audits also included the accompanying consolidated financial statement schedule shown in this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants


Tampa, Florida
December 5, 2000

                                                                   SCHEDULE II

                 UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                          COLUMN A          COLUMN B          COLUMN C        COLUMN D       COLUMN E
                                          --------          --------          --------        --------       --------
                                                            CHARGED           ADDITIONS
                                          BALANCE AT      (CREDITED)TO         CHARGED
                                          BEGINNING         COSTS AND         TO OTHER                       BALANCE AT
     DESCRIPTION                          OF PERIOD         EXPENSES            ACCTS.        DEDUCTION    END OF PERIOD
     -----------                          ----------       -----------        ---------       ---------    -------------
                                                                                 (a)             (b)

  Year ended October 1, 2000
    Estimated reserve for doubtful
      accounts                              $     88        $    101          $     5        $     (75)       $     119
                                            ========        ========          =======        =========        =========
  Year ended September 26, 1999
    Estimated reserve for doubtful
      accounts                              $     87        $      -          $     2        $      (1)       $      88
                                            ========        ========          =======        =========        =========
  Year ended September 27, 1998
    Estimated reserve for doubtful
      accounts                              $    100        $      -          $     -        $     (13)       $      87
                                            ========        ========          =======        =========        =========


 (a) Represents recovery of amounts previously written-off and reserve established for receivables of an acquired business.

 (b)     Includes write-off of uncollectible accounts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 12, 2000
                                      By:/S/ Howard R. Curd
                                         --------------------------------------
                                         Howard R. Curd, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert L. Soran                               /s/ Richard D. Kimbel
-------------------------------                   ------------------------------
Robert L. Soran, Director, President              Richard D. Kimbel, Director
  and Chief Operating Officer                     Date:  December 12, 2000
Date:  December 12, 2000



/s/ George J. Zulanas, Jr.                        /s/ Curtis L. Mack
--------------------------------                  ------------------------------
George J. Zulanas, Jr., Executive                 Curtis L. Mack, Director
  Vice President, Treasurer and  Chief            Date:  December 12, 2000
  Financial Officer
Date:  December 12, 2000


/s/ Howard R. Curd                                /s/ Roland H. Meyer
--------------------------------                  ------------------------------
Howard R. Curd, Director, Chairman of             Roland H. Meyer, Director
  the Board and Chief Executive Officer           Date:  December 12, 2000
Date:  December 12, 2000



/s/ Peter C. B. Bynoe                             /s/ John A. Porter
--------------------------------                  ------------------------------
Peter C. B. Bynoe, Director                       John A. Porter, Director
Date:  December 12, 2000                          Date:  December 12, 2000



/s/ Thomas E. Constance
--------------------------------
Thomas E. Constance, Director
Date:  December 12, 2000

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



/s/ Howard R. Curd                               /s/ Peter C. B. Bynoe
----------------------------------               -------------------------------
Howard R. Curd, Director, Chairman of            Peter C.B. Bynoe, Director
  the Board and Chief Executive Officer          Date:  December 12, 2000
Date:  December 12, 2000



/s/ Robert L. Soran                              /s/ Thomas E. Constance
----------------------------------               -------------------------------
Robert L. Soran, Director, President             Thomas E. Constance, Director
  and Chief Operating Officer                    Date:  December 12, 2000
Date:  December 12, 2000



                                                 /s/ Richard D. Kimbel
                                                 -------------------------------
                                                 Richard D. Kimbel, Director
                                                 Date:  December 12, 2000


                                                 /s/ Curtis L. Mack
                                                 -------------------------------
                                                 Curtis L. Mack, Director
                                                 Date: December 12, 2000



                                                 /s/ Roland H. Meyer
                                                 -------------------------------
                                                 Roland H. Meyer, Director
                                                 Date:  December 12, 2000



                                                 /s/ John A. Porter
                                                 -------------------------------
                                                 John A. Porter, Director
                                                 Date:  December 12, 2000