Form 10-Q
period 2000-12-31
UNIROYAL TECHNOLOGY CORP
filed 2001-02-05
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                     ------


                                    FORM 10-Q
(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2000

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

          Total number of shares of outstanding stock as of January 30, 2001

                          Common stock 25,779,354

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                            December 31,           October 1,
                                                                                2000                  2000
                                                                           -------------         -------------
    Current assets:

       Cash and cash equivalents                                           $      25,130         $      36,627

       Short-term investments (Note 2)                                             8,952                12,425

       Trade accounts receivable (less estimated reserve for
        doubtful accounts of $121 and $119, respectively)                          4,197                 5,669

       Inventories (Note 3)                                                       13,684                11,079

       Deferred income taxes                                                       1,250                 5,460

       Prepaid expenses and other current assets                                   3,460                 1,408
                                                                           -------------         -------------

         Total current assets                                                     56,673                72,668

    Property, plant and equipment - net                                           60,010                57,386

    Property, plant and equipment held for sale - net                              2,301                 2,301

    Investments (Note 2)                                                           5,174                 8,902

    Goodwill - net (Note 4)                                                       29,079                27,772

    Deferred income taxes - net                                                   10,977                 7,828

    Other assets - net                                                            12,976                13,175
                                                                           -------------         -------------

    TOTAL ASSETS                                                           $     177,190         $     190,032
                                                                           =============         =============

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            December 31,           October 1,
                                                                                2000                  2000
                                                                           -------------         -------------
    Current liabilities:
       Current portion of long-term debt                                   $      10,164         $       6,702
       Trade accounts payable                                                      9,391                11,563
       Net liabilities of discontinued operations (Note 5)                         2,738                 4,632
         Accrued expenses:
           Compensation and benefits                                               8,365                 9,180
           Interest                                                                  195                   156
           Taxes, other than income                                                  236                   391
           Accrued income taxes                                                        -                   623
           Other                                                                   1,320                 3,139
                                                                           -------------         -------------
           Total current liabilities                                              32,409                36,386
    Long-term debt, net of current portion                                        17,106                15,462
    Other liabilities                                                             23,991                23,800
                                                                           -------------         -------------
           Total liabilities                                                      73,506                75,648
                                                                           -------------         -------------
    Commitments and contingencies (Note 6)

    Minority interest                                                              6,392                 7,535
                                                                           -------------         -------------
    Stockholders' equity (Note 7):
       Preferred stock:
         Series C - 0 shares issued and outstanding; par value $0.01;
          450 shares authorized                                                        -                     -
       Common stock:
         32,650,990  and 30,707,976 shares issued or to be issued,
          respectively; par value $0.01; 35,000,000 shares authorized                327                   307
       Additional paid-in capital                                                103,123                94,296
       Retained earnings                                                          35,713                40,575
       Unrealized gain (loss) on securities held for sale - net                        3                   (44)
                                                                           -------------         -------------
                                                                                 139,166               135,134
       Less treasury stock at cost - 6,556,636 and 4,841,059 shares,
         respectively                                                            (41,874)              (28,285)
                                                                           -------------         -------------
       Total stockholders' equity                                                 97,292               106,849
                                                                           -------------         -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     177,190         $     190,032
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

                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                               For the Three Months Ended
                                                                           -----------------------------------
                                                                            December 31,           January 2,
                                                                                2000                  2000
                                                                           -------------         -------------

    Net sales                                                              $      14,318         $      15,195
    Costs and expenses:
    Costs of goods sold                                                           11,614                11,414
    Selling and administrative (Note 8)                                            8,734                 7,380
    Depreciation and other amortization                                            3,911                 1,004
    Gain on sale of preferred stock investment                                         -                (2,905)
                                                                           -------------         -------------

    Loss before interest, income taxes, minority interest and
      discontinued operations                                                     (9,941)               (1,698)

    Interest income                                                                  861                     5

    Interest expense                                                                (599)                 (319)
                                                                           -------------         -------------

    Loss before income taxes, minority interest and discontinued
      operations                                                                  (9,679)               (2,012)

    Income tax benefit (Note 9)                                                    2,145                 1,671
                                                                           -------------         -------------

    Loss before minority interest and discontinued operations                     (7,534)                 (341)

    Minority interest in net losses of consolidated joint venture                  2,676                 1,414
                                                                           -------------         -------------

    (Loss) income from continuing operations before discontinued
      operations                                                                  (4,858)                1,073

    (Loss) income from discontinued operations, net of income tax benefit
      of $3 and income tax expense of $1,216, respectively (Note 5)                   (4)                1,347
                                                                           -------------         -------------

    Net (loss) income                                                      $      (4,862)        $       2,420
                                                                           =============         =============

    Net (loss) income per common share - basic (Note 10)
    ------------------------------------------
    (Loss) income from continuing operations                               $       (0.19)        $        0.04
    Income from discontinued operations                                                -                  0.06
                                                                           -------------         -------------
    Net (loss) income                                                      $       (0.19)        $        0.10
                                                                           =============         =============

    Net (loss) income per common share - assuming dilution (Note 10)
    ------------------------------------------------------
    (Loss) income from continuing operations                               $       (0.19)        $        0.04
    Income from discontinued operations                                                -                  0.05
                                                                           -------------         -------------
    Net (loss) income                                                      $       (0.19)        $        0.09
                                                                           =============         =============

            See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                               For the Three Months Ended
                                                                           ----------------------------------
                                                                            December 31,          January 2,
                                                                                2000                 2000
                                                                           -------------        -------------

Net(loss) income                                                           $      (4,862)       $       2,420

Net unrealized gain (loss)on securities available for sale, net of income taxes:

  Unrealized gain on securities available for sale (net of
    income tax expense of $30)                                                        47                    -

  Reclassification adjustment for gains realized in net
    income                                                                             -                 (100)
                                                                           -------------         ------------
Net unrealized gain (loss)                                                            47                 (100)
                                                                           -------------         ------------

Comprehensive (loss) income                                                $      (4,815)        $      2,320
                                                                           =============         ============

            See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 For the Three Months Ended
                                                                           -----------------------------------
                                                                             December 31,           January 2,
                                                                                 2000                 2000
                                                                           --------------        -------------

OPERATING ACTIVITIES:
  Net (loss) income                                                        $      (4,862)        $       2,420
  Deduct loss (income)from discontinued operations                                     4                (1,347)
                                                                           -------------         -------------
  (Loss) income from continuing operations                                        (4,858)                1,073
  Adjustments to reconcile (loss) income from continuing
    operations to net cash used in operating activities:
       Depreciation and amortization                                               3,911                 1,004
       Deferred tax provision (benefit)                                            1,061                  (879)
       Minority interest in net losses of consolidated joint
         venture                                                                  (2,676)               (1,414)
       Gain on sale of preferred stock investment                                      -                (2,905)
       Other                                                                          11                    18
       Changes in assets and liabilities:
         Decrease in trade accounts receivable                                     1,470                 1,068
         Increase in inventories                                                  (2,605)               (1,183)
         Increase in prepaid expenses and other assets                            (1,648)               (2,796)
         (Decrease) increase in trade accounts payable                            (2,172)                1,039
         Decrease in accrued expenses                                             (3,998)               (1,272)
         Increase in other liabilities                                               191                    41
                                                                           -------------         -------------
Net cash used in continuing operations                                           (11,313)               (6,206)
Net cash (used in) provided by discontinued operations                            (1,898)                  347
                                                                           -------------         -------------
Net cash used in operating activities                                            (13,211)               (5,859)
                                                                           -------------         -------------
INVESTING ACTIVITIES (Note 11):
  Purchases of property, plant and equipment                                      (1,233)               (6,289)
  Investment purchases of available-for-sale securities                          (13,015)                    -
  Proceeds from sales of available-for-sale securities                            11,810                     -
  Proceeds from redemption of held-to-maturity securities                          8,505                     -
  Business acquisition                                                            (2,750)                    -
  Proceeds from sale of preferred stock                                                -                 8,125
                                                                           -------------         -------------
Net cash provided by investing activities                                          3,317                 1,836
                                                                           -------------         -------------

FINANCING ACTIVITIES (Note 11):
  Repayment of term loans                                                         (1,021)               (4,225)
  Net increase in revolving loan balances                                          2,627                 5,542
  Investment by joint venture partner                                              1,533                     -
  Stock options exercised                                                             32                    49
  Purchases of treasury stock                                                     (4,774)               (1,360)
                                                                           -------------         -------------
Net cash (used in) provided by financing activities                               (1,603)                    6
                                                                           -------------         -------------
Net decrease in cash                                                             (11,497)               (4,017)

Cash and cash equivalents at beginning of period                                  36,627                 4,145
                                                                           -------------         -------------
Cash and cash equivalents at end of period                                 $      25,130         $         128
                                                                           =============         =============

            See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                           For the Three Months Ended
                      December 31, 2000 and January 2, 2000


1.       BASIS OF PRESENTATION

         The interim Condensed Consolidated Financial Statements relate to Uniroyal Technology Corporation and its wholly-owned subsidiaries Uniroyal HPP Holdings, Inc., Uniroyal Engineered Products, Inc.,
         Uniroyal Compound  Semiconductors,  Inc.,  UnitechNJ,  Inc.,  BayPlas3,
         Inc., UnitechOH, Inc. and its majority owned subsidiary, Uniroyal Liability Management Company (the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"). Uniroyal Engineered Products, Inc. includes its operating divisions, Uniroyal Engineered Products and Uniroyal Adhesives and Sealants. Uniroyal Compound Semiconductors, Inc. includes its wholly-owned subsidiaries, Sterling Semiconductor, Inc. and NorLux Corp., and its majority-owned joint venture, Uniroyal Optoelectronics, LLC. Uniroyal Liability Management Company includes its wholly-owned subsidiary, BayPlas2, Inc. The interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal years ended October 1, 2000, September 26, 1999 and September 27, 1998.

         The Company's fiscal year ends on the Sunday following the last Friday in September. As a result, Fiscal 2000 ended on October 1, 2000 and encompassed a 53-week period as compared to Fiscal 2001 which will end on September 30, 2001 and encompass a 52-week period. The additional week in Fiscal 2000 occurred in the first quarter ended January 2,
         2000. Therefore, the three-month period ended January 2, 2000 encompassed 14 weeks of operations compared to 13 weeks of operations for the three-month period ended December 31, 2000.

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

2.       INVESTMENTS

         At December 31, 2000, the Company's investment portfolio consisted of marketable debt securities classified as held-to-maturity and available-for-sale as well as marketable equity securities classified as available-for-sale. The carrying amount of the investment portfolio by investment type and classification as of December 31, 2000 is as follows (in thousands):

                                                Held-to-Maturity      Available-for-Sale          Total
                                               -----------------      ------------------      -------------
         Short-term:
           Corporate debt securities              $       8,952         $           -         $       8,952
                                                  -------------         -------------         -------------
         Long-term:
           Municipal debt security                            -                 5,000                 5,000
           Common stock                                       -                   174                   174
                                                  -------------         -------------         -------------
           Total long-term securities                         -                 5,174                 5,174
                                                  -------------         -------------         -------------
         Total investments                        $       8,952         $       5,174         $      14,126
                                                  =============         =============         =============

         Held-to-maturity debt securities are carried at amortized cost. The fair value of the held-to-maturity debt securities approximates $8,837,000 at December 31, 2000, based upon broker quotes. The gross unrecognized holding loss approximates $115,000 at December 31, 2000.

         Available-for-sale debt securities are carried at fair market value with the unrealized gains and losses, net of tax, reported in stockholders' equity until realized. Gains and losses on securities sold are based upon the specific identification method. At December 31, 2000, the cost of available-for-sale debt securities was equal to fair value (based upon broker quotes); accordingly, there were no unrealized gains or losses. There have been no realized gains or losses for the three months ended December 31, 2000.

         Available-for-sale equity securities are carried at fair market value with the unrealized gains and losses, net of tax, reported in stockholders' equity until realized. Gains and losses on equity securities sold are based upon the specific identification method. At December 31, 2000, the fair value of the equity securities (based upon broker quotes) was greater than the cost. The net unrealized gain recognized during the three months ended December 31, 2000, was approximately $47,000 (net of tax of $30,000). The ending balance of the net unrealized gain included in stockholders' equity was $3,000 (net of tax of $2,000). There were no realized gains or losses on the sale of available-for-sale equity securities for the three months ended December 31, 2000.

         Scheduled maturities of investments in debt securities is as follows (in thousands):

                                                          Held-to-Maturity     Available-for-Sale
                                                          ----------------     ------------------

         Less than one year                                 $       8,952         $           -
         Due in 1-2 years                                               -                     -
         Due after 5 years                                              -                 5,000
                                                            -------------         -------------
         Total                                              $       8,952         $       5,000
                                                            =============         =============

         There were no investments at January 2, 2000.


3.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                              December 31,          October 1,
                                                                 2000                  2000
                                                            --------------        -------------

         Raw materials, work in process and supplies        $       7,596         $       6,187
         Finished goods                                             6,088                 4,892
                                                            -------------         -------------
           Total                                            $      13,684         $      11,079
                                                            =============         =============

4.       BUSINESS ACQUISITION

         On December 18, 2000, the Company completed the acquisition of the net assets of the solvent-based industrial adhesives business of Henkel Corporation for $2,750,000 in cash.

         The business combination was accounted for by the purchase method in accordance with Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. The results of operations of the above named business is included in the consolidated financial statements from the date of acquisition forward.

         The fair market value of purchased assets was determined to be zero; therefore, the entire purchase price has been allocated to goodwill on the date of acquisition. The acquired preliminary goodwill will be amortized over its estimated useful life of 15 years.

         The pro forma effect of this acquisition on the Company's net sales, income from continuing operations, net income and earnings per share, had the acquisition occurred on October 2, 2000, is not considered material, either quantitatively or qualitatively.

5.       DISCONTINUED OPERATIONS

         On December 24, 1999, the Company entered into a definitive agreement to sell certain net assets of its High Performance Plastics segment for $217,500,000 in cash to Spartech Corporation ("Spartech"). The transaction closed on February 28, 2000, and resulted in cash proceeds of $208,976,000 net of certain transaction costs and preliminary purchase price adjustments (the "Spartech Sale"). The ultimate purchase price adjustments have not been agreed to by both parties. The Company estimates, and has provided for, an ultimate reduction in the purchase price of approximately $5,100,000, which would result in a loss of the $5,000,000 holdback as well as an additional payment from the Company to Spartech of approximately $100,000. In addition to what the Company has provided for, Spartech is seeking an additional purchase price reduction up to approximately $4,237,000. Management believes the ultimate resolution of the purchase price adjustment should not have a material adverse effect on the results of operations, cash flows or financial position.

         The accompanying Condensed Consolidated Financial Statements reflect the operations of the High Performance Plastics segment as discontinued operations in accordance with APB Opinion No. 30, Reporting Results of Operations. Net liabilities of the discontinued operations have been segregated on the December 31, 2000 and October 1, 2000 consolidated balance sheets, the components of which are as follows (in thousands):

                                                                            December 31,           October 1,
         Net Liabilities of Discontinued Operations                             2000                  2000
         ------------------------------------------                        -------------         -------------
         Assets:
         Cash                                                              $         100         $         100
         Receivables                                                                   4                    21
         Deferred income taxes                                                       169                   186
         Prepaid and other assets                                                    467                   466
                                                                           -------------          ------------
         Total assets                                                                740                   773
                                                                           -------------          ------------

         Liabilities:
         Current portion of long-term debt                                           158                   158
         Trade payables                                                            1,172                   432
         Other accrued expenses                                                    2,148                 4,815
                                                                           -------------          ------------
         Total liabilities                                                         3,478                 5,405
                                                                           -------------          ------------
         Net liabilities of discontinued operations                        $       2,738          $      4,632
                                                                           =============          ============

         The results of operations for all periods presented have been restated for discontinued operations. The operating results of discontinued operations are as follows (in thousands):

                                                                                For the Three Months Ended
                                                                          ------------------------------------
                                                                           December 31,            January 2,
         (Loss) Income from Discontinued Operations                            2000                   2000
         ------------------------------------------                       -------------          -------------
         Net sales                                                        $           -          $      33,743
         Costs of goods sold                                                          -                 24,787
         Selling and administrative                                                   6                  2,745
         Depreciation and other amortization                                          -                  1,476
                                                                          -------------           ------------
         (Loss) income before interest expense and
           income taxes                                                              (6)                 4,735
         Interest expense - net                                                      (1)                (2,172)
                                                                          -------------           ------------
         (Loss) income before taxes                                                  (7)                 2,563
         Tax benefit (expense)                                                        3                 (1,216)
                                                                          -------------           ------------
         (Loss) income from discontinued operations                       $          (4)          $      1,347
                                                                          =============           ============

6.       COMMITMENTS AND CONTINGENCIES

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

         Based on information available as of December 31, 2000, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

7.       STOCKHOLDERS' EQUITY

         During the quarter ended December 31, 2000, the Company repurchased 639,200 shares of its common stock in the open market for approximately $4,774,000.

         During the quarter ended December 31, 2000, the Company received 1,076,377 shares of its common stock in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $8,815,000 (which was calculated based upon the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of December 31, 2000.

8.       JOINT VENTURE

         During the three months ended December 31, 2000 and January 2, 2000, approximately $4,045,000 and $2,788,000, respectively, of joint venture start-up costs are included in selling and administrative costs.

9.       INCOME TAXES

         The provisions for income tax benefit for the three months ended December 31, 2000 and January 2, 2000 were calculated through the use of the estimated annual income tax rates based on projected annualized income. During the three months ended January 2, 2000, the Company reduced the deferred tax valuation allowance relating to capital loss carryforwards and recognized a tax benefit of $1,293,000. The capital losses were used to offset capital gains which resulted from the sale of the preferred stock investment.

10.      INCOME PER COMMON SHARE

         For the three months ended December 31, 2000, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 25,838,287. Inclusion of warrants to purchase 735,770 shares of common stock at $2.1875 per share and additional stock options to purchase 4,011,105 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

         The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended January 2, 2000 is as follows:

                                                                        Three Months Ended
                                                                          January 2, 2000
                                            ---------------------------------------------------------------

                                                  Income                       Shares             Per Share
                                               (Numerator)                 (Denominator)            Amount
                                            ---------------------------------------------------------------

         Income from continuing
           operations                       $     1,073,000

         Basic EPS
         ---------
         Income available to
           common stockholders              $     1,073,000                  23,858,632           $    0.04
                                                                                                  =========

         Effect of Dilutive Securities
         -----------------------------
         Stock options                                                        2,477,810
         Warrants                                                               743,774
                                                                            -----------

         Diluted EPS
         -----------
         Income available to
           common stockholders              $     1,073,000                  27,080,216           $    0.04
                                            ===============                 ===========           =========

11.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                         Three Months Ended
                                                              -----------------------------------
                                                              December 31,             January 2,
                                                                 2000                    2000
                                                              ------------             ----------

         Interest payments (net of capitalized
           interest) - continuing operations                   $      450               $     369
         Interest payments (net of capitalized
           interest) - discontinued operations                          -                   3,042
         Income tax payments - continuing
           operations                                                  70                       -
         Income tax payments - discontinued
           operations                                               1,326                     190

         The purchases of property, plant and equipment and net cash used in financing activities do not include $3,500,000 related to property held under capital leases. The new leases relate to equipment purchased for the Compound Semiconductor and Optoelectronics segment. There were no new capital leases during the three months ended January 2, 2000.


12.      SEGMENT INFORMATION

         Segment information for the three months ended December 31, 2000 and January 2, 2000 is as follows (in thousands):

                                                                                For the Three Months Ended
                                                                           -----------------------------------
                                                                            December 31,           January 2,
                                                                                2000                  2000
                                                                           -------------         -------------
         Net Sales:
         Coated Fabrics                                                    $       6,658         $       8,705
         Specialty Adhesives                                                       6,494                 5,876
         Compound Semiconductor and Optoelectronics                                1,166                   614
                                                                           -------------         -------------
         Total                                                             $      14,318         $      15,195
                                                                           =============         =============

         Operating Income (Loss):
         Coated Fabrics                                                    $           8         $         575
         Specialty Adhesives                                                         307                   341
         Compound Semiconductor and Optoelectronics                               (8,391)               (2,929)
         Corporate                                                                (1,865)                  315
                                                                           -------------         -------------
         Total                                                             $      (9,941)        $      (1,698)
                                                                           =============         =============

         Segment information as of December 31, 2000 and October 1, 2000 is as follows (in thousands):

                                                                            December 31,           October 1,
                                                                                2000                  2000
                                                                           -------------         -------------

         Identifiable Assets:
         Coated Fabrics                                                    $      20,900         $      20,915
         Specialty Adhesives                                                      19,029                16,346
         Compound Semiconductor and Optoelectronics                               77,739                74,823
         Corporate                                                                59,522                77,948
                                                                           -------------         -------------
         Total                                                             $     177,190         $     190,032
                                                                           =============         =============

13.      NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of SFAS No. 133 for one year. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as of October 2, 2000. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

ITEM 2.  Management's Discussion and Analysis Of Financial Condition and
           Results Of Operations

First Quarter Fiscal 2001 Compared with
  the First Quarter Fiscal 2000

Net Sales. The Company's net sales from continuing operations decreased in the first quarter of fiscal 2001 by approximately 6% to $14,318,000 from $15,195,000 in the first quarter of fiscal 2000. The decrease is attributable to a softening in the transportation and industrial equipment markets at the Coated Fabrics segment as well as the first quarter of fiscal 2000 containing 14 weeks compared to 13 weeks for the first quarter of fiscal 2001. The decline was partially offset by an increase in sales at the Specialty Adhesives segment and an increase in sales at the Compound Semiconductor and Optoelectronics segment.

Net sales by the Coated Fabrics segment decreased in the first quarter of fiscal 2001 approximately 24% to $6,658,000 from $8,705,000 in the first quarter of fiscal 2000. The decrease is due to a lower sales volume as a result of the softening in the transportation and industrial equipment markets. The comparison of net sales to the prior year is affected by the first quarter of fiscal 2000 containing 14 weeks as compared to 13 weeks for the first quarter of fiscal 2001.

Net sales by the Specialty Adhesives segment increased in the first quarter of fiscal 2001 by approximately 11% to $6,494,000 from $5,876,000 in the first quarter of fiscal 2000. This increase is attributable to an increase in roofing revenues and branded industrial products.

Net sales by the Compound Semiconductor and Optoelectronics segment were $1,166,000 in the first quarter of fiscal 2001 versus $614,000 in the first quarter of fiscal 2000. The increase in sales is due to the acquisition of Sterling Semiconductor, Inc. in the third quarter of fiscal 2000. It is anticipated that the Optoelectronics joint venture will reach commercial production levels in the third quarter of fiscal 2001.

Loss Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for the first quarter of fiscal 2001 was $9,941,000 compared to a loss of $1,698,000 for the first quarter of fiscal 2000. The increase in the loss is attributable to start-up losses for the Compound Semiconductor and Optoelectronics segment and a loss of revenues associated with the Coated Fabrics segment. The loss in fiscal 2000 was partially offset by the gain on the sale of preferred stock of Emcore Corporation.

The Coated Fabrics segment had income before interest, income taxes, minority interest and discontinued operations in the first quarter of fiscal 2001 of $8,000 versus $575,000 in the first quarter of fiscal 2000. The decrease was primarily due to the decline in revenues.

The Specialty Adhesives segment had income before interest, income taxes, minority interest and discontinued operations in the first quarter of fiscal 2001 of $307,000 compared to $341,000 in the first quarter of fiscal 2000. The decrease is attributable to a greater proportion of sales of lower margin roofing products versus the higher margin industrial products.

The Compound Semiconductor and Optoelectronics segment incurred a loss before interest, income taxes, minority interest and discontinued operations of $8,391,000 in the first quarter of fiscal 2001 compared to a loss of $2,929,000 in the first quarter of fiscal 2000. The losses relate to start-up costs of the Optoelectronics joint venture which have increased as the joint venture gets closer to the commencement of commercial operations and the acquisition of Sterling Semiconductor, Inc. in the third quarter of fiscal 2001, which is also in a development mode.

Approximately $1,865,000 of other expense incurred in the first quarter of fiscal 2001 compared to $315,000 of other income in the first quarter of fiscal 2000 was not allocated to any segment of the Company's business. Included in other non-allocated income in the first quarter of fiscal 2000 is a gain of approximately $2,905,000 realized upon the sale of the investment in preferred stock of Emcore Corporation. Excluding the gain on the sale of the Emcore Corporation preferred stock in the first quarter of fiscal 2000, unallocated expenses declined from the first quarter of fiscal 2000 compared to the first quarter of fiscal 2001 due to a reduction of corporate overhead as a result of the sale of the net assets of the High Performance Plastics segment in the second quarter of fiscal 2000.

Loss from discontinued operations of the High Performance Plastics segment was $4,000 in the first quarter of fiscal 2001 compared to net income from discontinued operations of $1,347,000 in the first quarter of fiscal 2000. The decrease is due to the sale of the High Performance Plastics segment in the second quarter of fiscal 2000.

Interest Income (Expense). Interest income for the first quarter of fiscal 2001 was $861,000 compared to interest income in the first quarter of fiscal 2000 of $5,000. The increase is attributable to interest income earned on the investment of the proceeds received from the sale of the Company's High Performance
Plastics segment in the second quarter of fiscal 2000. Interest expense was $599,000 in the first quarter of fiscal 2001 compared to $319,000 in the first quarter of fiscal 2000. The increase in interest expense is due to the absence of capitalized interest in the first quarter of fiscal 2001 compared to approximately $287,000 capitalized in the first quarter of fiscal 2000. Including capitalized interest, overall interest costs were equal to the prior year.

Income Tax Benefit. Income tax benefit in the first quarter of fiscal 2001 was $2,145,000 compared to a $1,671,000 benefit in the first quarter of fiscal 2000. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on annualized income. The first quarter of fiscal 2000 benefited from the reversal of a portion of the deferred tax valuation allowance related to capital loss carryforwards. The reversal was due to the use of the capital losses to offset the capital gains resulting from the sale of preferred stock of Emcore Corporation.

Liquidity and Capital Resources

For the first quarter of fiscal 2001, continuing operations used $11,313,000 of cash as compared to $6,206,000 used in continuing operations during the first quarter of fiscal 2000. The increase in cash used by continuing operations for the first quarter of fiscal 2001 resulted primarily from an increase in inventories primarily at the Coated Fabrics segment as part of a strategy to further increase Naugahyde(R) sales, an increase in start-up costs for the Compound Semiconductor and Optoelectronics segment and a decrease in payables and other accrued expenses.

Net cash provided by investing activities for the first quarter of fiscal 2001 was $3,317,000 compared to $1,836,000 provided during the first quarter of fiscal 2000. The net proceeds from the sale and redemption of investments more than offset the expenditures for capital equipment and a business acquisition. During the first quarter of fiscal 2001, the purchase of machinery and equipment primarily related to the Compound Semiconductor and Optoelectronics segment.

Net cash used in financing activities during the first quarter of fiscal 2001 was $1,603,000 compared to $6,000 of cash provided during the first quarter of fiscal 2000. Borrowings under the Company's revolving line of credit facility and a capital contribution from the Optoelectronics joint venture partner provided the principal source of cash from financing activities during the first quarter of fiscal 2001.

On December 31, 2000, the Company had approximately $25,130,000 in cash and cash equivalents as compared to approximately $36,627,000 at October 1, 2000. Working capital at December 31, 2000 was $24,264,000 compared to $36,282,000 at October 1, 2000. On December 31, 2000, the Company had outstanding borrowings of
$3,893,000 under its $10,000,000 revolving credit facility with the CIT Group/Business Credit, Inc. (subject to a borrowing base limitation of approximately $8,085,000 at December 31, 2000). The principal uses of cash during the first quarter of fiscal 2001 were to repurchase Company stock for treasury and to fund capital expenditures and operating losses for the Compound Semiconductor and Optoelectronics segment. The Company plans to spend an additional $25 - $30 million on capital expenditures for the Compound Semiconductor and Optoelectronics segment during fiscal 2001. The Company plans to fund these expenditures with the proceeds from the sale of the High Performance Plastics segment. The Company believes that cash from its operations, its ability to borrow under the revolving credit facility mentioned above, its ability to obtain financing for capital equipment and proceeds from the sale of the High Performance Plastics segment will provide sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facility will continue to be sufficient to finance its existing level of operations and meet its debt service obligations. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The Company is exposed to various market risks, including changes in interest rates. The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates on its floating rate revolving credit advances and investment portfolio. The Company's risk management policy includes the use of derivative financial instruments (interest rate swaps) to manage its interest rate exposure on long-term variable rate debt. The counter parties are major financial institutions. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. No interest rate swaps are outstanding at December 31, 2000.

At December 31, 2000, the Company had approximately $30.1 million of cash, cash equivalents and investments subject to variable short-term interest rates and $3.9 million of floating rate revolving credit advances. Because of the short-term nature or floating rates, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon the net balance, a change of one percent in the interest rate would cause a change in net interest income of approximately $262,000 on an annual basis.

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

         (b) No legal proceedings were terminated during the three months ended December 31, 2000, other than routine litigation incidental to the Company's business.

Item 2.  Changes in Securities

               None.

Item 3.  Default upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          4.2 Amended and Restated Warrant Agreement with Mellon Investor Services, LLC
         10.44 Amended and Restated Rights Agreement with Mellon Investor Services, LLC

         (b) Reports on Form 8-K

               None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:  February 5, 2001                By: /s/ George J. Zulanas, Jr.
       ----------------                    --------------------------
                                           George J. Zulanas, Jr.,
                                           Executive Vice President, Treasurer
                                             and Chief Financial Officer