Form 10-Q
period 2001-04-01
UNIROYAL TECHNOLOGY CORP
filed 2001-05-09
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     ------


                                    FORM 10-Q
(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

                                       OR

  [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______to______


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

          Total number of shares of outstanding stock as of April 30, 2001

                             Common stock 26,136,515

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                        April 1,           October 1,
                                                                          2001                2000
                                                                     ------------        ------------
    Current assets:
      Cash and cash equivalents                                      $      7,660        $     36,627

      Short-term investments (Note 2)                                      14,974              12,425

      Trade accounts receivable (less estimated reserve for
        doubtful accounts of $108 and $119,
        respectively)                                                       6,417               5,669

      Inventories (Note 3)                                                 13,116              11,079

      Accrued income taxes receivable                                       5,348                   -

      Deferred income taxes                                                 1,454               5,460

      Prepaid expenses and other current assets                             1,700               1,408
                                                                     ------------        ------------
      Total current assets                                                 50,669              72,668

    Property, plant and equipment - net                                    65,149              57,386

    Property, plant and equipment held for sale - net                       2,194               2,301

    Investments (Note 2)                                                        -               8,902

    Goodwill - net (Note 4)                                                27,592              27,772

    Deferred income taxes - net                                            10,896               7,828

    Other assets - net                                                     12,498              13,175
                                                                     ------------        ------------
    TOTAL ASSETS                                                     $    168,998        $   $190,032
                                                                     ============        ============


                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     April 1,                October 1,
                                                                                       2001                     2000
                                                                                  ------------             ------------
     Current liabilities:
       Current portion of long-term debt                                          $     10,206             $      6,702
       Trade accounts payable                                                           13,102                   11,563
       Net liabilities of discontinued operations (Note 5)                               1,288                    4,632
       Accrued expenses:
         Compensation and benefits                                                       7,151                    9,180
         Interest                                                                           52                      156
         Taxes, other than income                                                          398                      391
         Accrued income taxes                                                                -                      623
         Other                                                                           2,920                    3,139
                                                                                  ------------             ------------
       Total current liabilities                                                        35,117                   36,386

     Long-term debt, net of current portion                                             15,222                   15,462
     Other liabilities                                                                  24,283                   23,800
                                                                                  ------------             ------------
     Total liabilities                                                                  74,622                   75,648
                                                                                  ------------             ------------
     Commitments and contingencies (Note 6)
     Minority interest                                                                   4,459                    7,535
                                                                                  ------------             ------------
     Stockholders' equity (Note 7):
        Preferred stock:
          Series C - 0 shares issued and outstanding; par value $0.01;
          450 shares authorized                                                              -                        -
        Common stock:
          32,650,990 and 30,707,976 shares issued or to be issued,
          respectively; par value $0.01; 100,000,000 shares authorized                     327                      307
        Additional paid-in capital                                                     103,968                   94,296
        Retained earnings                                                               29,812                   40,575
        Unrealized loss on securities held for sale - net                                    -                      (44)
                                                                                  ------------             ------------
                                                                                       134,107                  135,134
        Less treasury stock at cost - 6,759,038 and 4,841,059 shares,
         respectively                                                                  (44,190)                 (28,285)
                                                                                  ------------             ------------
        Total stockholders' equity                                                      89,917                  106,849
                                                                                  ------------             ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    168,998             $    190,032
                                                                                  ============             ============

            See notes to condensed consolidated financial statements.


                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                 Three Months Ended                Six Months Ended
                                                             ---------------------------     ----------------------------
                                                                April 1,       April 2,         April 1,        April 2,
                                                                 2001            2000             2001            2000
                                                             ------------   ------------     -------------   ------------

Net sales                                                    $    15,056    $     16,103     $     29,374    $     31,298
Costs, expenses and (other income):
Costs of goods sold                                               12,784          13,028           24,398          24,586
Selling and administrative (Note 8)                                9,062          13,092           17,796          20,328
Depreciation and other amortization                                4,120           1,114            8,031           2,118
Provision for uncollectible note receivable                            -           5,387                -           5,387
Loss on assets to be disposed of  (Note 9)                           793           2,223              793           2,223
Gain on sale of preferred stock investment                             -               -                -          (2,905)
                                                             -----------    ------------     ------------     -----------
Loss before interest, income taxes, minority
   interest and discontinued operations                          (11,703)        (18,741)         (21,644)        (20,439)

Interest income                                                      483             603            1,344             608
Interest expense                                                    (316)           (592)            (915)           (911)
                                                             -----------    ------------     ------------    ------------
Loss before income taxes, minority interest
   and discontinued operations                                   (11,536)        (18,730)         (21,215)        (20,742)

Income tax benefit  (Note 10)                                      2,874          20,184            5,019          21,677
                                                             -----------    ------------     ------------    ------------
(Loss) income before minority interest and discon-
   tinued operations                                              (8,662)          1,454          (16,196)            935

Minority interest in losses of consolidated
   joint venture                                                   2,782           1,653            5,458           3,067
                                                             -----------    ------------     ------------    ------------
(Loss) income from continuing operations                          (5,880)          3,107          (10,738)          4,002

Income from discontinued operations (net of
   income taxes) (Note 5)                                              -               -                -           1,525
(Loss) gain on disposition of discontinued
   operations (net of income taxes) (Note 5)                         (21)         57,118              (25)         57,118
                                                             -----------    ------------     ------------    ------------
Net (loss) income                                            $    (5,901)   $     60,225     $    (10,763)   $     62,645
                                                             ===========    ============     ============    ============

Net (loss) income per share - basic (Note 11)
-----------------------------------
  (Loss) income from continuing operations                   $     (0.23)   $       0.13     $      (0.42)   $       0.16
  Income from discontinued operations                                  -            2.31                -            2.42
                                                             -----------    ------------     ------------    ------------
  Net (loss) income                                          $     (0.23)   $       2.44     $      (0.42)   $       2.58
                                                             ===========    ============     ============    ============
Net (loss) income per share - diluted (Note 11)
-------------------------------------
  (Loss) income from continuing operations                  $      (0.23)   $       0.11     $      (0.42)   $       0.14
  Income from discontinued operations                                  -            1.97                -            2.07
                                                             -----------    ------------     ------------    ------------

   Net (loss) income                                         $     (0.23)   $       2.08     $      (0.42)   $       2.21
                                                             ===========    ============     ============    ============

            See notes to condensed consolidated financial statements.


                         UNIROYAL TECHNOLOGY CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (Unaudited)
                                 (In thousands)


                                                                   Three Months Ended                 Six Months Ended
                                                              -----------------------------     ----------------------------
                                                                   April 1,        April 2,         April 1,       April 2,
                                                                     2001            2000             2001           2000
                                                              ------------     ------------     ------------  --------------

Net (loss) income                                             $     (5,901)    $     60,225     $    (10,763)   $     62,645

Net unrealized gain (loss) on securities available for sale, net of income taxes:

  Unrealized gain on securities available for
    sale (net of income tax expense of $4 and
    $34, respectively)                                                   6                -               53               -

  Reclassification adjustment for gains
    realized in net income                                              (9)               -              (9)            (100)
                                                              ------------     ------------    ------------     ------------
Net unrealized (loss) gain                                              (3)               -              44             (100)
                                                              ------------     ------------    ------------     ------------
Comprehensive (loss) income                                   $     (5,904)    $     60,225    $    (10,719)    $     62,545
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

                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                        Six Months Ended
                                                                              -------------------------------------
                                                                                  April 1,                April 2,
                                                                                    2001                    2000
                                                                              ------------             ------------
OPERATING ACTIVITIES:
   Net (loss) income                                                          $    (10,763)            $     62,645
   Deduct loss (income) from discontinued operations                                    25                  (58,643)
                                                                              ------------             ------------
   (Loss) income from continuing operations                                        (10,738)                   4,002
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and other amortization                                           8,031                    2,118
       Deferred tax benefit                                                            904                    3,607
       Provision for uncollectible note receivable                                       -                    5,387
       Loss on assets to be disposed of                                                793                    2,223
       Gain on sale of preferred stock investment                                        -                   (2,905)
       Minority interest in net losses of consolidated joint venture                (5,458)                  (3,067)
       Other                                                                            89                      181
       Changes in assets and liabilities:
         Increase in trade accounts receivable                                        (843)                    (204)
         Increase in inventories                                                    (2,037)                  (1,699)
         Increase in prepaid expenses and other assets                                (370)                  (1,431)
         Increase in trade accounts payable                                          1,867                      974
         (Decrease) increase in other accrued expenses                              (7,456)                  20,352
         Increase in other liabilities                                                 483                      626
                                                                              ------------             ------------
   Net cash (used in) provided by continuing operations                            (14,735)                  30,164
   Net cash used in discontinued operations                                         (3,369)                 (42,328)
                                                                              ------------             ------------
   Net cash used in operating activities                                           (18,104)                 (12,164)
                                                                              ------------             ------------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment (Note 12)                             (9,592)                 (14,681)
   Investment purchases of available-for-sale securities                           (13,015)                    (214)
   Investment purchases of held-to-maturity securities                              (6,002)                    (500)
   Proceeds from sales of available-for-sale securities                             16,994                        -
   Proceeds from sales of held-to-maturity securities                                8,505                        -
   Proceeds from sale of preferred stock investment                                      -                    8,125
   Business acquisition                                                             (2,750)                       -
   Proceeds from sale of discontinued operations                                         -                  208,976
                                                                              ------------             ------------
   Net cash (used in) provided by investing activities                              (5,860)                 201,706
                                                                              ------------             ------------
FINANCING ACTIVITIES (Note 12):
   Increase (decrease) in revolving loan balance                                     3,092                   (7,881)
   Repayment of term loans                                                          (3,423)                 (89,013)
   Proceeds from term loan                                                              95                        -
   Proceeds from termination of interest rate swaps                                      -                      950
   Investment by joint venture partner                                               2,382                    2,202
   Purchase of treasury stock                                                       (7,311)                  (1,520)
   Stock options exercised                                                             162                      311
   Warrants exercised                                                                    -                      742
                                                                              ------------             ------------
   Net cash used in financing activities                                            (5,003)                 (94,209)
                                                                              ------------             ------------
Net (decrease) increase in cash                                                    (28,967)                  95,333
Cash and cash equivalents at beginning of period                                    36,627                    4,145
                                                                              ------------             ------------
Cash and cash equivalents at end of period                                    $      7,660             $     99,478
                                                                              ============             ============

            See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    For the Three Months and Six Months Ended
                         April 1, 2001 and April 2, 2000

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

         The Company's fiscal year ends on the Sunday following the last Friday in September. As a result, Fiscal 2000 ended on October 1, 2000 and encompassed a 53-week period as compared to Fiscal 2001 which will end on September 30, 2001 and encompass a 52-week period. The additional week in Fiscal 2000 occurred in the first quarter ended January 2, 2000. Therefore, the six-month period ended April 2, 2000 encompassed 27 weeks of operations compared to 26 weeks of operations for the six-month period ended April 1, 2001.

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

2.       INVESTMENTS

         At April 1, 2001, the Company's investment portfolio consisted of marketable corporate debt securities classified as held-to-maturity and scheduled to mature in less than one year. Available-for-sale debt and equity securities were liquidated during the six-month period ended April 1, 2001.

         Held-to-maturity debt securities are carried at amortized cost. The fair value of the held-to-maturity debt securities approximates $14,931,000 at April 1, 2001, based upon broker quotes. The gross unrecognized holding loss approximates $43,000 at April 1, 2001.

         Available-for-sale debt securities were carried at fair market value with the unrealized gains and losses, net of tax, reported in stockholders' equity until realized. Gains and losses on securities sold are based upon the specific identification method. At April 1, 2001, there were no available-for-sale debt securities. There were no realized gains or losses for the three and six months ended April 1, 2001.

         Available-for-sale equity securities were carried at fair market value with the unrealized gains and losses, net of tax, reported in stockholders' equity until realized. Gains and losses on equity securities sold are based upon the specific identification method. At April 1, 2001, there were no available-for-sale equity securities. The realized gain on the sale of available-for-sale equity securities for the three and six months ended April 1, 2001 approximated $15,000.

         There were no investments at April 2, 2000.

3.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                              April 1,                October 1,
                                                                                2001                     2000
                                                                            ------------             ------------

         Raw materials, work in process and supplies                        $      6,949             $      6,187
         Finished goods                                                            6,167                    4,892
                                                                            ------------             ------------
           Total                                                            $     13,116             $     11,079
                                                                            ============             ============

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

         Net liabilities of the discontinued operations have been segregated on the April 1, 2001 and October 1, 2000 consolidated balance sheets, the components of which are as follows (in thousands):

                                                                            April 1,                October 1,
         Net Liabilities of Discontinued Operations                           2001                     2000
         ------------------------------------------                      ------------             ------------
         Assets:
         Cash                                                            $        106             $        100
         Deferred income taxes                                                    144                      186
         Prepaid and other assets                                                 248                      487
                                                                         ------------             ------------
         Total assets                                                             498                      773
                                                                         ------------             ------------

         Liabilities:
         Current portion of long-term debt                                        158                      158
         Trade payables                                                           148                      432
         Other accrued expenses                                                 1,480                    4,815
                                                                         ------------             ------------
         Total liabilities                                                      1,786                    5,405
                                                                         ------------             ------------
         Net liabilities of discontinued operations                      $      1,288             $      4,632
                                                                         ============             ============

         The results of operations for all periods presented have been restated for discontinued operations. The operating results of discontinued operations are as follows (in thousands):

                                                                                For the Three Months Ended
                                                                         -------------------------------------
                                                                             April 1,                April 2,
         (Loss) Income from Discontinued Operations                            2001                    2000
         ------------------------------------------                      ------------             ------------
         Net sales                                                       $          -             $     21,211
         Costs of goods sold                                                        -                   19,346
         Selling and administrative                                                29                    1,182
         Depreciation and other amortization                                        -                      999
         Gain on sale of HPPI                                                       -                  (97,239)
                                                                         ------------             ------------
         (Loss) income before interest expense and
           income taxes                                                           (29)                  96,923
         Interest income (expense) - net                                            6                   (1,447)
                                                                         ------------             ------------
         (Loss) income before taxes                                               (23)                  95,476
         Tax benefit (expense)                                                      2                  (38,358)
                                                                         ------------             ------------
         (Loss) income from discontinued operations                      $        (21)            $     57,118
                                                                         ============             ============

                                                                                  For the Six Months Ended
                                                                         -------------------------------------
                                                                            April 1,                 April 2,
         (Loss) Income from Discontinued Operations                           2001                     2000
         ------------------------------------------                      ------------             ------------
         Net sales                                                       $          -             $     54,954
         Costs of goods sold                                                        -                   44,133
         Selling and administrative                                                35                    3,927
         Depreciation and other amortization                                        -                    2,475
         Gain on sale of HPPI                                                       -                  (97,239)
                                                                         ------------             ------------
         (Loss) income before interest expense and
           income taxes                                                           (35)                 101,658
         Interest income (expense) - net                                            5                   (3,619)
                                                                         ------------             ------------
         (Loss) income before taxes                                               (30)                  98,039
         Tax benefit (expense)                                                      5                  (39,396)
                                                                         ------------             ------------
         (Loss) income from discontinued operations                      $        (25)            $     58,643
                                                                         ============             ============

6.       COMMITMENTS AND CONTINGENCIES

         Litigation

         On February 23, 2001, the Company and its wholly owned subsidiary, Sterling Semiconductor, Inc., were served with a complaint by AFG-NVC, LLC in the Loudoun County, Virginia Circuit Court. The complaint seeks $8,105,909 for alleged default under a lease and benefits that the landlord believes it would have received under such lease. The Company has filed an answer seeking not less than $7,000,000 for breaches of contract, fraud and constructive fraud on the part of the plaintiff. At the present time the Company does not have sufficient information to determine what liability, if any, the Company might have in connection with this action.

         The Company is engaged in other litigation arising from the ordinary course of business. Management believes the ultimate outcome of such litigation will not have a material adverse effect upon the Company's results of operations, cash flows or financial position.

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

         Based on information available as of April 1, 2001, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

7.       STOCKHOLDERS' EQUITY

         During the six months ended April 1, 2001, the Company repurchased 975,620 shares of its common stock in the open market for approximately $7,311,000.

         During the six months ended April 1, 2001, the Company received 1,090,947 shares of its common stock in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $8,921,000 (which was calculated based upon the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of April 1, 2001.

         During the six months ended April 1, 2001, the Company issued 2,015,014 shares of its common stock (72,000 shares of which came from treasury) to directors, officers and employees of the Company for the exercise of the stock options.

8.       JOINT VENTURE

         During the three months ended April 1, 2001 and April 2, 2000, approximately $4,212,000 and $2,884,000, respectively, of joint venture start-up costs are included in selling and administrative costs.

         During the six months ended April 1, 2001 and April 2, 2000, approximately $8,257,000 and $5,510,000, respectively, of joint venture start-up costs are included in selling and administrative costs.

9.       LOSS ON ASSETS TO BE DISPOSED OF

         During the three months ended April 1, 2001, the Company made a decision to terminate its lease for a new facility in Sterling, Virginia for the operations of Sterling Semiconductor, Inc. The decision was made as result of construction delays and breaches of contract. As a result of the lease termination, the Company reserved approximately $686,000 for the impairment of assets at that facility. The Company is currently involved in litigation regarding the lease termination (Note 6).

         During the three months ended April 1, 2001, the Company further reserved $107,000 against its Stirling, New Jersey facility held for sale. An additional impairment loss was recorded based upon a reduction in the offering price of the facility.

10.      INCOME TAXES

         The provisions for income tax benefit for the three months and six months ended April 1, 2001 and April 2, 2000 were calculated through the use of the estimated annual income tax rates based on projected annualized income. During the three months and six months ended April 2, 2000, the Company reduced the deferred tax valuation allowance relating to capital loss carryforwards and recognized a tax benefit of $12,409,000 and $13,702,000, respectively. The capital losses were used to offset capital gains which resulted from the sale of a preferred stock investment and the sale of the High Performance Plastics Segment (Note 5).

11.      INCOME PER COMMON SHARE

         For the three months ended April 1, 2001, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 25,869,954. Inclusion of warrants to purchase 735,770 shares of common stock at $2.1875 per share and additional stock options to purchase 3,976,913 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

         The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended April 2, 2000 is as follows:

                                                                    Three Months Ended
                                                                       April 2, 2000
                                            ----------------------------------------------------------------
                                               Income                       Shares                Per Share
                                            (Numerator)                 (Denominator)              Amount
                                            ----------------------------------------------------------------
         Income from continuing
           operations                       $     3,107,000

         Basic EPS
         ---------
         Income available to
           common stockholders              $     3,107,000                  24,729,221           $    0.13
                                                                                                  =========
         Effect of Dilutive Securities
         -----------------------------
         Stock options                                                        3,506,472
         Warrants                                                               705,297
                                                                             ----------
         Diluted EPS
         -----------
         Income available to
           common stockholders              $     3,107,000                  28,940,990           $    0.11
                                            ===============                  ==========           =========

         For the six months ended April 1, 2001, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 25,854,048. Inclusion of warrants to purchase 735,770 shares of common stock at $2.1875 per share and additional stock options to purchase 3,976,913 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

                                                                     Six Months Ended
                                                                       April 2, 2000
                                            -----------------------------------------------------------------
                                               Income                      Shares                   Per Share
                                            (Numerator)                (Denominator)                  Amount
                                            -----------------------------------------------------------------
         Income from continuing
           operations                       $     4,002,000

         Basic EPS
         ---------
         Income available to
           common stockholders              $     4,002,000                  24,277,802           $    0.16
                                                                                                  =========
         Effect of Dilutive Securities
         -----------------------------
         Stock options                                                        3,329,091
         Warrants                                                               793,834
                                                                             ----------
         Diluted EPS
         -----------
         Income available to
           common stockholders              $     4,002,000                  28,400,727           $    0.14
                                            ===============                  ==========           =========

12.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                     For the Six Months Ended
                                                                ---------------------------------
                                                                     April 1,            April 2,
                                                                       2001                2000
                                                                -------------       -------------
         Interest payments  (net of capitalized
           interest) - continuing operations                    $         957       $       1,064
         Interest payments (net of capitalized
           interest) - discontinued operations                              -               4,667
         Income tax payments - continuing
           operations                                                     151                  23
         Income tax payments - discontinued
           operations                                                   1,981                 225

         The purchases of property, plant and equipment and net cash used in financing activities for the six months ended April 1, 2001 and April 2, 2000 do not include $3,500,000 and $2,600,000, respectively, related to property held under capital leases. The new leases relate to equipment purchased for the Compound Semiconductor and Optoelectronics segment.

         During the six months ended April 1, 2001 and April 2, 2000, the Company made matching contributions to its 401(k) Savings Plan of $124,000 and $219,000, respectively, through the reissuance of 19,905 and 17,206 common shares from treasury, respectively.

         During the six months ended April 1, 2001, the Company made a special discretionary contribution to its 401(k) Savings Plan for the plan year ended December 31, 1999. This special contribution was valued at approximately $723,000 and was funded through the reissuance of 56,683 shares of common stock from treasury. Subsequent to April 1, 2001, the Company made a special discretionary contribution to its 401(k) Savings Plan for the plan year ended December 31, 2000. This special contribution was valued at approximately $1,512,000 and was funded through the reissuance of 241,957 shares of common stock from treasury. The liability and related compensation expense for these two special discretionary contributions were accrued at October 1, 2000.

13.      SEGMENT INFORMATION

          Segment information for the three months and six months ended April 1, 2001 and April 2, 2000 is as follows (in thousands):

                                                   For the Three Months Ended               For the Six Months Ended
                                               -----------------------------------      -------------------------------
                                                   April 1,              April 2,           April 1,          April 2,
                                                     2001                  2000               2001              2000
                                               -------------         -------------      -------------     -------------
         Net sales:
         Coated Fabrics                        $       7,818         $       8,588      $      14,476     $      17,293
         Specialty Adhesives                           6,234                 6,613             12,728            12,489
         Compound Semiconductor
             and Optoelectronics                       1,004                   902              2,170             1,516
                                               -------------         -------------      -------------     -------------
         Total                                 $      15,056         $      16,103      $      29,374     $      31,298
                                               =============         =============      =============     =============

         (Loss) income before interest,
           income taxes, minority interest
           and discontinued operations:
         Coated Fabrics                        $         (73)        $        (787)     $         (65)    $          68
         Specialty Adhesives                              90                   380                397               721
         Compound Semiconductor
             and Optoelectronics                      (9,847)               (3,158)           (18,238)           (6,087)
         Corporate                                    (1,873)              (15,176)            (3,738)          (15,141)
                                               -------------         -------------      -------------     -------------
         Total                                 $     (11,703)        $     (18,741)     $     (21,644)    $     (20,439)
                                               =============         =============      =============     =============

          Segment information as of April 1, 2001 and October 1, 2000 is as follows (in thousands):

                                                                             April 1,             October 1,
                                                                               2001                  2000
                                                                         -------------         --------------
         Identifiable Assets:
         Coated Fabrics                                                  $      21,762         $      20,915
         Specialty Adhesives                                                    19,764                16,346
         Compound Semiconductor and Optoelectronics                             81,699                74,823
         Corporate                                                              45,773                77,948
                                                                         -------------         -------------
         Total                                                           $     168,998         $     190,032
                                                                         =============         =============

14.      NEW ACCOUNTING PRONOUNCEMENT

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities
          - Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of SFAS No. 133 for one year. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as of October 2, 2000. The adoption of this statement had no impact on the Company's financial position or results of operations.

ITEM 2.  Management's Discussion and Analysis Of Financial Condition and
           Results Of Operations

Second Quarter Fiscal 2001 Compared with the Second Quarter Fiscal 2000

Net Sales. The Company's net sales from continuing operations decreased in the second quarter of fiscal 2001 by approximately 7% to $15,056,000 from $16,103,000 in the second quarter of fiscal 2000. The decrease is attributable to a softening in the transportation, industrial equipment and recreational vehicle markets at the Coated Fabrics and Specialty Adhesives segments. The decline was partially offset by an increase in sales at the Compound Semiconductor and Optoelectronics segment.

Net sales by the Coated Fabrics segment decreased in the second quarter of fiscal 2001 approximately 9% to $7,818,000 from $8,588,000 in the second quarter of fiscal 2000. The decrease is due to a lower sales volume as a result of the softening in the transportation and industrial equipment markets.

Net sales by the Specialty Adhesives segment decreased in the second quarter of fiscal 2001 by approximately 6% to $6,234,000 from $6,613,000 in the second quarter of fiscal 2000. This decrease is attributable to the overall slowing of the economy and its impact on the manufactured housing and recreational vehicle markets.

Net sales by the Compound Semiconductor and Optoelectronics segment were $1,004,000 in the second quarter of fiscal 2001 versus $902,000 in the second quarter of fiscal 2000. The increase in sales is due to the acquisition of Sterling Semiconductor, Inc. in the third quarter of fiscal 2000. The sales in the second quarter of fiscal 2000 were from wafer sales produced by the partner of the Optoelectronics joint venture. It is anticipated that the Optoelectronics joint venture will reach commercial production levels in the second six months of fiscal 2001.

Loss Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for the second quarter of fiscal 2001 was $11,703,000 compared to a loss of $18,741,000 for the second quarter of fiscal 2000. Losses for the second quarter of fiscal 2001 are attributable to the continuing start-up costs associated with the Compound Semiconductor and Optoelectronics segment. The decrease in the loss from the second quarter of fiscal 2000 to the second quarter of fiscal 2001 is attributable to a number of unusual items that occurred in the second quarter of fiscal 2000.

The Coated Fabrics segment had a loss before interest, income taxes, minority interest and discontinued operations of $73,000 in the second quarter of fiscal 2001 versus $787,000 in the second quarter of fiscal 2000. The decrease in the loss was primarily due to cost reductions in an effort to offset the decline in sales as well as the absence in the second quarter of fiscal 2001 of a $657,000 write-down of certain assets held for sale that occurred in the second quarter of fiscal 2000.

The Specialty Adhesives segment had income before interest, income taxes, minority interest and discontinued operations of $90,000 in the second quarter of fiscal 2001 compared to $380,000 in the second quarter of fiscal 2000. The decrease is attributable to a greater proportion of sales of lower margin roofing products versus the higher margin industrial products and an overall decline in sales.

The Compound Semiconductor and Optoelectronics segment incurred a loss before interest, income taxes, minority interest and discontinued operations of $9,847,000 in the second quarter of fiscal 2001 compared to a loss of $3,158,000 in the second quarter of fiscal 2000. The losses relate to start-up costs of the Optoelectronics joint venture which have increased as the joint venture gets closer to the commencement of commercial operations and the amortization of intangible assets associated with the acquisition of Sterling Semiconductor, Inc. which occurred in the third quarter of fiscal 2000, which is also in the development stage. Included in the second quarter of 2001 is a write-off of certain assets to be disposed of at Sterling Semiconductor, Inc. The assets relate to preliminary design and construction costs at a proposed new Sterling, Virginia facility. The lease at this facility was terminated after certain construction delays and breaches of contract. See Item 1. "Legal Proceedings" of
Part II for a discussion of litigation that arose in connection with the lease termination.

Approximately $1,873,000 of other expenses incurred in the second quarter of fiscal 2001 compared to $15,176,000 in the second quarter of fiscal 2000 was not allocated to any segment of the Company's businesses. Unallocated expenses declined due to a reduction of corporate overhead as a result of the sale of net assets of the High Performance Plastics segment in the second quarter of fiscal 2000 and due to the absence in the second quarter of fiscal 2001 of a number of unusual items which were recorded in the second quarter of fiscal 2000. Unusual items in the second quarter of fiscal 2001 consisted of a write-down of $107,000 related to the Stirling, New Jersey facility held for sale. Unusual items in the second quarter of fiscal 2000 included the write-off of a note receivable ($5,387,000), a reduction in the fair value of property, plant and equipment held for sale ($1,566,000) and incentive payments and benefit costs for officers and directors related to the achievement of certain strategic initiatives ($5,449,000).

Loss from discontinued operations of the High Performance Plastics segment was $21,000 in the second quarter of fiscal 2001 compared to income from discontinued operations of $57,118,000 in the second quarter of fiscal 2000. This difference is due to the sale of net assets, and resulting gain, of the High Performance Plastics segment in the second quarter of fiscal 2000.

Interest Income (Expense). Interest income for the second quarter of fiscal 2001 was $483,000 compared to interest income in the second quarter of fiscal 2000 of $603,000. The decrease is attributable to a lower level of interest income earned on the investment of the proceeds received from the sale of net assets of the Company's High Performance Plastics segment in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 as a result of a reduction in investment balances during the same time period.

Interest expense was $316,000 in the second quarter of fiscal 2001 compared to $592,000 in the second quarter of fiscal 2000. The decrease in interest expense is due to the capitalization of interest in the second quarter of fiscal 2001 of approximately $358,000 compared to no capitalized interest in the second quarter of fiscal 2000. Including capitalized interest, overall interest costs were greater than the prior year period primarily due to the addition of capitalized leases subsequent to the second quarter of fiscal 2000 at a higher interest rate which offset the effect of an overall reduction in debt.

Income Tax Benefit. Income tax benefit in the second quarter of fiscal 2001 was $2,874,000 compared to a $20,184,000 benefit in the second quarter of fiscal 2000. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on annualized income. The second quarter of fiscal 2000 benefited from the reversal of $12,409,000 of deferred tax valuation allowance related to capital loss carryforwards. The reversal was due to the use of the capital losses to offset the capital gains resulting from the sale of net assets of the High Performance Plastics Segment.

First Two Quarters Fiscal 2001 Compared with the First Two Quarters Fiscal 2000

Net Sales. The Company's net sales from continuing operations decreased in the first two quarters of fiscal 2001 by approximately 6% to $29,374,000 from $31,298,000 in the first two quarters of fiscal 2000. The decrease is attributable to a softening in the transportation and industrial equipment markets at the Coated Fabrics segment as well as the first two quarters of fiscal 2000 containing 27 weeks compared to 26 weeks for the first two quarters of fiscal 2001. The decline was partially offset by an increase in sales at the Specialty Adhesives segment and an increase in sales at the Compound Semiconductor and Optoelectronics segment.

Net sales by the Coated Fabrics segment decreased in the first two quarters of fiscal 2001 approximately 16% to $14,476,000 from $17,293,000 in the first two quarters of fiscal 2000. The decrease is due to a lower sales volume as a result of the softening in the transportation and industrial equipment markets. The comparison of net sales to the prior year is also affected by the first two quarters of fiscal 2000 containing 27 weeks as compared to 26 weeks for the first two quarters of fiscal 2001.

Net sales by the Specialty Adhesives segment increased in the first two quarters of fiscal 2001 by approximately 2% to $12,728,000 from $12,489,000 in the first two quarters of fiscal 2000. This increase is attributable to an increase in roofing revenues and branded industrial products in the first quarter of fiscal 2001.

Net sales by the Compound Semiconductor and Optoelectronics segment were $2,170,000 in the first two quarters of fiscal 2001 versus $1,516,000 in the first two quarters of fiscal 2000. The increase in sales is due to the acquisition of Sterling Semiconductor, Inc. in the third quarter of fiscal 2000. It is anticipated that the Optoelectronics joint venture will reach commercial production levels in the second six months of fiscal 2001.

Loss Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for the first two quarters of fiscal 2001 was $21,644,000 compared to a loss of $20,439,000 for the first two quarters of fiscal 2000. The increase in the loss is attributable to start-up losses for the Compound Semiconductor and Optoelectronics segment and a decline in sales associated with the Coated Fabrics segment. The loss in the first two quarters of fiscal 2000 was due in part to a large number of unusual items and was partially offset by the gain on the sale of a preferred stock investment.

The Coated Fabrics segment had a loss before interest, income taxes, minority interest and discontinued operations in the first two quarters of fiscal 2001 of $65,000 versus income of $68,000 in the first two quarters of fiscal 2000. The decrease was primarily a result of the decline in revenues for the first two quarters of fiscal 2001 versus the first two quarters of fiscal 2000. The first two quarters in fiscal 2000 were impacted by a $657,000 write-down of certain assets to be disposed of.

The Specialty Adhesives segment had income before interest, income taxes, minority interest and discontinued operations in the first two quarters of fiscal 2001 of $397,000 compared to $721,000 in the first two quarters of fiscal 2000. The decrease is attributable to a greater proportion of sales of lower margin roofing products versus the higher margin industrial products.

The Compound Semiconductor and Optoelectronics segment incurred a loss before interest, income taxes, minority interest and discontinued operations of $18,238,000 in the first two quarters of fiscal 2001 compared to a loss of $6,087,000 in the first two quarters of fiscal 2000. The losses relate to start-up costs of the Optoelectronics joint venture which have increased as the joint venture moves closer to the commencement of commercial operations and the amortization of intangible assets associated with the acquisition of Sterling Semiconductor, Inc. which occurred in the third quarter of fiscal 2001, which is also in the development stage.

Approximately $3,738,000 of other costs and unusual items incurred in the first two quarters of fiscal 2001 compared to $15,141,000 in the first two quarters of fiscal 2000 were not allocated to any segment of the Company's business. Unusual items in the first two quarters of fiscal 2001 included a write-down of the Stirling, New Jersey facility held-for-sale of approximately $107,000. Unusual items in the first two quarters of fiscal 2000 included the gain recognized on the sale of a preferred stock investment ($2,905,000); the write-off of a note receivable ($5,387,000); a reduction in the fair value of the Company's Port Clinton, Ohio facility held-for-sale ($1,566,000); and incentive payments and benefit costs for officers and directors related to the achievement of certain strategic initiatives ($5,449,000). Overall non-allocated costs have been reduced due to a reduction of corporate overhead as a result of the sale of net assets of the High Performance Plastics segment.

Loss from discontinued operations of the High Performance Plastics segment was $25,000 in the first two quarters of fiscal 2001 compared to net income from discontinued operations of $58,643,000 in the first two quarters of fiscal 2000. This difference is due to the sale of net assets, and resulting gain, of the High Performance Plastics segment in the second quarter of fiscal 2000.

Interest Income (Expense). Interest income for the first two quarters of fiscal 2001 was $1,344,000 compared to interest income in the first two quarters of fiscal 2000 of $608,000. The increase is attributable to interest income earned on the investment of the proceeds received from the sale of net assets of the Company's High Performance Plastics segment in the second quarter of fiscal 2000.

Interest expense was $915,000 in the first two quarters of fiscal 2001 compared to $911,000 in the first two quarters of fiscal 2000. Overall, interest expense has increased slightly period-to-period after consideration of capitalized interest for the Compound Semiconductor and Optoelectronics segment of approximately $358,000 in the first two quarters of fiscal 2001 versus $287,000 in the first two quarters of fiscal 2000.

Income Tax Benefit. Income tax benefit in the first two quarters of fiscal 2001 was $5,019,000 compared to a $21,677,000 benefit in the first two quarters of fiscal 2000. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on annualized income. The first two quarters of fiscal 2000 benefited from the reversal of $13,702,000 of deferred tax valuation allowance related to capital loss carryforwards. The reversal was due to the use of the capital losses to offset the capital gains resulting from the sale of net assets of the High Performance Plastics Segment and the sale of an investment in preferred stock.

Liquidity and Capital Resources

For the first two quarters of fiscal 2001, continuing operations used $14,735,000 of cash as compared to $30,164,000 provided by continuing operations during the first two quarters of fiscal 2000. The increase in cash used by continuing operations for the first two quarters of fiscal 2001 resulted primarily from an increase in start-up costs for the Compound Semiconductor and Optoelectronics segment and a decrease in other accrued expenses as a result of income tax and bonus payments made.

Net cash used in investing activities for the first two quarters of fiscal 2001 was $5,860,000 compared to $201,706,000 provided by investing activities during the first two quarters of fiscal 2000. The net proceeds from the sale and redemption of investments were offset by the expenditures for capital equipment and a business acquisition. During the first quarter of fiscal 2001, the purchase of machinery and equipment primarily related to the Compound Semiconductor and Optoelectronics segment. The first two quarters of fiscal 2000 benefited from the sale of net assets of the High Performance Plastics segment.

Net cash used in financing activities during the first two quarters of fiscal 2001 was $5,003,000 compared to $94,209,000 of cash used during the first two quarters of fiscal 2000. Purchases of Company common stock in the open market and repayment of term loans were partially offset by borrowings under the Company's revolving line of credit facility and a capital contribution from the Optoelectronics joint venture partner during the first two quarters of fiscal 2001. The significant amount of cash used during the first two quarters of fiscal 2000 were a result of debt repayment in connection with the sale of net assets of the High Performance Plastics segment.

On April 1, 2001, the Company had approximately $7,660,000 in cash and cash equivalents as compared to approximately $36,627,000 at October 1, 2000. Working capital at April 1, 2001 was $15,552,000 compared to $36,282,000 at October 1, 2000. On April 1, 2001, the Company had outstanding borrowings of $4,358,000 under its $10,000,000 revolving credit facility with the CIT Group/Business Credit, Inc. (subject to a borrowing base limitation of approximately $9,680,000 at April 1, 2001). The principal uses of cash during the first two quarters of fiscal 2001 were to repurchase Company stock for treasury and to fund capital expenditures and operating losses for the Compound Semiconductor and Optoelectronics segment. The Company plans to spend an additional $15 - $20 million on capital expenditures for the Compound Semiconductor and Optoelectronics segment during fiscal 2001. The Company plans to fund these expenditures with the remaining proceeds from the sale of net assets of the High Performance Plastics segment as well as capital lease financing. The Company believes that cash from the Coated Fabrics and Specialty Adhesives operations, its ability to borrow under the revolving credit facility mentioned above, its ability to obtain financing for capital equipment and proceeds from the sale of net assets of the High Performance Plastics segment will provide sufficient liquidity to finance its existing level of operations and meet its debt service obligations. However, there can be no assurance that the Company's operations together with amounts available under the revolving credit facility will continue to be sufficient to finance its existing level of operations and meet its debt service obligations or that the Company's Optoelectronics joint venture partner will continue to fund its 49% share of the cost of the joint venture's operations. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that the Company will be able to obtain such refinancing or additional financing.

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

o        our future financial performance including our ability to raise cash;

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

o        continued funding from our joint venture partner;

o        acquisitions and our success in integrating the acquired businesses;
         and

o        economic conditions generally and in our industries.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The Company is exposed to various market risks, including changes in interest rates. The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates on its floating rate revolving credit advances and investment portfolio. The Company's risk management policy includes the use of derivative financial instruments (interest rate swaps) to manage its interest rate exposure on long-term variable rate debt. The counter parties are major financial institutions. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. No interest rate swaps are outstanding at April 1, 2001.

At April 1, 2001, the Company had approximately $22.6 million of cash, cash equivalents and investments subject to variable short-term interest rates and approximately $4.4 million of floating rate revolving credit advances. Because of the short-term nature or floating rates, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon the net balance, a change of one percent in the interest rate would cause a change in net interest income of approximately $182,000 on an annual basis.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         (a) On February 23, 2001, the Company and its wholly owned subsidiary, Sterling Semiconductor, Inc., were served with a complaint by AFG-NVC, LLC in the Loudoun County, Virginia Circuit Court. The complaint seeks approximately $8,106,000 for alleged default under a lease and benefits that the landlord believes it would have received under such lease. The Company has filed an answer seeking not less than $7,000,000 for breaches of contract, fraud and constructive fraud on the part of the plaintiff. At the present time the Company does not have sufficient information to determine what liability, if any, the Company might have in connection with this action.

               The Company knows of no other pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business or legal proceedings in which an adverse outcome would not be expected to have a material impact on the Company.

         (b) No legal proceedings were terminated during the six months ended April 1, 2001, other than routine litigation incidental to the Company's business.

Item 2.  Changes in Securities

               On March 16, 2001, the stockholders of the Company approved the amendment of the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.01 per share, of the Company that are authorized for issuance from thirty-five million to one hundred million.

Item 3.  Default upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               On March 16, 2001, the Company held its annual meeting of stockholders in Danbury, Connecticut. A total of 25,779,354 shares of capital stock of the Company were entitled to vote at the meeting. Of this amount, 24,190,228 shares were represented by proxy. The number of shares that were present at the meeting constituted a quorum for the transaction of all business that was to be considered at the meeting. At that time, certain proposals were submitted to a vote of the stockholders.

               The first proposal was to elect the seven incumbent directors for a term of one year to be elected by the holders of common stock. The following directors were elected:

               Name                                           Voted For                         Withheld
               -----                                          ---------                         --------
               Peter C. B. Bynoe                              22,966,809                        1,223,419
               Thomas E. Constance                            22,962,962                        1,227,266
               Howard R. Curd                                 23,295,245                          894,983
               Curtis L. Mack                                 23,303,307                          886,921
               Roland H. Meyer                                23,291,602                          898,626
               John A. Porter                                 23,303,307                          886,921
               Robert L. Soran                                23,300,177                          890,051

               Proposal Number 2 was to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock. The following summarizes the results of the vote:

                           Voted For                          Voted Against                  Abstained
                           ---------                          -------------                  ---------
                           20,443,962                            3,623,088                     123,178

              Proposal Number 3 was to approve the Company's 2001 Stock Option Plan. The following summarizes the results of the vote:

                           Voted For                          Voted Against                  Abstained
                           ---------                          -------------                  ---------
                           12,713,934                            5,644,790                      95,352

               Proposal Number 4 was to consider and take action upon the ratification of the selection of Deloitte & Touche, LLP to serve as the independent public accountants for the Company for the fiscal year ending September 30, 2001. The following summarizes the results of the vote:

                           Voted For                          Voted Against                 Abstained
                           ---------                          -------------                 ---------
                           24,091,236                               45,469                     53,523

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

         3.1 Amended and Restated Certificate of Incorporation of Uniroyal Technology Corporation.

         3.2 By-Laws of Uniroyal Technology Corporation as Amended and Restated to March 16, 2001.

         10.16 Uniroyal Technology Corporation 1992 Stock Option Plan, as Amended and Restated to March 20, 2001.

         10.40 Uniroyal Technology Corporation 1994 Stock Option Plan, as Amended and Restated to March 16, 2001.

         10.62  Uniroyal Technology Corporation 2001 Stock Option Plan.

         (b)    Reports on Form 8-K

                None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






DATE:  May 9, 2001                          By: /s/ George J. Zulanas, Jr.
                                                --------------------------
                                                George J. Zulanas, Jr.,
                                                  Executive Vice President,
                                                  Treasurer and Chief Financial
                                                  Officer