Form 10-Q
period 2001-07-01
UNIROYAL TECHNOLOGY CORP
filed 2001-08-15
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     ------


                                    FORM 10-Q
(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2001

                                       OR

  [    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to______


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

              Total number of shares of outstanding stock as of August 2, 2001

                             Common stock 28,018,782


                         PART I - FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                                July 1,              October 1,
                                                                                 2001                   2000
                                                                           -------------          -------------
    Current assets:

       Cash and cash equivalents                                           $       9,154          $      36,625

       Short-term investments (Note 2)                                                 -                 12,425

       Trade accounts receivable (less estimated reserve for
         doubtful accounts of $70 and $75, respectively)                           3,973                  4,392

       Inventories (Note 3)                                                       12,157                  8,935

       Accrued income taxes receivable                                             7,142                      -

       Deferred income taxes (Note 9)                                              1,382                  5,460

       Net assets of discontinued operations (Note 4)                             10,927                  5,030

       Prepaid expenses and other current assets                                   1,812                  1,326
                                                                           -------------          -------------

    Total current assets                                                          46,547                 74,193

    Property, plant and equipment - net                                           60,905                 46,822

    Property, plant and equipment held for sale - net                              1,692                  2,301

    Investments (Note 2)                                                               -                  8,902

    Goodwill - net                                                                22,258                 26,519

    Deferred income taxes - net (Note 9)                                          11,050                  7,828

    Other assets - net                                                            11,510                 12,151
                                                                           -------------          -------------

    TOTAL ASSETS                                                           $     153,962          $     178,716
                                                                           =============          =============



                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               July 1,                 October 1,
                                                                                2001                      2000
                                                                            -------------             -------------
Current liabilities:
   Current portion of long-term debt                                        $      10,467             $       6,701
   Trade accounts payable                                                          10,809                     8,261
   Accrued expenses:
     Compensation and benefits                                                      5,393                     8,589
     Interest                                                                          74                       156
     Taxes, other than income                                                         234                       155
     Accrued income taxes                                                               -                       623
     Other                                                                          2,269                     1,890
                                                                            -------------             -------------
Total current liabilities                                                          29,246                    26,375

Long-term debt, net of current portion                                             13,860                    15,462
Other liabilities                                                                  23,134                    22,495
                                                                            -------------             -------------
Total liabilities                                                                  66,240                    64,332
                                                                            -------------             -------------
Commitments and contingencies (Note 5)
Minority interest                                                                   2,558                     7,535
                                                                            -------------             -------------
Stockholders' equity (Note 6):
   Preferred stock:
     Series C - 0 shares issued and outstanding; par value $0.01; 450
     shares authorized                                                                  -                         -

   Common stock:
     32,659,631 and 30,707,976 shares issued or to be issued,
     respectively; par value $0.01; 100,000,000 shares authorized                     327                       307

   Additional paid-in capital                                                     105,087                    94,296
   Retained earnings                                                               23,682                    40,575
   Unrealized loss on securities held for sale - net                                    -                       (44)
                                                                            -------------             -------------
                                                                                  129,096                   135,134
   Less treasury stock at cost - 6,476,273 and 4,841,059 shares,
     respectively                                                                 (43,932)                  (28,285)
                                                                            -------------             -------------
Total stockholders' equity                                                         85,164                   106,849
                                                                            -------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     153,962             $     178,716
                                                                            =============             =============

            See notes to condensed consolidated financial statements.


                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                             Three Months Ended                Nine Months Ended
                                                       -----------------------------    ---------------------------
                                                           July 1,        July 2,           July 1,        July 2,
                                                            2001           2000              2001           2000
                                                       -----------     -----------      -----------     -----------

Net sales                                              $     8,153     $     8,842      $    24,799     $    27,651

Costs, expenses and (other income):
   Costs of goods sold                                       7,597           6,781           21,695          21,507
   Selling and administrative (Note 7)                       7,273           6,252           23,578          25,134
   Depreciation and other amortization                       3,958           1,867           11,449           3,523
   Provision for uncollectible note receivable                   -               -                -           5,387
   Loss on assets to be disposed of  (Note 8)                  502               -            1,295           2,223
   Gain on sale of preferred stock investment                    -               -                -          (2,905)
                                                       -----------     -----------      -----------      ----------

Loss before interest, income taxes, minority
     interest and discontinued operations                  (11,177)         (6,058)         (33,218)        (27,218)

Interest income                                                210           1,373            1,542           1,968
Interest expense                                              (359)           (618)          (1,274)         (1,528)
                                                       -----------     -----------      -----------     -----------

Loss before income taxes, minority interest
     and discontinued operations                           (11,326)         (5,303)         (32,950)        (26,778)

Income tax benefit (Note 9)                                  2,815             482            7,823          22,278
                                                       -----------     -----------      -----------     -----------

Loss before minority interest and discon-
   tinued operations                                        (8,511)         (4,821)         (25,127)         (4,500)

Minority interest in losses of consolidated
   joint venture (Note 7)                                    1,901           2,126            7,359           5,193
                                                       -----------     -----------      -----------     -----------

(Loss) income from continuing operations                    (6,610)         (2,695)         (17,768)            693

Income from discontinued operations (net of
   income taxes) (Note 4)                                      850             884            1,270           3,023

(Loss) gain on disposition of discontinued
   operations (net of income taxes) (Note 4)                  (370)            (16)            (395)         57,102
                                                       -----------     -----------      -----------     -----------

Net (loss) income                                      $    (6,130)    $    (1,827)     $   (16,893)    $    60,818
                                                       ===========     ===========      ===========     ===========

Net (loss) income per  share - basic (Note 10)
---------------------------------------------
   (Loss) income from continuing operations            $     (0.25)    $     (0.11)     $     (0.68)    $      0.03
   Income from discontinued operations                        0.02            0.04             0.03            2.44
                                                       -----------     -----------      -----------     -----------
   Net (loss) income                                   $     (0.23)    $     (0.07)     $     (0.65)    $      2.47
                                                       ===========     ===========      ===========     ===========

Net (loss) income per share - diluted (Note 10)
----------------------------------------------
   (Loss) income from continuing operations            $     (0.25)    $     (0.11)     $     (0.68)    $      0.02
   Income from discontinued operations                        0.02            0.04             0.03            2.10
                                                       -----------     -----------      -----------     -----------
   Net (loss) income                                   $     (0.23)    $     (0.07)     $     (0.65)    $      2.12
                                                       ===========     ===========      ===========     ===========

            See notes to condensed consolidated financial statements.



                         UNIROYAL TECHNOLOGY CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)


                                                     Three Months Ended                Nine Months Ended
                                                ----------------------------      ----------------------------
                                                   July 1,          July 2,        July 1,          July 2,
                                                    2001             2000           2001             2000
                                                ------------     -----------      ------------    ------------

Net (loss) income                               $     (6,130)    $     (1,827)    $    (16,893)   $     60,818

Unrealized (loss) gain on securities
   available for sale, net of income taxes:

     Unrealized gain on securities
       available for sale (net of income
       tax expense of $34)                                 -                -               53               -

     Reclassification adjustment for
       gains realized in net income                        -                -               (9)           (100)
                                                ------------     ------------     ------------    ------------

Net unrealized (loss) gain                                 -                -               44            (100)
                                                ------------     ------------     ------------    ------------

Comprehensive (loss) income                     $     (6,130)    $     (1,827)    $    (16,849)   $     60,718
                                                ============     ============     ============    ============




            See notes to condensed consolidated financial statements.



                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                                     Nine Months Ended
                                                                             ----------------------------------
                                                                               July 1,                 July 2,
                                                                                2001                    2000
                                                                             ------------           ------------
       OPERATING ACTIVITIES:
       Net (loss) income                                                     $   (16,893)           $    60,818
       Deduct income from discontinued operations                                   (875)               (60,125)
                                                                             -----------            -----------
       (Loss) income from continuing operations                                  (17,768)                   693
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and other amortization                                    11,449                  3,523
           Deferred tax benefit                                                      703                  6,698
           Provision for uncollectible note receivable                                 -                  5,387
           Loss on assets to be disposed of                                        1,295                  2,223
           Gain on sale of preferred stock investment                                  -                 (2,905)
           Minority interest in net losses of consolidated joint venture          (7,359)                (5,193)
           Other                                                                     286                    254
           Changes in assets and liabilities:
              Decrease (increase) in trade accounts receivable                     1,025                    (83)
              Increase in inventories                                             (4,003)                (1,846)
              Increase in prepaid  expenses and other assets                      (8,062)                (1,272)
              Increase in trade accounts payable                                   2,548                  5,591
              (Decrease) increase in other accrued expenses                       (1,025)                 6,508
              Increase in other liabilities                                          639                    721
                                                                             -----------            -----------
         Net cash (used in) provided by continuing operations                    (20,272)                20,299
         Net cash used in discontinued operations                                 (1,502)               (41,315)
                                                                             -----------            -----------
         Net cash used in operating activities                                   (21,774)               (21,016)
                                                                             -----------            -----------

       INVESTING ACTIVITIES:
         Purchases of property, plant and equipment (Note 11)                    (17,950)               (18,786)
         Investment purchases of available-for-sale securities                   (13,015)               (52,754)
         Investment purchases of held-to-maturity securities                      (6,002)               (10,011)
         Proceeds from sales of available-for-sale securities                     16,994                      -
         Proceeds from held-to-maturity securities                                23,477                 46,025
         Proceeds from sale of preferred stock investment                              -                  8,125
         Business acquisition                                                     (2,750)                   613
         Proceeds from sale of discontinued operations                                 -                208,976
                                                                             -----------            -----------
         Net cash provided by investing activities                                   754                182,188
                                                                             -----------            -----------

       FINANCING ACTIVITIES (Note 11):
         Net increase (decrease) in revolving loan balance                         3,169                (11,348)
         Repayment of term loans                                                  (4,759)               (90,148)
         Proceeds from term loan                                                      95                      -
         Proceeds from termination of interest rate swaps                              -                    950
         Investment by joint venture partner                                       2,382                  4,115
         Purchase of treasury stock                                               (7,547)                (8,076)
         Stock options exercised                                                     209                    732
         Warrants exercised                                                            -                    742
                                                                             -----------            -----------
         Net cash used in financing activities                                    (6,451)              (103,033)
                                                                             -----------            -----------

       Net (decrease) increase in cash                                           (27,471)                58,139
       Cash and cash equivalents at beginning of period                           36,625                  4,143
                                                                             -----------            -----------
       Cash and cash equivalents at end of period                            $     9,154            $    62,282
                                                                             ===========            ===========

            See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   For the Three Months and Nine Months Ended
                          July 1, 2001 and July 2, 2000

1.       BASIS OF PRESENTATION

         The Company

         The interim Condensed Consolidated Financial Statements relate to Uniroyal Technology Corporation and its wholly-owned subsidiaries Uniroyal HPP Holdings, Inc., Uniroyal Engineered Products, LLC, Uniroyal Compound Semiconductors, Inc., UnitechNJ, Inc., BayPlas3, Inc., UnitechOH, Inc., BayPlas7, Inc. and its majority owned subsidiary, Uniroyal Liability Management Company, Inc. (the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"). Uniroyal Engineered Products, LLC includes its operating divisions, Naugahyde and Uniroyal Adhesives and Sealants. Uniroyal Compound Semiconductors, Inc. includes its wholly-owned subsidiaries, Sterling Semiconductor, Inc. and NorLux Corp., and its majority-owned joint venture, Uniroyal Optoelectronics, LLC. Uniroyal Liability Management Company includes its wholly-owned subsidiary, BayPlas2, Inc. The interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal years ended October 1, 2000, September 26, 1999 and September 27, 1998 included in the Company's annual Report on Form 10-K for the year ended October 1, 2000, filed with the Securities and Exchange Commission.

         The Company's fiscal year ends on the Sunday following the last Friday in September. As a result, Fiscal 2000 ended on October 1, 2000 and encompassed a 53-week period as compared to Fiscal 2001 which will end on September 30, 2001 and encompass a 52-week period. The additional week in Fiscal 2000 occurred in the first quarter ended January 2, 2000. Therefore, the nine-month period ended July 2, 2000 encompassed 40 weeks of operations compared to 39 weeks of operations for the nine-month period ended July 1, 2001.

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

         Liquidity

         The Company has experienced net operating losses and negative cash flows over the last twelve months as it continues its transition to the high technology arena. Investment spending related to start-up costs and capital expenditures at its joint venture, Uniroyal Optoelectronics, LLC, and at Sterling Semiconductor, Inc. have been significant. At July 1, 2001, the Company's principal source of liquidity is $9,154,000 of cash and cash equivalents and approximately $4,500,000 of availability under its revolving credit facility. On July 26, 2001, the Company entered into a letter of intent to sell its Uniroyal Adhesives and Sealants division ("UAS"). Proceeds from the sale are expected to approximate $25,000,000. The sale is subject to various contingencies, including the negotiation and execution of a definitive asset purchase agreement. The Company anticipates that the sale will close in September, 2001. On August 2, 2001, the Company received a $5,000,000 loan from Emcore Corporation, with a maturity date on the earlier of the sale of UAS (see Note 4) or August 2, 2003. The Company believes it has sufficient liquidity to fund operations through fiscal 2002. However, if negative cash flows from operations exceed current estimates, or if the sale of UAS is delayed and/or not consummated, liquidity could become strained during fiscal 2002. In that event, the company will need to obtain alternative financing which could include the sale of certain assets at unfavorable terms or obtain borrowings, if available, at terms the Company would not deem acceptable.

         The Company's future results of operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. The Company currently believes that sales will increase from the third quarter of fiscal 2001 levels and increase at higher growth rates quarterly thereafter. If such quarterly sales increases do not materialize, the Company will have to reduce its expenses and capital expenditures to maintain cash levels necessary to sustain its operations. The Company's future success will depend on the Company's increasing its revenues and reducing its expenses to enable it to reach profitability.

2.       INVESTMENTS

         At July 1, 2001, the Company had no investments. The Company's investment portfolio during the nine months ended July 1, 2001, consisted of marketable corporate debt securities classified as held-to-maturity and scheduled to mature in less than one year and available-for-sale debt and equity securities.

         Held-to-maturity debt securities were carried at amortized cost. During the three months ended July 1, 2001 the Company liquidated its held-to-maturity securities prior to their maturity date and recognized a loss of approximately $22,000 upon disposal.

         Available-for-sale debt securities were carried at fair market value with the unrealized gains and losses, net of tax, reported in stockholders' equity until realized. Gains and losses on securities sold are based upon the specific identification method. At July 1, 2001, there were no available-for-sale debt securities. There were no realized gains or losses for the three and nine months ended July 1, 2001.

         Available-for-sale equity securities were carried at fair market value with the unrealized gains and losses, net of tax, reported in stockholders' equity until realized. Gains and losses on equity securities sold are based upon the specific identification method. At July 1, 2001, there were no available-for-sale equity securities. The realized gain on the sale of available-for-sale equity securities for the nine months ended July 1, 2001 approximated $15,000.

3.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                           July 1,        October 1,
                                                                            2001             2000
                                                                         -----------      -----------

         Raw materials, work in process and supplies                     $     6,477      $     4,482
         Finished goods                                                        5,680            4,453
                                                                         -----------      -----------
           Total                                                         $    12,157      $     8,935
                                                                         ===========      ===========

4.       DISCONTINUED OPERATIONS

         Uniroyal Adhesives and Sealants

         On June 26, 2001, the Company entered into a letter of intent to sell certain net assets of UAS, which comprises its Specialty Adhesives segment. Proceeds from the sale are expected to approximate $25,000,000. The sale is subject to various contingencies, including negotiation and execution of a definitive asset purchase agreement. The Company anticipates the sale will close in September, 2001 and will result in a gain.

         On December 18, 2000, the Company completed the acquisition of the net assets of the solvent-based industrial adhesives business of Henkel Corporation for $2,750,000 in cash, which became part of the operations of UAS.

         The business combination was accounted for by the purchase method in accordance with Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. The results of operations of the above named business is included in the consolidated financial statements from the date of acquisition forward.

         The fair market value of purchased assets was determined to be zero; therefore, the entire purchase price has been allocated to goodwill on the date of acquisition. The acquired goodwill was to be amortized over its estimated useful life of 15 years.

         The pro forma effect of this acquisition on the Company's net sales, income (loss) from continuing operations, net income (loss) and earnings (loss) per share, had the acquisition occurred on October 2, 2000, is not considered material, either quantitatively or qualitatively.

         High Performance Plastics

         On December 24, 1999, the Company entered into a definitive agreement to sell certain net assets of its High Performance Plastics segment ("HPPI") for $217,500,000 in cash to Spartech Corporation ("Spartech"). The transaction closed on February 28, 2000, and resulted in cash proceeds of $208,976,000 net of certain transaction costs and preliminary purchase price adjustments (the "Spartech Sale"). The ultimate purchase price adjustments have not been agreed to by both parties. The Company estimates, and has provided for, an ultimate reduction in the purchase price of approximately $5,100,000, which would result in a loss of the $5,000,000 holdback as well as an additional payment from the Company to Spartech of approximately $100,000. In addition to what the Company has provided for, Spartech is seeking an additional purchase price reduction up to approximately $4,237,000. Management believes the ultimate resolution of the purchase price adjustment should not have a material adverse effect on the results of operations, cash flows or financial position.

         Net Assets and Results of Discontinued Operations

         The accompanying interim Condensed Consolidated Financial Statements reflect the operations of UAS and HPPI as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

         Net assets of the discontinued operations, the components of which are combined for UAS and HPPI, have been segregated on the July 1, 2001 and October 1, 2000 consolidated balance sheets, and are as follows (in thousands):

                                                                          July 1,        October 1,
         Net Assets of Discontinued Operations                             2001              2000
         -------------------------------------                         -----------      -----------
         Assets:

         Cash                                                          $       110      $       102
         Accounts receivable                                                 1,643            1,298
         Inventories                                                         2,845            2,144
         Deferred income taxes                                                 383              186
         Prepaid and other assets                                            1,290            1,572
         Property, plant and equipment - net                                10,500           10,564
         Goodwill - net                                                      3,853            1,253
                                                                       -----------      -----------

         Total assets                                                       20,624           17,119
                                                                       -----------      -----------
         Liabilities:
         Current portion of long-term debt                                       -              159
         Trade payables                                                      4,496            3,734
         Other accrued expenses                                              5,201            8,196
                                                                       -----------      -----------
         Total liabilities                                                   9,697           12,089
                                                                       -----------      -----------
         Net assets of discontinued operations                         $    10,927      $     5,030
                                                                       ===========      ===========

         The results of operations for all periods presented have been restated for discontinued operations. The operating results of discontinued operations are combined for UAS and HPPI and are as follows (in thousands):

                                                                        For The Three Months Ended
                                                                       ----------------------------
                                                                          July 1,          July 2,
         Income from Discontinued Operations                               2001             2000
         -----------------------------------                           -----------      -----------
         Net sales                                                     $    10,048      $     9,466
         Costs of goods sold                                                 7,502            7,262
         Selling and administrative                                            895            1,040
         Depreciation and other amortization                                   312              260
                                                                       -----------      -----------
         Income before interest expense and
           income taxes                                                      1,339              904
         Interest income - net                                                   3                5
                                                                       -----------      -----------
         Income before income taxes                                          1,342              909
         Income tax expense                                                   (862)             (41)
                                                                       -----------      -----------
         Income from discontinued operations                           $       480      $       868
                                                                       ===========      ===========


                                                                         For The Nine Months Ended
                                                                       ----------------------------
                                                                          July 1,          July 2,
         Income from Discontinued Operations                               2001             2000
         -----------------------------------                           -----------      -----------
         Net sales                                                     $    22,776      $    76,909
         Costs of goods sold                                                17,808           61,255
         Selling and administrative                                          2,415            6,413
         Depreciation and other amortization                                   852            3,197
         Gain on sale of HPPI                                                    -          (97,239)
                                                                       -----------      -----------
         Income before interest expense and
           income taxes                                                      1,701          103,283
         Interest income (expense) - net                                        20           (3,602)
                                                                       -----------      -----------
         Income before income taxes                                          1,721           99,681
         Income tax expense                                                   (846)         (39,556)
                                                                       -----------      -----------
         Income from discontinued operations                           $       875      $    60,125
                                                                       ===========      ===========

5.       COMMITMENTS AND CONTINGENCIES

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

         Based on information available as of July 1, 2001, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

6.       STOCKHOLDERS' EQUITY

         During the nine months ended July 1, 2001, the Company repurchased 1,000,620 shares of its common stock in the open market for approximately $7,547,000.

         During the nine months ended July 1, 2001, the Company received 1,116,185 shares of its common stock in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $9,154,000 (which was calculated based upon the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of July 1, 2001.

         During the nine months ended July 1, 2001, the Company issued 2,106,060 shares of its common stock (163,046 shares of which came from treasury) to directors, officers and employees of the Company for the exercise of the stock options.

7.       JOINT VENTURE

         During the three months ended July 1, 2001 and July 2, 2000, approximately $2,668,000 and $3,323,000, respectively, of joint venture start-up costs are included in selling and administrative costs.

         During the nine months ended July 1, 2001 and July 2, 2000, approximately $10,925,000 and $8,833,000, respectively, of joint venture start-up costs are included in selling and administrative costs.

         At July 1, 2001, capital contributions funded solely by the Company have increased the Company's percentage interest in the joint venture's profits and losses to 64% and correspondingly decreased Emcore's percentage interest to 36%.

         On August 2, 2001, the Company purchased Emcore Corporation's ("Emcore") minority ownership interest in the joint venture. The purchase was consummated through issuance of 1,965,924 shares of the Company's common stock valued at approximately $15,134,000. On August 2, 2001, the Company received a $5,000,000 loan, at prime rate, from Emcore with a maturity date on the earlier of the completion of the sale of UAS or August, 2, 2003.

         The acquisition of the minority interest will be accounted for by the purchase method in accordance with APB No. 16, Business Combinations. The purchase price will be allocated to assets purchased and liabilities assumed based upon the proportional acquired interest in their fair market value at the date of the acquisition.

8.       LOSSES ON ASSETS TO BE DISPOSED OF

         During the three months ended July 1, 2001, the Company entered into an agreement to sell its Port Clinton, Ohio facility for approximately $851,000, net of certain transaction costs. As a result of the proposed sale, the Company recorded an additional reserve on the property of approximately $450,000.

         During the three months ended July 1, 2001, the Company further reserved $52,000 against its Stirling, New Jersey facility held-for-sale. The additional impairment loss was recorded based upon a letter of intent to purchase the facility for approximately $841,000, net of certain transaction costs. During the nine months ended July 1, 2001, the Company has recorded $159,000 of additional impairment losses associated with this facility.

         During the nine months ended July 1, 2001, the Company made a decision to terminate its lease for a new facility in Sterling, Virginia for the operations of Sterling Semiconductor, Inc. The decision was made as result of construction delays and breaches of contract. As a result of the lease termination, the Company recorded a write-off of approximately $686,000 for the impairment of assets at that facility. The Company is currently involved in litigation regarding the lease termination (Note 5).

9.       INCOME TAXES

         The provisions for income tax benefit for the three months and nine months ended July 1, 2001 and July 2, 2000 were calculated through the use of the estimated annual income tax rates based on projected annualized income. During the nine months ended July 2, 2000, the Company reduced the deferred tax valuation allowance relating to capital loss carryforwards and recognized a tax benefit of $13,702,000. The capital losses were used to offset capital gains which resulted from the sale of a preferred stock investment and the sale of HPPI (Note 4).

         The Company believes it is more likely than not that the deferred tax assets currently recorded will be realized through the anticipated sale of UAS and the expected commencement of commercial operations in the Compound Semiconductor and Optoelectronics segment. Additionally, normalized operating income over the last three years provided further support as to the realizability of the deferred tax assets. If the Company does not sell UAS and commercial operations of the Compound Semiconductor and Optoelectronics segment are delayed, the Company may have to record a valuation allowance against the deferred tax assets.

10.      INCOME PER COMMON SHARE

         For the three months ended July 1, 2001, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 26,153,559. Inclusion of warrants to purchase 735,770 shares of common stock at $2.1875 per share and additional stock options to purchase 4,365,972 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

         For the three months ended July 2, 2000, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 25,258,953. Inclusion of warrants to purchase 735,770 shares of common stock at $2.1875 per share and additional stock options to purchase 5,404,935 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

         For the nine months ended July 1, 2001, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 25,954,340. Inclusion of warrants to purchase 735,770 shares of common stock at $2.1875 per share and additional stock options to purchase 4,365,972 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

         The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the nine months ended July 2, 2000 is as follows:

                                                               Nine Months Ended
                                                                  July 2, 2000
                                              -------------------------------------------------
                                                 Income              Shares          Per Share
                                              (Numerator)        (Denominator)         Amount
                                              -------------------------------------------------
          Income from continuing
            operations                          $   693,000                            $   0.03
                                                                                         ======

          Basic EPS
          ---------
          Income attributable to
            common stockholders                 $   693,000       24,596,681


          Effect of Dilutive Securities
          -----------------------------
          Stock options                                            3,324,820
          Warrants                                                   748,848
                                                                  ----------

          Diluted EPS
          -----------
          Income attributable to
            common stockholders                 $   693,000       28,670,349          $   0.02
                                                ===========       ==========          ========

11.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                          For The Nine Months Ended
                                                                        ----------------------------
                                                                           July 1,          July 2,
          (Loss) Income from Discontinued Operations                        2001             2000
          ------------------------------------------                    -----------      -----------
          Interest payments (net of capitalized
            interest) - continuing operations                           $     1,202      $     1,620

          Interest payments (net of capitalized
            interest) - discontinued operations                                   9            4,685

          Income tax payments - continuing
            operations                                                          373            6,267

          Income tax payments - discontinued
            operations                                                        1,981              267

         The purchases of property, plant and equipment and net cash used in financing activities for the nine months ended July 1, 2001 and July 2, 2000 do not include $3,500,000 and $2,600,000, respectively, related to property held under capital leases. The new leases relate to equipment purchased for the Compound Semiconductor and Optoelectronics segment.

         During the nine months ended July 1, 2001 and July 2, 2000, the Company made matching contributions to its 401(k) Savings Plan of approximately $124,000 and $219,000, respectively, through the reissuance of 19,933 and 17,206 common shares from treasury, respectively.

         During the nine months ended July 1, 2001, the Company issued 8,641 restricted shares of its common stock and recorded compensation expense of approximately $54,000 under the 2000 Stock Purchase Plan. In accordance with the 2000 Stock Purchase Plan, the restrictions lapse ratably on an annual basis over a three-year period.

         During the nine months ended July 1, 2001, the Company made special discretionary contributions to its 401(k) Savings Plan for the plan years ended December 31, 2000 and December 31, 1999. These special contributions were valued at approximately $2,235,000 and were funded through the reissuance of 298,612 shares of common stock from treasury. The liability and related compensation expense for the special discretionary contributions were accrued at October 1, 2000.

12.      SEGMENT INFORMATION

         Segment information for the three months and nine months ended July 1, 2001 and July 2, 2000 is as follows (in thousands):

                                         For the Three Months Ended         For the Nine Months Ended
                                        ------------------------------    ----------------------------
                                         July 1,             July 2,         July 1,          July 2,
                                          2001                2000            2001             2000
                                        -----------        -----------    -----------      -----------
         Net sales:
         Coated Fabrics                 $     6,989        $     8,538    $    21,465      $    25,831
         Compound Semiconductor
             and Optoelectronics              1,164                304          3,334            1,820
                                        -----------        -----------    -----------      -----------
         Total                          $     8,153        $     8,842    $    24,799      $    27,651
                                        ===========        ===========    ===========      ===========

         (Loss) income before interest,
           income taxes, minority
           interest and discontinued
           operations:
         Coated Fabrics                 $      (202)       $       615    $      (267)     $       683
         Compound Semiconductor
             and Optoelectronics             (8,238)            (5,007)       (26,476)         (11,094)
         Corporate                           (2,737)            (1,666)        (6,475)         (16,807)
                                        -----------        -----------    -----------      -----------
         Total                          $   (11,177)       $    (6,058)   $   (33,218)     $   (27,218)
                                        ===========        ===========    ===========      ===========

         Segment information as of July 1, 2001 and October 1, 2000 is as follows (in thousands):

                                                                          July 1,           July 2,
                                                                           2001              2000
                                                                       -----------       -----------
         Identifiable Assets:
         Coated Fabrics                                                $    20,119       $    20,915
         Compound Semiconductor and
          Optoelectronics                                                   90,503            74,823
         Corporate                                                          32,413            77,948
         Discontinued Operations                                            10,927             5,030
                                                                       -----------       -----------
         Total                                                         $   153,962       $   178,716
                                                                       ===========       ===========

13.      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of SFAS No. 133 for one year. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as of October 2, 2000. The adoption of this statement had no impact on the Company's financial position or results of operations.

         The FASB has issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company may elect early adoption of this statement on October 1, 2001, the beginning of its 2002 fiscal year. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results Of Operations

         Third Quarter Fiscal 2001 Compared with the Third Quarter Fiscal 2000

         Net Sales. The Company's net sales from continuing operations decreased in the third quarter of fiscal 2001 by approximately 8% to $8,153,000 from $8,842,000 in the third quarter of fiscal 2000. The decrease is attributable to a softening in the transportation, industrial equipment and recreational vehicle markets at the Coated Fabrics segment. The decline was partially offset by an increase in sales at the Compound Semiconductor and Optoelectronics segment.

         Net sales by the Coated Fabrics segment decreased in the third quarter of fiscal 2001 approximately 18% to $6,989,000 from $8,538,000 in the third quarter of fiscal 2000. The decrease is due to a lower sales volume as a result of the continued softening in the transportation, industrial equipment and recreational vehicle markets.

         Net sales by the Compound Semiconductor and Optoelectronics segment were $1,164,000 in the third quarter of fiscal 2001 versus $304,000 in the third quarter of fiscal 2000. The increase in sales is primarily due to the acquisition of Sterling Semiconductor, Inc. in May of fiscal 2000. The sales in the third quarter of fiscal 2000 were from wafer sales produced by the partner of the Optoelectronics joint venture. The Optoelectronics joint venture is expected to commence commercial operations in the fourth quarter of fiscal 2001.

         Loss Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for the third quarter of fiscal 2001 was $11,177,000 compared to a loss of $6,058,000 for the third quarter of fiscal 2000. Losses for the third quarter of fiscal 2001 are attributable to a softening of sales in the Coated Fabrics segment, intangible asset amortization associated with the purchase acquisition of Sterling Semiconductor, Inc. and the continuing start-up costs associated with the Compound Semiconductor and Optoelectronics segment.

         The Coated Fabrics segment had a loss before interest, income taxes, minority interest and discontinued operations of $202,000 in the third quarter of fiscal 2001 versus income before interest, income taxes, minority interest and discontinued operations of $615,000 in the third quarter of fiscal 2000. The increase in the loss is primarily due to the overall reduction in sales volume and an increase in costs associated with retiree medical benefits.

         The Compound Semiconductor and Optoelectronics segment incurred a loss before interest, income taxes, minority interest and discontinued operations of $8,238,000 in the third quarter of fiscal 2001 compared to a loss of $5,007,000 in the third quarter of fiscal 2000. The losses relate to start-up costs of the Optoelectronics joint venture which have increased as the joint venture gets closer to the commencement of commercial operations and the amortization of intangible assets associated with the May, 2000 acquisition of Sterling Semiconductor, Inc., which is also in the development stage.

         Approximately $2,737,000 of other expenses incurred in the third quarter of fiscal 2001 compared to $1,666,000 in the third quarter of fiscal 2000 was not allocated to any segment of the Company's businesses. The increase in unallocated items is attributable to a number of unusual items in the third quarter of fiscal 2001. These items include an increase in reserves of assets held-for-sale of approximately $502,000 and an increase in reserves related to pending and threatened litigation of $334,000. In addition, the third quarter of fiscal 2000 included a benefit of $250,000 related to a settlement payment received on outstanding litigation.

         Income from discontinued operations of the Specialty Adhesives and High Performance Plastics segments was $480,000 in the third quarter of fiscal 2001 compared to $868,000 in the third quarter of fiscal 2000. The reduction in income is due to the revision of certain income tax provisions primarily related to the sale of the High Performance Plastics segment.

         Interest Income (Expense). Interest income for the third quarter of fiscal 2001 was $210,000 compared to interest income in the third quarter of fiscal 2000 of $1,373,000. The decrease is attributable to a lower level of interest income earned on the investment of the proceeds received from the fiscal 2000 sale of net assets of the Company's High Performance Plastics segment in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 as a result of a reduction in investment balances during the same time period.

         Interest expense was $359,000 in the third quarter of fiscal 2001 compared to $618,000 in the third quarter of fiscal 2000. The decrease in interest expense is due to the capitalization of interest in the third quarter of fiscal 2001 of approximately $258,000 compared to no capitalized interest in the third quarter of fiscal 2000. Including capitalized interest, overall interest costs were comparable period-to-period primarily due to the addition of capitalized leases subsequent to the third quarter of fiscal 2000 at a higher interest rate which offset the effect of an overall reduction in debt.

         Income Tax Benefit. Income tax benefit, excluding the tax effects related to discontinued operations, in the third quarter of fiscal 2001 was $2,815,000 compared to a $482,000 benefit in the third quarter of fiscal 2000. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on annualized income (loss).

         First Three Quarters Fiscal 2001 Compared with the First Three Quarters Fiscal 2000

         Net Sales. The Company's net sales from continuing operations decreased in the first three quarters of fiscal 2001 by approximately 10% to $24,799,000 from $27,651,000 in the first three quarters of fiscal 2000. The decrease is attributable to a softening in the transportation, industrial equipment and recreational vehicle markets at the Coated Fabrics segment as well as the first three quarters of fiscal 2000 containing 40 weeks compared to 39 weeks for the first three quarters of fiscal 2001. The decline was partially offset by an increase in sales at the Compound Semiconductor and Optoelectronics segment.

         Net sales by the Coated Fabrics segment decreased in the first three quarters of fiscal 2001 approximately 17% to $21,465,000 from $25,831,000 in the first three quarters of fiscal 2000. The decrease is due to a lower sales volume as a result of the softening in the transportation, industrial equipment and recreational vehicle markets. The comparison of net sales to the prior year is also affected by the first three quarters of fiscal 2000 containing 40 weeks as compared to 39 weeks for the first three quarters of fiscal 2001.

         Net sales by the Compound Semiconductor and Optoelectronics segment were $3,334,000 in the first three quarters of fiscal 2001 versus $1,820,000 in the first three quarters of fiscal 2000. The increase in sales is due to the acquisition of Sterling Semiconductor, Inc. in May of fiscal 2000. The Optoelectronics joint venture is expected to commence commercial operations in the fourth quarter of fiscal 2001.

         Loss Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for the first three quarters of fiscal 2001 was $33,218,000 compared to a loss of $27,218,000 for the first three quarters of fiscal 2000. The increase in the loss is attributable to start-up costs for the Compound Semiconductor and Optoelectronics segment and a decline in sales associated with the Coated Fabrics segment. The loss in the first three quarters of fiscal 2000 was due in part to a large number of unusual items and was partially offset by the gain on the sale of a preferred stock investment.

         The Coated Fabrics segment had a loss before interest, income taxes, minority interest and discontinued operations in the first three quarters of fiscal 2001 of $267,000 versus income of $683,000 in the first three quarters of fiscal 2000. The decrease was primarily a result of the decline in revenues for the first three quarters of fiscal 2001 versus the first three quarters of fiscal 2000. The first three quarters in fiscal 2000 were impacted by a $657,000 write-down of certain assets to be disposed of.

         The Compound Semiconductor and Optoelectronics segment incurred a loss before interest, income taxes, minority interest and discontinued operations of $26,476,000 in the first three quarters of fiscal 2001 compared to a loss of $11,094,000 in the first three quarters of fiscal 2000. The losses relate to start-up costs of the Optoelectronics joint venture which have increased as the joint venture moves closer to the commencement of commercial operations and the amortization of intangible assets associated with the May, 2000 acquisition of Sterling Semiconductor, Inc., which is also in the development stage. Included in the first three quarters of fiscal 2001 is a $686,000 write-off of certain assets to be disposed of related to termination of a lease for a proposed new facility.

         Approximately $6,475,000 of costs and unusual items incurred in the first three quarters of fiscal 2001 compared to $16,807,000 in the first three quarters of fiscal 2000 were not allocated to any segment of the Company's business. Unusual items in the first three quarters of fiscal 2001 included a write-down of the Port Clinton, Ohio facility held-for-sale of approximately $450,000, a write-down of the Stirling, New Jersey facility held-for-sale of approximately $159,000, and an increase in certain litigation reserves of $334,000. Unusual items in the first three quarters of fiscal 2000 included the gain recognized on the sale of a preferred stock investment ($2,905,000); the write-off of a note receivable ($5,387,000); a reduction in the fair value of the Company's Port Clinton, Ohio facility held-for-sale ($1,566,000); and incentive payments and benefit costs for officers and directors related to the achievement of certain strategic initiatives ($5,449,000). Overall non-allocated costs have been reduced due to a reduction of corporate overhead as a result of the sale of net assets of the High Performance Plastics segment.

         Income from discontinued operations of the Specialty Adhesives and High Performance Plastics segments was $875,000 in the first three quarters of fiscal 2001 compared to $60,125,000 in the first three quarters of fiscal 2000. This difference is due to the sale of net assets, and resulting gain, of the High Performance Plastics segment in the second quarter of fiscal 2000.

         Interest Income (Expense). Interest income for the first three quarters of fiscal 2001 was $1,542,000 compared to interest income in the first three quarters of fiscal 2000 of $1,968,000. The decrease is attributable to a lower level of interest income earned on the investment of the proceeds received from the sale of net assets of the Company's High Performance Plastics segment in the second quarter of fiscal 2000. Overall investment balances have decreased period-to-period.

         Interest expense was $1,274,000 in the first three quarters of fiscal 2001 compared to $1,528,000 in the first three quarters of fiscal 2000. Overall, interest expense has increased slightly period-to-period after consideration of capitalized interest for the Compound Semiconductor and Optoelectronics segment of approximately $616,000 in the first three quarters of fiscal 2001 versus capitalized interest of $287,000 in the first three quarters of fiscal 2000. The slight increase in interest expense, before consideration of capitalized interest, is due to the addition of capital leases subsequent to the third quarter of fiscal 2000 at a higher interest rate which more than offset the effect of an overall reduction in debt.

         Income Tax Benefit. Income tax benefit, excluding the tax effects related to discontinued operations, in the first three quarters of fiscal 2001 was $7,823,000 compared to a $22,278,000 benefit in the first three quarters of fiscal 2000. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based on annualized income. The first two quarters of fiscal 2000 benefited from the reversal of $13,702,000 of deferred tax valuation allowance related to capital loss carryforwards. The reversal was due to the use of the capital losses to offset the capital gains resulting from the sale of net assets of the High Performance Plastics Segment and the sale of an investment in preferred stock.

         Liquidity and Capital Resources

         For the first three quarters of fiscal 2001, continuing operations used $20,272,000 of cash as compared to $20,299,000 provided by continuing operations during the first three quarters of fiscal 2000. The increase in cash used by continuing operations for the first three quarters of fiscal 2001 resulted primarily from an increase in start-up costs for the Compound Semiconductor and Optoelectronics segment, an increase in inventories for the Compound Semiconductor and Optoelectronics segment as commercial operations commence and a decrease in other accrued expenses as a result of income tax and bonus payments made.

         Net cash provided by investing activities for the first three quarters of fiscal 2001 was $754,000 compared to $182,188,000 provided by investing activities during the first three quarters of fiscal 2000. The net proceeds from the sale and redemption of investments were offset by the expenditures for capital equipment and a business acquisition. During the first three quarters of fiscal 2001, the purchase of machinery and equipment primarily related to the Compound Semiconductor and Optoelectronics segment. The first three quarters of fiscal 2000 benefited from the sale of net assets of the High Performance Plastics segment.

         Net cash used in financing activities during the first three quarters of fiscal 2001 was $6,451,000 compared to $103,033,000 of cash used during the first three quarters of fiscal 2000. Purchases of Company common stock in the open market and repayment of term loans were partially offset by borrowings under the Company's revolving line of credit facility and a capital contribution from the Optoelectronics joint venture partner during the first three quarters of fiscal 2001. The significant amount of cash used during the first three quarters of fiscal 2000 were a result of debt repayment in connection with the sale of net assets of the High Performance Plastics segment.

         On July 1, 2001, the Company had approximately $9,154,000 in cash and cash equivalents as compared to approximately $36,625,000 at October 1, 2000. Working capital at July 1, 2001 was $17,301,000 compared to $47,818,000 at October 1, 2000. On July 1, 2001, the Company had outstanding borrowings of approximately $4,435,000 under its $10,000,000 revolving credit facility with the CIT Group/Business Credit, Inc. (subject to a borrowing base limitation of approximately $8,907,000 at July 1, 2001). The principal uses of cash during the first three quarters of fiscal 2001 were to fund capital expenditures and operating losses for the Compound Semiconductor and Optoelectronics segment and to repurchase Company stock for treasury. The Company plans to spend an additional $20 - $25 million on capital expenditures for the Compound Semiconductor and Optoelectronics segment over the next twelve months.

         The Company has experienced net operating losses and negative cash flows over the last twelve months as it continues its transition to the high technology arena. Investment spending related to start-up costs and capital expenditures at its joint venture, Uniroyal Optoelectronics, LLC, and at Sterling Semiconductor, Inc. have been significant. On July 26, 2001, the Company entered into a letter of intent to sell its Uniroyal Adhesives and Sealants division ("UAS"). Proceeds from the sale are expected to approximate $25,000,000. The sale is subject to various contingencies, including the negotiation and execution of a definitive asset purchase agreement. The Company anticipates that the sale will close in September, 2001. On August 2, 2001, the Company received a $5,000,000 loan from Emcore Corporation, with a maturity date on the earlier of the sale of UAS (see Note 4) or August 2, 2003. The Company believes it has sufficient liquidity to fund operations through fiscal 2002. However, if negative cash flows from operations exceed current estimates, or if the sale of UAS is delayed and/or not consummated, liquidity could become strained during fiscal 2002. In that event, the company will need to obtain alternative financing which could include the sale of certain assets at unfavorable terms or obtain borrowings, if available, at terms the Company would not deem acceptable.

         The Company's future results of operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. The Company currently believes that sales will increase from the third quarter of fiscal 2001 levels and increase at higher growth rates quarterly thereafter. If such quarterly sales increases do not materialize, the Company will have to reduce its expenses and capital expenditures to maintain cash levels necessary to sustain its operations. The Company's future success will depend on the Company's increasing its revenues and reducing its expenses to enable it to reach profitability.

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

         At July 1, 2001, the Company had approximately $9,154,000 of cash and cash equivalents subject to variable short-term interest rates and approximately $4,435,000 of floating rate revolving credit advances. Because of the short-term nature or floating rates, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon the net balance, a change of one percent in the interest rate would cause a change in net interest income of approximately $47,000 on an annual basis.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         (a) On February 23, 2001, the Company and its wholly owned subsidiary, Sterling Semiconductor, Inc., were served with a complaint by AFG-NVC, LLC in the Loudoun County, Virginia Circuit Court. The complaint seeks approximately $8,106,000 for alleged default under a lease and benefits that the landlord believes it would have received under such lease. The Company has filed an answer seeking from the plaintiff not less than $7,000,000 for breaches of contract, fraud and constructive fraud on the part of the plaintiff. At the present time the Company does not have sufficient information to determine what liability, if any, the Company might have in connection with this action.

               The Company knows of no other pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business or legal proceedings in which an adverse outcome would not be expected to have a material impact on the Company.

         (b) No legal proceedings were terminated during the nine months ended July 1, 2001, other than routine litigation incidental to the Company's business.

Item 2.  Changes in Securities

         None.

Item 3.  Default upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On May 22, 2001, the Company announced the election of Howard F. Curd to its Board of Directors. Mr. Curd is President and Chief Executive Officer of Jesup & Lamont Group Holdings, Inc., a diversified financial holding company, and the son of Howard R. Curd, Chairman and Chief Executive Officer of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         10.65 Registration Rights Agreement between Uniroyal Technology Corporation and Emcore Corporation pursuant to the Membership Interest Purchase Agreement.

         (b)   Reports on Form 8-K

               Report on Form 8-K dated July 23, 2001 related to the negotiations to buy out the joint venture partner in Uniroyal Optoelectronics, LLC.

               Report on Form 8-K dated August 6, 2001 related to the completion of the acquisition of Emcore Corporation's minority ownership interest in Uniroyal Optoelectronics, LLC.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:  August 15, 2001                      By: /s/ George J. Zulanas, Jr.
       ---------------                         ---------------------------
                                               George J. Zulanas, Jr.,
                                                 Executive Vice President,
                                                 Treasurer and Chief Financial
                                                 Officer