Form 10-K
period 2001-09-30
UNIROYAL TECHNOLOGY CORP
filed 2001-12-31
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
(Mark One)
[  X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2001

                                       OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from _____ to  _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (29,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for this purpose that all directors and officers of the registrant and all holders of 5% or more of the common stock of the registrant are affiliates) was approximately $71,199,000 based on the closing price for the stock on November 30, 2001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
 PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes [ X ]   No [   ]



As of November 30, 2001, 27,867,742 shares of the registrant's common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual meeting of stockholders to be held in 2002.

Item 1.  Business

         General

                  Uniroyal Technology Corporation ("Uniroyal") is engaged in the development, manufacture and sale of a broad range of materials employing compound semiconductor technologies, plastic vinyl coated fabrics and specialty chemicals used in the production of consumer, commercial and industrial products.

                  We are organized into two primary business segments: Compound Semiconductor and Optoelectronics and Coated Fabrics.

         o The Compound Semiconductor and Optoelectronics segment manufactures wafers, epitaxial wafers and package-ready dies used in high brightness light emitting diodes ("HB-LEDs"), switches and transformers. It was formerly known as the Optoelectronics segment until May 31, 2000 when we changed the name of the segment to the Compound Semiconductor and Optoelectronics segment to reflect the acquisition of the business of Sterling Semiconductor, Inc. ("Sterling").

         o The Coated Fabrics segment manufactures a wide selection of plastic vinyl coated fabrics for use in furniture and seating applications. The Coated Fabrics business is a leading supplier in its markets because of its ability to provide specialized materials with performance characteristics customized to the end user and its ability to provide technical and customer support in connection with the use of its products in manufacturing.

                  Uniroyal is a Delaware corporation. Our principal executive offices are located at Two North Tamiami Trail, Suite 900, Sarasota, Florida 34236, and our telephone number at that address is (941) 361-2100.

         Recent Developments

                  On June 26, 2001, we entered into a letter of intent to sell certain net assets of our Uniroyal Adhesives and Sealants division ("UAS"), which comprised our Specialty Adhesives segment. Then on August 24, 2001, we entered into an asset purchase agreement for the sale of UAS. The transaction closed on November 9, 2001 for a purchase price of $21.6 million. Proceeds from the sale consisted of $14.6 million in cash, $3.5 million in subordinated promissory notes of the purchaser, $1.5 million in preferred stock of the purchaser's parent and $2.0 million of payments contingent on the future earnings achievements of the UAS business. We expect to record a gain of approximately $2.5 million on the sale of UAS in the first quarter of fiscal 2002 after the settlement of certain purchase price adjustments and the calculation of transaction costs. The consolidated financial statements at Part II, Item 8, Consolidated Financial Statements and Supplementary Data, have been restated to reflect the discontinued operations of the Specialty Adhesives segment. See Note 6 to the Consolidated Financial Statements for further details.

                  On August 27, 2001, we reached a settlement with Spartech Corporation ("Spartech") regarding the final purchase price adjustment related to the fiscal 2000 sale of certain net assets of the High Performance Plastics segment (the "Spartech Sale"). The settlement resulted in the loss of the $5.0 million holdback as well as an additional $1.0 million payment to Spartech. The $1.0 million payment is in the form of a promissory note at prime rate. The note is repayable in four increments of $250,000 plus accrued interest thereon. The payments are due November 1, 2001, February 1, 2002, May 1, 2002 and August 1, 2002. In connection with the settlement, we recorded a loss of approximately $522,000 (net of taxes of approximately $306,000) in the fourth quarter of fiscal 2001. In fiscal 2000, we had estimated and provided for an ultimate reduction in the purchase price of approximately $5.1 million.

                  On August 2, 2001, we purchased Emcore Corporation's ("Emcore") 35.7% minority interest in Uniroyal Optoelectronics, LLC. The purchase was consummated through the issuance of 1,965,924 shares of our common stock valued at approximately $15.1 million, net of approximately $67,000 in stock registration costs. On August 2, 2001, we received a $5.0 million loan, at prime rate, from Emcore. The maturity date for this loan was the earlier of the completion of the sale of UAS and August 2, 2003. Additional interest of 433 shares of our common stock per day was due Emcore beginning September 28, 2001 until the note was repaid. The loan was evidenced by a convertible note, the principal and accrued interest of which were convertible into our common stock after September 20, 2001. The conversion price for this note was based upon the trading price of our common stock, but would be no more than $8.39 or less than $6.87 per share subject to customary antidilution adjustments. The loan was repaid with cash on November 9, 2001 concurrent with the closing of the sale of UAS. See
         Note 8 to the Consolidated Financial Statements.

         Coated Fabrics Segment

                  The Coated Fabrics segment accounted for approximately $27.8 million (85%) of our net sales from continuing operations for the fiscal year ended September 30, 2001. It is a leading manufacturer of vinyl coated fabrics. The coated fabrics are durable, stain resistant, cost-effective alternatives to leather and cloth coverings. The segment's product lines include the well-known Naugahyde(R) brand name in vinyl coated fabric products.

                  The Coated Fabrics segment previously made products for the automobile manufacturing industry. The segment's automotive products line consisted of plastic vinyl coated fabrics and vinyl laminated composites used by manufacturers and custom fabricators in the production of vehicle seat coverings, door panels, arm rests, consoles and instrument panels. On October 17, 1997, we agreed to sell certain assets of the automotive operations of the Coated Fabrics segment located at our Port Clinton, Ohio facility for approximately $5.3 million plus the value of purchased inventories and plus or minus adjustments contingent upon the transfer of certain automobile programs. We received $4.9 million in July 1998 and received approximately $1.5 million during fiscal 1999. During fiscal 1999 and 1998, we recognized approximately $667,000 and $512,000, respectively, of income relating to the sale of the automotive operations. We ceased production and closed the Port Clinton facility in November 1998. The Port Clinton real property is listed as held for sale at September 30, 2001 and is expected to be sold in fiscal 2002.

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

                  Competition

                  The Coated Fabrics segment competes with respect to its Naugahyde(R) products primarily on the basis of style, color, quality and technology as well as price and customer service through technical support and performance characteristics which meet customer needs.

                  The segment's principal competitors with respect to its Naugahyde(R) products are:

         o     C. G. Spradling & Company;
         o     Morbern, Inc.; and
         o     OMNOVA Solutions.

                  Marketing

                  A predecessor of the segment introduced the segment's coated fabrics products more than 50 years ago. Today, we market these products under several nationally recognized brand names, including NAUGAHYDE(R), NAUGASOFT(TM), NAUGAFORM(R) and DURAN(R). We market our coated fabrics with a protective top finish under the name BEAUTYGARD(R), and our flame and smoke retardant coated fabrics under the brand name FLAME BLOCKER(R).

                  We market and sell our coated fabrics primarily through 12 national sales representatives, who are employees of Uniroyal, and independent sales representatives. In the contract furniture manufacturing market, we generally sell our coated fabrics through our sales representatives and to distributors who sell to furniture manufacturers, upholsterers and fabric distributors. Approximately 34% of the segment's sales in fiscal 2001 were to distributors.

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

                  Manufacturing Facilities

                  We manufacture our coated fabrics products at our facility located in Stoughton, Wisconsin. The segment ceased manufacturing at the facility in Port Clinton, Ohio on November 11, 1998. We own both of these facilities. The Port Clinton facility is listed as held for sale.

                  Trademarks and Patents

                  We own and control patents, trade secrets, trademarks, trade names, copyrights and confidential information, which in the aggregate are material to our business. We are not materially dependent, however, upon any single patent or trademark. We have several trademarks that have wide recognition and are valuable to our business. Among the trademarks that are of material importance to us are NAUGAHYDE(R), NAUGAFORM(R) and DURAN(R). Our trademarks are registered in the United States and in a number of foreign jurisdictions with terms of registration expiring generally between 2001 and 2016. No trademark registration of material importance to us expired during fiscal 2001. We intend to renew in a timely manner all those trademarks that are required for the conduct of our business. We also hold 6 patents (either current or pending) in the United States and Canada.

                  We use the trade name and trademark "Uniroyal" pursuant to a license from Uniroyal Goodrich Licensing Services, Inc.

                  Raw Materials

                  The principal raw materials for the segment's coated fabrics are casting paper, knit fabric, PVC plastic resins and plasticizers. We have multiple sources for these materials.

         Compound Semiconductor and Optoelectronics Segment

                  The Compound Semiconductor and Optoelectronics segment is vertically integrated and engaged in the design, development and manufacture of compound semiconductor materials and electronic devices made from silicon carbide (SiC), gallium nitride (GaN) and aluminum indium gallium phosphide (AllnGaP). The segment's products include substrate wafers, epitaxial thin film coated wafers and package-ready devices used in the rapidly expanding solid-state lighting market and for high frequency wireless communications, high voltage/power and high temperature applications.

                  In early 1998, UTC management began repositioning the Company away from mature, industrial-based activities and into the high-growth compound semiconductor technology industry. The Company undertook several transactions to secure its position within the semiconductor marketplace:

         o In February 1998, Uniroyal formed a joint venture with Emcore (Uniroyal Optoelectronics, LLC; "UOE") to manufacture, sell and distribute HB-LED wafers and package-ready dies. Uniroyal owned, through a wholly-owned subsidiary, the majority interest in the joint venture company. The joint venture was formed to leverage the relative strengths of Uniroyal and Emcore, expedite the scaling to commercial production levels and enter the marketplace rapidly. On August 2, 2001, Uniroyal purchased Emcore's 35.7% minority interest in the joint venture. See "Item 1. Business - Recent Developments." UOE emerged from the development stage on October 1, 2001.

         o In May 2000, Uniroyal acquired Sterling Semiconductor, Inc. ("Sterling") for stock and employee stock options valued at approximately $40.6 million. Sterling is a developer and manufacturer of silicon carbide (SiC) semiconductor substrates with silicon carbide epitaxial thin film coatings. Our objective was to leverage Sterling's strong research and development capability and SiC expertise in order to capitalize on the emerging SiC marketplace. See Note 9 to the Consolidated Financial Statements for further details.

         o In May 2000, Uniroyal formed NorLux Corp. ("NorLux") to design and manufacture custom lighting solutions and applications utilizing HB-LED technology. NorLux brings our technology one step closer to the end-user and provides valuable insight into the needs of the marketplace. NorLux is currently in the development stage and expects to reach commercial production in 2002.

                  General

                  Compound semiconductors have emerged as an enabling technology to meet the complex requirements of today's highly advanced electronic devices. Many compound semiconductor materials have unique physical properties that allow electrons to move at least four times faster through them than through silicon-based devices. Advantages of compound semiconductor devices over silicon devices include:

         o     higher operating speeds;
         o     lower power consumption;
         o     higher heat tolerance;
         o     reduced noise and distortion; and
         o     light emitting and detecting optoelectronics properties.

                  Compound semiconductors are composed of two or more elements and usually consist of a metal, such as gallium, aluminum or indium, and a non-metal, such as arsenic, phosphorous or nitrogen. The resulting compounds include gallium arsenide, indium phosphide, gallium nitride, indium antimonide and indium aluminum phosphide. The performance characteristics of compound semiconductors are dependent on the composition of these compounds. Many of the unique properties of compound semiconductor materials are achieved by layering different compound semiconductor materials in the same device. This layered structure creates an optimal configuration to permit the emission or detection of light and the detection of magnetic fields.

                  Although compound semiconductors are more expensive to manufacture than silicon-based devices, electronics manufacturers are increasingly integrating compound semiconductor devices into their products in order to achieve higher performance applications targeted for a wide variety of markets. These include solid-state lighting, wireless communications and consumer and automotive electronics.

                  HB-LEDs are solid-state compound semiconductor devices that emit light when direct current is applied. The advantages of HB-LEDs over conventional light sources include:

         o Efficiency - LEDs efficiently convert electricity to light and require approximately 90% less energy than conventional light sources.

         o Longevity - LEDs have an expected life span of 50 times longer than incandescent bulbs. LEDs also operate on low voltage and qualify for UL low-wattage certification.

         o Design Flexibility -LEDs can be arranged in virtually an infinite number of configurations, making the use of lines, points, fields and curves possible. LEDs can be easily programmed to create subtle changes in color and quality of light.

         o Range of Colors - LEDs produce high-purity colored light that can be mixed to create millions of colors.

                  SiC-based devices offer significant advantages over competing products made from silicon, gallium, arsenide, sapphire and other materials for certain electronic applications. SiC is a third generation compound semiconductor material possessing unique physical and electrical properties that far exceed those of silicon and GaAs, the first and second generation materials, respectively. Electronic devices made from this material can operate more efficiently and at much higher temperatures than devices made from other common semiconductor materials. SiC devices operate at much higher voltage levels and allow power devices to be significantly smaller while carrying power levels the same as or greater than comparable silicon and GaAs-based devices. SiC is an excellent thermal conductor compared to other commercially available semiconductor materials. This feature enables SiC-based devices to operate at higher power levels and still dissipate the excess heat generated. SiC has an extremely high melting point and is one of the hardest known materials in the world. As a result, SiC can withstand much higher electrical pulses and is much more radiation-resistant than silicon or GaAs. SiC is also extremely resistant to chemical breakdown and can operate in harsh environments.

                  Current product offerings include:

         o     Gallium  nitride  (GaN)-based  blue,  green and  ultraviolet  LED products;
         o 4H and 6H poly type SiC substrates in diameters of 50.8mm (2-inch) and a recent introduction of 76.2mm (3-inch) 6H substrates;
         o     SiC substrates with epitaxial thin film coatings; and
         o     custom lighting products.

                  Future product offerings on a commercial basis include:

         o semi-insulating SiC wafers useful in the manufacture of microwave devices and
         o     SiC devices.

                  Competition

                  The semiconductor industry is intensely competitive and is characterized by rapid technological change, price erosion and intense foreign competition. Both SiC bulk crystal growth and SiC epitaxy technology, however, involve substantial barriers to entry.

                  In the LED marketplace, our primary competitor is Cree, Inc., a leading developer and manufacturer of compound semiconductor materials and electronic devices, and currently the market leader in the segment. Other competitors include:

         o     Hewlett Packard Corporation;
         o LumiLeds Lighting, a joint venture between Agilent Technologies and Philips Lighting;
         o     Nichia Chemical Industries, Ltd.;
         o     Siemens AG's subsidiary, Osram;
         o     Toshiba Corporation; and
         o     Toyoda Gosei Co. Ltd.

         In addition, AXT, Inc., Lucky Goldstar and other Asian-based companies have announced intentions to begin production of blue and green LEDs.

                  In the custom lighting arena, traditional light source manufacturers are the main competition. Solid-state lighting, however, will probably displace incandescent, fluorescent, neon and other sources over time. Three multinationals, Philips Lighting, General Electric and Osram, control 80% to 90% of the worldwide market. Each has created joint ventures to address solid-state lighting.

                  In the SiC marketplace, Cree, Inc. is currently the dominant supplier of SiC wafers, commanding approximately 90% of the market. SiCrystal, a German-based company that entered the wafer market in 1998 and has limited capacity, produces low commercial volumes and presently lacks epitaxy capability. Sixon Ltd, a development stage company affiliated with the Kyota Institute of Technology in Japan, has been active commercially for two years and has limited production capability. II-VI, Inc., a U.S.-based company, produces a variety of compound semiconductor crystals and has announced its intentions to enter the SiC market.

                  Marketing

                  We market our optoelectronics products generally through an executive sales approach, relying predominantly on the efforts of senior management and a small direct sales staff for domestic product sales. We believe that this approach is preferable in view of our current customer base and product mix, particularly since the production of lamp and display products incorporating LED chips is concentrated among a relatively small number of manufacturers. Sales in Japan, Taiwan, Hong Kong and Europe are made by distributors and independent sales representatives.

                  Customers for epitaxy and device dies include distributors with value-added chip processing and testing capabilities, packagers on a stand-alone basis and integrated packagers. Customers for packaged components include original equipment manufacturers and various suppliers.

                  Initial efforts have been focused on EPI wafers and die, while introduction of packaged components has begun only in the first quarter of fiscal 2002. New representatives and distributors have been signed on for this effort. In addition, efforts to partner with other LED producers who lack a die and/or epitaxial capability are ongoing. A partner would provide the economical solution to package our die into lamps and provide our customers a high brightness die (blue, green, yellow and red) at a cost-effective price. It would also be our intent to market the finished product in that producer's home market through their distribution channel. This marketing effort would allow us to obtain greater visibility in the market for our lamps.

                  In North America, we sell SiC substrates and epitaxy directly to the customers and track customer needs through a database designed for this purpose. In Europe, we are represented by a European distributor based in England, and with offices in Germany and Sweden. The distributor sells the company's SiC wafers in addition to other compound semiconductor wafers manufactured in the United Kingdom. The distributor has been in the semiconductor business since the late 1950s.

                  In Japan, we established a sales presence in 1997 for our SiC substrates through a representation agreement with a Japanese distributor with sales offices in Tokyo and Osaka. The distributor has a 41-year track record in selling U.S. and European materials to the Japanese electronics industry on behalf of Fortune-500 firms as well as small producers of specialty products. We also sell through representatives in Korea and Taiwan.

                  Manufacturing Facility

                  We have recently completed construction of a 77,000 square foot, state-of-the-art facility in Tampa, Florida, for the development and manufacture of HB-LEDs. The infrastructure and capital equipment were completed in two phases with a total investment of approximately $54 million. The second phase of construction, completed in August 2001, provided the infrastructure and necessary space for future capacity expansion. Additional reactors for blue, green and UV HB-LEDs will be staged in as required to further increase the production capacity. The estimated cost of machinery for this additional capacity is approximately $25.0 million. This is a leased facility.

                  Our primary SiC facilities and executive offices are located in Sterling, Virginia. At this location, the Company conducts research and development in SiC crystal growth and SiC epitaxy. The Company's main SiC production facility is in Danbury, Connecticut, where it manufactures SiC in an ISO-9002 certified facility and performs research and development. Both facilities are leased.

                  The Company's NorLux Corp. subsidiary also established a 12,000 square foot facility with a state-of-the-art 2,000 square foot manufacturing section dedicated to HB-LED assembly. The facility houses an engineering design and development lab, administrative offices and warehouse to support the supply of custom and standard products. The production environment provides for the appropriate atmosphere to manufacture microelectronic products and LED assemblies. The facility supports high-quality prototype, pre-production and stocking builds as well as continuous pilot production in low- to mid-volumes. This is a leased facility.

                  In September 2000, we entered into a lease agreement for the construction of a 50,000 square foot new manufacturing facility approximately two miles from our current Virginia location with the objective of consolidating our Connecticut and Virginia facilities. During fiscal 2001, we made a decision to terminate this lease as a result of construction delays and breach of contract. We are currently involved in litigation regarding the lease termination. See "Item 3. Legal Proceedings." As a result of the lease termination, we are no longer planning to consolidate our Connecticut and Virginia facilities in the near term. A portion of the Virginia operations has been relocated to the Tampa, Florida facility.

                  Intellectual Property

                  Currently, our SiC substrate, epitaxy and device production and research development processes are not patented. As a general rule, we believe that disclosing process technology in a patent could potentially help competitors gain insight into our processes in a way that could adversely affect the benefits of the patent. Therefore, we retain our processes as trade secrets and seek to maintain them, along with other trade secrets, in confidence through appropriate non-disclosure agreements with employees and others to whom the information needs to be disclosed. However, we may in the future patent certain discrete elements of our processes in cases in which the benefits of doing so outweigh the risk of disclosing process information. We cannot give assurances that non-disclosure agreements or any future patents will provide meaningful protection against unauthorized or use of our proprietary technology know-how, or that it will not otherwise become known or independently discovered by others.

                  Our current licenses include a license to Russian silicon carbide technology through the year 2046. This licensing agreement covers the manufacture and sale of SiC substrates worldwide based upon technology developed by Russian scientists who were among the co-founders of Sterling Semiconductor. In addition, we have a license from ATMI, Inc., related to SiC substrate manufacture and sale which is exclusive and worldwide, until a 2% royalty has been paid up to $1.0 million. The ownership of the ATMI technology would then be transferred to us.

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

         General

                  Employees

                  The Company has approximately 405 employees, including approximately 182 hourly wage employees and 223 salaried employees. We believe that at the present time our workforce is adequate to conduct our business and that our relations with employees are generally satisfactory.

                  The Company is a party to one collective bargaining agreement. At our coated fabrics manufacturing facility located in Stoughton, Wisconsin, approximately 90 hourly employees are covered by an agreement expiring on September 17, 2003 with Local 7-1207 of P.A.C.E. International Union (formerly known as the United Paperworkers International Union).

                  Research and Development

                  We are actively engaged in research and development programs designed to develop new products, manufacturing processes, systems and technologies and to enhance our existing products and processes. Research and development is conducted within each of our business segments. Investment in research and development has been an important factor in establishing and maintaining our competitive position in many of the specialized niche markets in which our products are marketed. Recent expansion at the Tampa, Florida facility includes a state-of-the-art research and development center. We spent approximately $4.4 million for research and development during fiscal 2001 compared to approximately $1.1 million during fiscal 2000 (excluding expenditures for capital equipment).

                  We currently employ a staff of 30 individuals in connection with our research and development efforts. The individuals include chemists, process development engineers and laboratory technicians and are responsible for new product development and improvement of production processes. The allocation of research and development staff among our business segments is as follows: 21 at Compound Semiconductor and Optoelectronics and nine at Coated Fabrics.

                  Backlog

                  At September 30, 2001, we had backlog orders from continuing operations aggregating approximately $7.9 million, as compared to approximately $7.1 million as of October 1, 2000. We presently anticipate that all backlog orders will be filled within the next 12 months. Backlog orders for each of our business segments were as follows as of the indicated dates:

                                            September 30,            October 1,
                                               2001                    2000
                                            -------------            ----------
                                                       (in thousands)

         Coated Fabrics                     $   3,430                $   3,187
         Compound Semiconductor
          and Optoelectronics                   4,477                    3,929
                                            ---------                ---------
         Total                              $   7,907                $   7,116
                                            =========                =========

                  Environmental Matters

                  We are subject to federal, state and local laws and regulations designed to protect the environment and worker health and safety. Management emphasizes compliance with such laws and regulations and has instituted programs throughout our Company to provide education and training in compliance and auditing at all of our facilities. Whenever required under applicable law, we have implemented product or process changes or invested in pollution control systems to ensure compliance with such laws and regulations.

                  In fiscal 2001, 2000 and 1999, the amount of capital expenditures for environmental matters related to ongoing operations was immaterial and the amount of such expenditures is expected to be immaterial in fiscal 2002. In the future, as the requirements of applicable law impose more stringent controls at our facilities, expenditures related to environmental and worker health and safety are expected to increase. While we do not currently anticipate having to make any material capital expenditures in order to comply with these laws and regulations, if we are required to do so, such expenditures could have a material impact on our earnings or competitive position in the future.

                  In connection with our acquisition of the manufacturing facility in South Bend, Indiana on July 17, 1996, we assumed the costs of remediation of soil and groundwater contamination resulting from the leaking of solvents used in the operation of the plant by its former owner. We are conducting the remediation voluntarily pursuant to an agreement with the Indiana Department of Environmental Management. We estimate that such remediation will cost approximately $1.0 million over a five-to-seven-year period. In connection with our acquisition of the facility, we placed in escrow, in accordance with the terms of the purchase agreement, $1.0 million of the $1.8 million purchase price to be applied to such remediation costs. Through fiscal 2001, we have incurred costs of approximately $746,000 in connection with such remediation. In connection with the sale of UAS, see "Item 1. Business
         - Recent Developments," we have placed an additional $300,000 in escrow pending a Phase II environmental assessment.

                  In connection with the Spartech Sale, the Company conducted environmental assessments on two of the plants of the High Performance Plastics segment in compliance with the laws of the states of Connecticut and New Jersey relating to transfers of industrial real property. The asset purchase agreement provided that Spartech could defer taking title to certain parcels of real property until the Company provides evidence that environmental contamination had been remediated to the satisfaction of Spartech. The environmental assessment of the Connecticut property indicated that a separate parcel purchased by the Company in 1995 was contaminated with total petroleum hydrocarbons, DDT and other pesticide chemicals. The Company had removed approximately 60% of the soil on the property in fiscal 2000 at a cost of approximately $1,600,000. Fiscal 2001 expenditures approximated $50,000. The Company has retained environmental consultants to review its options with regard to the remaining soil on the premises and expects to complete remediation under a program approved by the Connecticut Department of Environmental Protection in December, 2001. The environmental assessment of the Hackensack, New Jersey facility is still underway. At September 30, 2001, the Company has estimated the clean-up costs for both facilities to approximate $1,000,000. At September 30, 2001, the estimates for environmental clean-up costs are included in the net liabilities of discontinued operations. Spartech has agreed to lease the parcels for a nominal amount until after remediation is complete.

                  Based upon information available as of September 30, 2001, we believe that the costs of environmental remediation for which we may be liable have either been adequately reserved for or are otherwise unlikely to have a material adverse effect on our operations, cash flows or financial position.

         History of Company

                  Our businesses trace their origins to a number of predecessor companies which eventually were reorganized pursuant to the Third Amended Plan of Reorganization under the Bankruptcy Code for Polycast Technology Corporation and Its Affiliated Debtors (as subsequently modified, the "Plan of Reorganization").

                  In October and November 1991, the predecessor companies filed voluntary bankruptcy petitions with the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Bankruptcy Court") for relief under Chapter 11 of Title 11 of the United States Code, as amended (the "Bankruptcy Code").

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

         Certain Business Risks and Uncertainties

         General

         The Market Price of Our Common Stock Has Fluctuated Widely in the Past and Might Fluctuate Widely in the Future.

                  The market price of Uniroyal's common stock has been and may continue to be subject to wide fluctuations. Factors affecting the stock price may include:

         o variations in our operating results and those of our competitors from quarter to quarter;
         o     changes in earnings estimates by securities analysts;
         o market conditions in the compound semiconductor and coated fabrics industries;
         o     cash flow constraints;
         o our ability to obtain orders for products in our Compound Semiconductor and Optoelectronics segment; and
         o     general economic conditions.

                  Uniroyal's stock price has fluctuated widely. For example, between January 1, 2000 and September 30, 2001, the high and low sale prices of our common stock fluctuated between approximately a high of $36.44 and a low of $2.54 per share. The prices have been adjusted to give effect to the 100% stock dividend declared on March 10, 2000 for stockholders of record on March 20, 2000. The current market price of our common stock may not be indicative of future market prices, and investors may not be able to sustain or increase the value of their investment in the common stock.

         We May Soon Face a Liquidity Crisis If Our Plans to Reduce Operating Costs and to Sell Certain Assets are Unsuccessful

                  We have experienced losses from continuing operations in each of the three years ended September 30, 2001 and have an accumulated deficit of $11.3 million as of September 30, 2001. Cash used in operations for the years ended September 30, 2001 and October 1, 2000 was $25.0 million and $30.7 million, respectively, and it is likely that cash flow from operations will be negative throughout Fiscal 2002. We had a working capital deficiency at September 30, 2001 of $2.8 million compared to working capital of $49.0 million as of October 1, 2000. At September 30, 2001, our principal source of liquidity is $2.0 million of cash and cash equivalents and $1.1 million of availability under a revolving credit facility. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time without receiving additional funding.

                  The operating results for Fiscal 2001 and Fiscal 2000 have occurred while we have been repositioning our operations away from the mature, industrial-based activities and into the high-growth compound semiconductor technology industry. The transition to this business segment has required significant investment spending related to start-up costs and capital expenditures. Many of the markets in this business segment are characterized by long lead times for new products requiring significant working capital investments and extensive testing, qualification and approval by our customers and end users. This business segment is marked by intense competition requiring us to introduce new products in a timely and cost-effective manner. This business segment started operations in the second quarter of Fiscal 2000 and has a limited operating history. The segment faces risks and difficulties as an early stage business in a high-growth and rapidly evolving industry. These factors have placed a significant strain on our financial resources. We have sought to generate additional financial resources by reducing operating costs and selling certain assets and by seeking additional sources of financing, including bank and other lender financing as well as private placements. Our ultimate success depends on our ability to obtain additional financing, to continue reducing operating costs and, ultimately to generate higher sales levels to attain profitability.

                  On August 24, 2001, we agreed to sell certain net assets of UAS and closed this transaction on November 9, 2001. Net cash proceeds from the sale approximated $8.0 million after repayment of approximately $6.5 million of debt and preliminary purchase price adjustments. The cash proceeds are exclusive of $1.5 million of preferred stock of the purchaser's parent and $3.5 million of subordinated notes of the purchaser.

                  Our future results of operations involve a number of significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our historical sales results and our current backlog cannot ensure that we will be able to achieve the higher sales levels required for profitability. We currently believe that sales will increase from the fourth quarter of fiscal 2001 levels and increase at higher growth rates quarterly thereafter; however, there can be no assurance thereof. If such quarterly sales increases do not materialize, we will have to reduce our expenses and capital expenditures to maintain cash levels necessary to sustain our operations. Our future success will depend on increasing our revenues and reducing our expenses to enable us to reach profitability.

         The Markets in Which We Compete are Highly Competitive. An Increase in Competition Would Limit Our Ability to Maintain and Increase Our Market Share.
                  The coated fabrics, compound semiconductor and optoelectronics industries, in general, are highly competitive. Many of our competitors have substantially greater resources than we do. Oversupply and intense price competition periodically characterize the coated fabrics industry.

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

                  We have devoted and will be required to continue to devote significant funds and technologies to the Compound Semiconductor and Optoelectronics segment to develop and enhance its products. In addition, we require some of our employees to devote much of their time to the segment's projects. This could place a strain on our management and financial employees. If the Compound Semiconductor and Optoelectronics segment is unsuccessful in developing and marketing its products, our business, financial condition and results of operations may be materially and adversely affected.

         Our Continued Success Depends in Part on Our Ability to Attract and Retain Certain Key Personnel

                  The continued success of Uniroyal depends in part on our ability to attract and retain certain key personnel, including scientific, operational and management personnel. For example, some of the equipment used in the production of HB-LED and SiC products must be modified before it is put to use, and only a limited number of employees possess the expertise needed to perform these modifications. Furthermore, the number of individuals with experience in the production of HB-LED and SiC products is limited. Accordingly, the future success of the Compound Semiconductor and Optoelectronics segment depends in part on retaining those individuals who are already employees.

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

         Protecting Our Trade Secrets and Securing Patent Protections is Critical to Our Ability Effectively to Compete for Business

                  Trade Secrets. Our success and competitive position depend on protecting our trade secrets and other intellectual property. Particularly with respect to the business of our Compound Semiconductor and Optoelectronics segment our strategy is to rely more on trade secrets than patents to protect our manufacturing and sales processes and products. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take certain measures to protect our trade secrets, including executing non-disclosure agreements with our employees, customers and suppliers. If parties breach these agreements or the measures we take are not properly implemented, we may not have an adequate remedy. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes or devices could materially and adversely affect Uniroyal's business, financial condition and results of operations.

                  Patent Protection. Although we currently hold six U.S. patents and patents pending, these patents do not protect any material aspects of the current or planned commercial versions of our products for our Compound Semiconductor and Optoelectronics business segment. We are actively pursuing patents on some of our recent inventions, but these patents may not be issued. Even if these patents are issued, they may be challenged, invalidated or circumvented. In addition, the laws of certain other countries may not protect our intellectual property to the same extent as U.S. laws.

         Enforcement of Intellectual Property Rights By or Against Us Could be Costly and Could Impair Our Business

                  Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business, especially with respect to the business of our Compound Semiconductor and Optoelectronics segment. We cannot be sure that third parties will not attempt to assert infringement claims against us with respect to our current or future products, including our core products. We cannot predict the extent to which such assertions may require us to seek licenses or, if required, whether such licenses will be offered or offered on acceptable terms or that disputes can be resolved without litigation. Litigation against us or any of our customers could impair our ability to sell our products. Litigation to determine the validity of infringement claims alleged by third parties could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation is ultimately determined in our favor. We cannot predict the occurrence of future intellectual property claims that could prevent us from selling products, result in litigation or give rise to indemnification obligations or damage claims.

         Due to Protracted Product Qualification Periods, We May Incur Significant Costs to Develop Products that May Ultimately be Unsuccessful

                  Many of the markets in which we compete are characterized by long lead times for new products requiring significant working capital investment by Uniroyal and extensive testing, qualification and approval by our customers and the end users of products. We face a significant risk that we will incur significant costs for research and development, manufacturing equipment, training, facility-related overhead and other expenses to develop such products, only to have our customers or end users not select them.

                  Even if our products are eventually approved and purchased by customers and end users, our investment may fail to generate revenues for several years while we develop and test such products.

         Unsuccessful Control of Hazardous Materials Used in Our Manufacturing Processes Could Result in Costly Remediation Fees, Penalties or Damages Under Environmental and Safety Regulations.

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

         Certain Provisions of Our Charter and Our Stockholder Rights Plan May Adversely Effect the Stock Price and Make it More Difficult for a Third Party to Acquire Uniroyal Even if Such Acquisition Could be Beneficial to Some of Our Shareholders

                  Provisions of Uniroyal's charter documents may have the effect of delaying or preventing a change in control of Uniroyal or its management, which could have a material adverse effect on the market price of the common stock. These include provisions:

         o eliminating the ability of stockholders to take actions by written consent and
         o limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice.

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

         Risk Factors Associated with Uniroyal's Coated Fabrics Business Segment

         If Labor Relations at our Coated Fabrics Business Segment were Materially Impaired, Our Business Would be Adversely Affected.

                  We are a party to a collective bargaining agreement at our coated fabrics manufacturing facility located in Stoughton, Wisconsin. Approximately 90 hourly employees are covered by an agreement expiring on September 17, 2003 with Local 1207 of P.A.C.E. (formerly known as the United Paperworkers International Union).

                  Although we believe our relationships with employees are good, we can give no assurance that we will successfully negotiate the hourly wages and/or benefits of employees at our coated fabrics manufacturing facility when the applicable collective bargaining agreement expires. Moreover, the wages and/or benefits we may agree upon might adversely affect the Coated Fabrics segment's profitability. Furthermore, if we were the subject of a strike, we could incur significant costs.

         Growth is Difficult in Our Coated Fabrics Segment Due to the Maturity of the Business Sector in Which it Operates

                  Our Coated Fabrics segment competes in a mature business sector. We believe the key to generating growth in this sector (besides acquiring other businesses) is to introduce new products or product innovations that address unsatisfied market needs. We believe we will need to significantly increase revenues from product sales and increase profitability in this sector. We can give no assurance that we will have resources available for, or otherwise be successful in, any efforts to achieve such growth.

         Our Coated Fabrics Segment is Particularly Sensitive to Changes in General Economic Conditions

                  The recreational vehicle and upholstery markets, among others in which the Coated Fabrics segment competes, are sensitive to changes in general economic conditions which affect demand for the commercial and consumer items that the Coated Fabrics segment manufactures.

         Risk Factors Associated with Uniroyal's Compound Semiconductor and Optoelectronics Business Segment

         The Future Success of Our Compound Semiconductor and Optoelectronics Segment Depends on Development of New Products

                  The future success of the Compound Semiconductor and Optoelectronics segment depends on our ability to develop new products and technology in the optoelectronics and SiC industries. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new HB-LED and SiC products involves highly complex processes. The successful development and introduction of these products depends on a number of factors, including the following:

         o achievement of technology breakthroughs required to make commercially viable devices;
         o the accuracy of our predictions of market requirements and evolving standards;
         o     acceptance of our new product designs;
         o our ability to recruit qualified research and development personnel;
         o     timely completion of product designs and development;
         o our ability to develop repeatable processes to manufacture new products in sufficient quantities for commercial sales;
         o acceptance by the market of the products of the Compound Semiconductor and Optoelectronics segment's customers;
         o     consistent cost-effective manufacturing processes; and
         o     cash flow constraints.

                  If any of these or other factors become problematic, we may not be able to develop and introduce these new products in a timely or cost-effective manner.

         Our Compound Semiconductor and Optoelectronics Segment Has a Limited Operating History and We Expect Operating Losses to Continue

                  The Compound Semiconductor and Optoelectronics business segment started operations in the second quarter of fiscal 2000 and has a limited operating history. The segment faces risks and difficulties as an early stage business in a high growth and rapidly evolving industry. Some of the specific risks and difficulties for the segment include the following:

         o     building out our operational infrastructure;
         o     expanding our sales structure and marketing programs;
         o     increasing awareness of our products;
         o providing services to our customers that are reliable and cost-effective;
         o     securing sales of our products;
         o responding to technological development or product offerings by competitors;
         o     attracting and retaining qualified personnel; and
         o     cash flow constraints.

                  As of September 30, 2001, the Compound Semiconductor and Optoelectronics segment had an accumulated deficit of approximately $60.4 million. It incurred net losses of approximately $46.5 million in fiscal 2001 and $27.0 million in fiscal 2000. See "Item 1. Business - Recent Developments." We expect it to continue to incur losses in 2002. To support the segment's growth, we have increased our expense levels and our investments in inventory and capital equipment. As a result, we will need to significantly increase revenues and profit margins for the Compound Semiconductor and Optoelectronics segment to become and stay profitable. If the segment's sales and profit margins do not increase to support the higher levels of operating expenses and if its product offerings are not successful, our business, financial condition and results of operations could be materially and adversely affected.

         The Rapid Expansion of Our Compound Semiconductor and Optoelectronics Segment Places a Strain on Our Resources

                  The Compound Semiconductor and Optoelectronics segment is experiencing rapid growth. We have added a significant number of new employees to our Compound Semiconductor and Optoelectronics business. We have a newly-constructed plant in Tampa, Florida to manufacture epitaxial wafers and package-ready dies for use in HB-LEDs. Various startup issues, including equipment and process issues, have delayed commercial production at this facility. We have not yet reached high volume commercial production levels. We are planning to build additional capacity at the Tampa facility within the next year. We are also planning to expand the physical facilities for Sterling in the next year. Expansion activities such as these are subject to a number of risks, including the following:

         o unforeseen environmental or engineering problems relating to the existing facilities;
         o unavailability or late delivery of the advanced, and often customized, equipment used in the production of the segment's products;
         o     attracting and retaining qualified personnel;
         o     work stoppages and delays;
         o     delays in bringing production equipment on-line; and
         o     cash flow constraints.

                  This expansion has placed and will continue to place a significant strain on our management, financial, sales and other employees and on our internal systems and controls. If we are unable to effectively manage the rapid expansion of the Compound Semiconductor and Optoelectronics segment, our business, financial condition and results of operations could be materially and adversely affected.

         The Industries in Which Our Compound Semiconductor and Optoelectronics Segment Operates are Rapidly Changing

                  The Compound Semiconductor and Optoelectronics segment competes in markets characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, its future success depends on our ability to improve our manufacturing processes and tools and our products. To remain competitive, we must continually introduce manufacturing tools with higher capacity and better production yields and refine production processes to meet ever higher customer requirements.

                  Because we generally are unable to predict the amount of time required and the costs involved to achieve certain research, development and engineering objectives, actual development costs could exceed budgeted amounts, and estimated product development schedules could be extended. Our business, financial condition and results of operations could be materially and adversely affected if with respect to the Compound Semiconductor and Optoelectronics business:

         o     we are unable to improve our existing products on a timely basis;
         o     our new products are not introduced on a timely basis;
         o we incur budget overruns or delays in our research and development efforts;
         o     our new products experience reliability or quality problems; or
         o we experience cash flow constraints that interfere with any of the foregoing.

         Our Operating Results Could be Harmed if We Lose Access to Certain Limited Sources of Materials, Components or Equipment Used in Our Compound Semiconductor and Optoelectronics Segment

                  We depend on a limited number of suppliers for certain raw materials, components and equipment used in the Compound Semiconductor and Optoelectronics segment, including certain key materials and equipment used in our wafering, polishing, epitaxial deposition, device fabrication and device test processes. In addition, the availability of these materials, components and equipment to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. We endeavor to maintain ongoing communication with our suppliers to guard against interruptions in supply and, to date, generally have been able to obtain adequate supplies in a timely manner from our existing sources. However, any interruption in the supply of these key materials, components or equipment could have a significant adverse effect on our operations.

         The Manufacture of the Compound Semiconductor and Optoelectronics Segment's Products is a Highly Complex and Precise Process and Production Could be Impaired or Disrupted if We Experience Manufacturing Difficulties

                  The manufacture of the Compound Semiconductor and Optoelectronics segment's products is a highly complex and precise process. We now manufacture nearly all of our HB-LED epitaxial wafers and dies at our Tampa, Florida facility. Minute impurities, difficulties in the production process, defects in the layering of the wafers' and dies' constituent compounds, wafer breakage or other factors can cause a substantial percentage of wafers and dies to be rejected or numerous dies on each wafer to be non-functional. These factors can result in lower than expected production yields, which would delay product shipments and could materially and adversely affect our operating results. Because the majority of the manufacturing costs for the Optoelectronics business are relatively fixed, the number of shippable dies per wafer for a given product is critical to the segment's financial results.

                  Additionally, because we manufacture most of our HB-LEDs at our facility in Tampa, Florida, any interruption in manufacturing resulting from fire, natural disaster, equipment failures or otherwise could materially and adversely affect the Compound Semiconductor and Optoelectronics segment's business, financial condition and results of operations.

Item 2.  Properties

                  The following table sets forth the location, size, general character and nature of the Company's facilities:

                                    SQUARE FEET           GENERAL CHARACTER
LOCATION AND ENTITY                 OF FACILITY              OF PROPERTY                    LEASED OR OWNED
-------------------                 ------------      -------------------------             ---------------
Corporate
Sarasota, Florida                         11,000      Corporate offices                             Leased
Stirling, New Jersey                      50,000      Previously manufactured acrylic sheet,        Owned
                                                        rods & tubes - currently for sale
Port Clinton, Ohio                       240,000      Previously manufactured coated fabrics        Owned
                                                        products - currently for sale
Coated Fabrics Segment
Stoughton, Wisconsin                     198,275      Manufacture of coated fabrics products        Owned

Compound Semiconductor and
   Optoelectronics Segment
Danbury, Connecticut                      11,070      Manufacture of SiC wafers                     Leased
Tampa, Florida                            77,000      Manufacture of epitaxial wafers and
                                                        package-ready die                           Leased
Carol Stream, Illinois                    12,000      Development of optoelectronic devices         Leased
Sterling, Virginia                        14,000      Research and development, SiC technology      Leased


Item 3.  Legal Proceedings

                  On February 23, 2001, the Company and its wholly owned subsidiary, Sterling Semiconductor, Inc., were served with a complaint by AFG-NVC, LLC in the Loudoun County, Virginia Circuit Court. The complaint seeks approximately $8,106,000 for alleged default under a lease and benefits that the landlord believes it would have received under such lease. The Company has filed an answer seeking not less than $7,000,000 for breach of contract, fraud and constructive fraud on the part of the plaintiff. The case is currently in discovery. At the present time, the amount of liability, if any, cannot be reasonably estimated.

                  We are involved in certain proceedings in the ordinary course of our business which, if determined adversely to the Company would, in our opinion, not have a material adverse effect on the Company or our operations.

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matter was submitted during the fourth quarter of fiscal 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  Prior to the effective date of a plan of reorganization on September 27, 1992, none of the Company's common stock, par value $.01 per share (the "Common Stock"), was issued, and consequently there was no public market for the Common Stock. The Common Stock was admitted to trading on the NASDAQ National Market System ("NASDAQ") on September 28, 1992 and trades under the symbol "UTCI." At the close of trading on November 30, 2001, the price per share of Common Stock was $4.40.

                  As of November 30, 2001, there were 1,203 holders of record of shares of Common Stock.

                  The following table sets forth the high and low sales price per share of the Company's Common Stock as reported by NASDAQ for the indicated dates. The prices have been adjusted to give effect to the two-for-one stock split declared on March 10, 2000 for stockholders of record on March 20, 2000:

                                       Fiscal Year Ended                            Fiscal Year Ended
                                       September 30, 2001                            October 1, 2000
                                    ---------------------------               ----------------------------
                Quarter               High                 Low                  High                 Low
                -------               ----                 ---                  ----                 ---
                First               $  15.13          $    5.25               $  13.18           $    4.41
                Second              $   8.75          $    5.88               $  36.44           $   10.28
                Third               $  10.11          $    6.94               $  26.88           $   10.25
                Fourth              $   8.50          $    2.54               $  18.88           $   11.00

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

Item 6.  Selected Financial Data

                  The following historical financial data as of September 30, 2001 ("Fiscal 2001) and October 1, 2000 ("Fiscal 2000") and for each of the three years in the period ended September 30, 2001 have been derived from consolidated financial statements of the Company audited by Deloitte & Touche LLP and contained elsewhere in this Form 10-K. The selected historical financial data presented below as of September 26, 1999 ("Fiscal 1999") September 27, 1998 and September 28, 1997 and for the fiscal years ended September 27, 1998 and September 28, 1997 have been derived from audited financial statements of the Company. All of the financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and other financial information contained in this Form 10-K.

                                                                            SELECTED FINANCIAL DATA
                                                                (in thousands, except share and per share data)
                                                                                 Fiscal Year Ended
                                          ------------------------------------------------------------------------------------------
                                          September 30,         October 1,         September 26,     September 27,     September 28,
                                              2001                2000(1)              1999              1998              1997
                                          -------------       ------------        --------------     -------------    --------------
Operating Data:
Net sales                                 $    32,862         $    36,674         $    42,826         $    67,907       $    68,773
Depreciation and other amortization (2)        15,737               7,201               2,632               2,776             2,498
(Loss) income  before interest, income
  taxes, minority interest, discontinued
  operations and extraordinary item           (54,281)            (48,496)             (5,368)              4,797               393
Interest (expense) income - net                  (156)              1,052                (796)             (1,709)           (2,679)
Income tax (expense) benefit                   (6,692)             26,876               3,214              (1,847)              599
(Loss) income before minority interest,
  discontinued operations and
  extraordinary item                          (61,129)            (20,568)             (2,950)              1,241            (1,687)
Minority interest                               8,246               7,918               2,191                 199                 -
(Loss) income from continuing operations
  before discontinued operations and
  extraordinary item                          (52,883)            (12,650)               (759)              1,440            (1,687)
Income from discontinued operations and
  disposition of discontinued operations,
  net of income tax expense                     1,048              59,337               6,279               6,587             2,066
Extraordinary loss                                  -                   -                   -              (5,637)                -
Net (loss) income                         $   (51,835)        $    46,687         $     5,520         $     2,390       $       379

(Loss) income per common share -
  basic:(3,4)
  (Loss) income from continuing
    operations                            $     (2.01)        $     (0.51)        $     (0.03)        $      0.05       $     (0.07)
  Income from discontinued operations            0.04                2.38                0.26                0.25              0.08
  Extraordinary loss                                -                   -                   -               (0.21)              -
                                          -----------         -----------         -----------         -----------       -----------
  Net (loss) income per share             $     (1.97)        $      1.87         $      0.23         $      0.09       $      0.01
                                          ===========         ===========         ===========         ===========       ===========
Average number of shares used in
  computation (4)                          26,286,148          24,937,364          24,315,992          26,463,084        26,633,930
                                          ===========         ===========         ===========         ===========       ===========
(Loss) income per common share -
  assuming dilution:(3,4)
  (Loss) income  from continuing
     operations                           $     (2.01)        $     (0.51)        $     (0.03)        $      0.05       $     (0.07)
  Income from discontinued operations            0.04                2.38                0.26                0.22              0.08
  Extraordinary loss                                -                   -                   -               (0.19)                -
                                          -----------         -----------         -----------         -----------       -----------
  Net (loss) income per share             $     (1.97)        $      1.87         $      0.23         $      0.08       $      0.01
                                          ===========         ===========         ===========         ===========       ===========
Average number of shares used in
  computation (4)                          26,286,148          24,937,364          24,315,992          29,262,136        26,633,930
                                          ===========         ===========         ===========         ===========       ===========
Balance Sheet Data:
Cash and cash equivalents                 $     2,037         $    36,625         $     4,143         $     4,097       $       229
Working capital (deficiency)                   (2,765)             48,988               2,054              (1,032)           87,858
Total assets                                  144,262             184,518             102,112              84,834           163,082
Long-term debt (including current portion)     30,605              22,163              29,629               2,592            86,753
Stockholders' equity                           63,446             106,849              31,133              32,311            40,032
------------------------------------------------------------------------------------------------------------------------------------

1 Our fiscal year ends on the Sunday following the last Friday in September. As a result, Fiscal 2000 encompassed a 53-week period compared to 52-week periods for all other fiscal years presented.

2 Includes amortization of reorganization value in excess of amounts allocable to identifiable assets of $377,000 and $754,000 for the fiscal years ended September 27, 1998 and September 28, 1997, respectively.

3 Includes effect of preferred stock dividends of $220,000 declared for the fiscal year ended September 28, 1997.

4 Includes the retroactive effect of a two-for-one stock split declared on March
  10, 2000 for stockholders of record on March 20, 2000.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis by the Company's management should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Consolidated Financial Statements and Supplementary Data" appearing elsewhere in this Form 10-K.

         Results Of Operations

                 Comparison of Fiscal 2001 with Fiscal 2000

                 Net Sales. The Company's net sales from continuing operations decreased in Fiscal 2001 by approximately 10% to $32.9 million from $36.7 million in Fiscal 2000. The decrease is due to economic conditions at the Coated Fabrics segment and is partially offset by an increase in sales at the Compound Semiconductor and Optoelectronics segment.

                 Net sales by the Coated Fabrics segment decreased approximately 17% in Fiscal 2001 to $27.8 million from $33.7 million in Fiscal 2000. The decrease is due to a lower sales volume as a result of the softening in the transportation, industrial equipment and recreational vehicle markets. The comparison of net sales to the prior year is also affected by the inclusion of $836,000 of net sales from its discontinued automotive operation in Fiscal 2000 and the inclusion of 53 weeks in Fiscal 2000 versus 52 weeks in Fiscal 2001.

                 Net sales by the Compound Semiconductor and Optoelectronics segment were $5.1 million in Fiscal 2001 versus $3.0 million in Fiscal 2000. The increase in sales is primarily due to the acquisition of Sterling Semiconductor, Inc. in May of Fiscal 2000 and the effect of including a full year of sales in Fiscal 2001 versus four months of sales in Fiscal 2000. Also, in the fourth quarter of Fiscal 2001, sales of optoelectronic wafers became more consistent as the segment begins to ramp-up its commercial production levels.

                 Loss Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for Fiscal 2001 was $54.3 million compared to a loss of $48.5 million in Fiscal 2000. The increase in the loss is attributable to start-up costs for the Compound Semiconductor and Optoelectronics segment and a decline in sales associated with the Coated Fabrics segment. There were also a number of unusual items in both fiscal years that are explained below.

                 The Coated Fabrics segment had a loss before interest, income taxes, minority interest and discontinued operations in Fiscal 2000 of $216,000 versus income of $227,000 in Fiscal 2000. The decrease was primarily a result of the decline in sales revenues for Fiscal 2001 versus Fiscal 2000. Fiscal 2000 was also negatively impacted by a $657,000 write-down to fair value of certain machinery and equipment to be disposed of at the Port Clinton, Ohio facility and a $506,000 charge related to a special contribution to the 401(k) plan for eligible participants of the Coated Fabrics segment.

                 The Compound Semiconductor and Optoelectronics segment's loss before interest, income taxes, minority interest and discontinued operations in Fiscal 2001 was $45.5 million versus $25.8 million in Fiscal 2001. The increase in the loss relates to the following factors:

         o start-up costs of the segment which have increased as the segment moves closer to commencement of commercial operations for the optoelectronics products;

         o the inclusion of the operations of Sterling Semiconductor, Inc. for a full year in Fiscal 2001 versus four months in Fiscal 2000 after its acquisition in May 2000;

         o the impairment and related write-down of Sterling goodwill in Fiscal 2001 of $9.8 million;

         o the amortization of approximately $6.9 million of intangible assets associated with the prior year acquisition of Sterling; Fiscal 2000 amortization of Sterling intangibles approximated $2.3 million;

         o the Fiscal 2001 acquisition of Emcore's minority interest in Uniroyal Optoelectronics, LLC and the related amortization of intangible assets of approximately $100,000;

         o the impairment and related write-down of assets in Fiscal 2001 at a facility for which the lease was terminated of approximately $686,000; and

         o the recognition of $250,000 of acquired in-process research and development expense ("IPR&D") in Fiscal 2001 versus $6.6 million in Fiscal 2000.

         In addition to items identified above, Fiscal 2000 loss at the Compound Semiconductor and Optoelectronics segment was also negatively impacted by a special contribution to the 401(k) plan of Company common stock of approximately $638,000.

                  Approximately $8.6 million of net costs and unusual items recorded in Fiscal 2001 were not allocated to any business segment compared to $22.9 million of unallocated costs for Fiscal 2000. Included in the non-allocated items in Fiscal 2001 is the following unusual item:

         o a reduction in the fair value of real property related to the Company's Port Clinton, Ohio and Stirling, New Jersey facilities of approximately $703,000.

                  Fiscal 2000 non-allocated costs were negatively impacted by the net effect of the following unusual items:

         o gain realized on the sale of the investment in the preferred stock of Emcore ($2.9 million);

         o the write-off of the RBX Group, Inc. note and related accrued interest ($5.4 million);

         o a reduction in the fair value of real property related to the Company's Port Clinton, Ohio facility ($1.1 million);

         o     incentive  payments  and benefit  costs to and for  officers  and
               directors   related  to  the  achievement  of  certain  strategic
               initiatives ($5.3 million);

         o the write-down of a technology license of $4.0 million related to the future transfer of technology for HB-LEDs from Emcore; and

         o a special contribution to the 401(k) of Company stock to eligible participants of the corporate office ($554,000).

         After the elimination of unusual items from both fiscal periods, unallocated costs decreased approximately $1.6 million primarily due to a reduction in the amount of management incentive payments in Fiscal 2001 versus Fiscal 2000.

                  Interest Income (Expense). Interest income in Fiscal 2001 was $1.6 million compared to $3.2 million in Fiscal 2000. The decrease is attributable to the overall decline in the average balance of cash, cash equivalents and investments from Fiscal 2000 to Fiscal 2001 due to the start-up cash requirements of the Compound Semiconductor and Optoelectronics segment. Interest expense was $1.7 million in Fiscal 2001 compared to $2.1 million in Fiscal 2000. The decrease in interest expense is primarily due to a higher level of interest capitalization in Fiscal 2001 ($810,000) versus Fiscal 2000 ($287,000). Interest capitalization relates to the build-out of facilities in the Compound Semiconductor and Optoelectronics segment. After consideration of the effect of capitalized interest, interest expense increased slightly due to an overall increase in outstanding debt balances.

                  Income Tax (Expense) Benefit. Income tax expense in Fiscal 2001 was $6.7 million compared to an income tax benefit of $26.9 million in Fiscal 2000. The provisions for income tax were calculated through the use of the estimated income tax rates based upon annualized income. Fiscal 2001 was impacted by the establishment of a $17.9 deferred tax valuation allowance recognized due to the uncertainty regarding the ability to realize the benefit of the deferred tax assets. Fiscal 2000 benefited from the reversal of $13.7 million of deferred tax valuation allowance related to capital loss carryforwards. The reversal was due to the use of the capital losses to offset capital gains resulting from the sale of the preferred stock of Emcore and the sale of substantially all of the net assets of the High Performance Plastics segment.

                  Discontinued Operations. Net income from discontinued operations and the disposition of discontinued operations of the High Performance Plastics segment and the Specialty Adhesives segment decreased to $1.0 million in Fiscal 2001 compared to $59.3 million in Fiscal 2000. Fiscal 2001 net income from discontinued operations includes approximately $2.3 million of net income from the discontinued operations of the Specialty Adhesives segment as well as a $1.3 net loss related to the disposition of the High Performance Plastics segment. Fiscal 2000 net income from discontinued operations includes approximately $2.0 million of net income from the discontinued operations of the Specialty Adhesives segment and $57.3 million of net income related to the operations and sale of the High Performance Plastics segment.

                 Comparison of Fiscal 2000 with Fiscal 1999

                 Three non-recurring events materially affected our financial performance discussed below. On February 28, 2000, we sold substantially all of the net assets of our High Performance Plastics segment to Spartech. That segment accounted for approximately 65% of our Fiscal 1999 revenues and 77% of our Fiscal 1999 net income. On May 31, 2000, we acquired Sterling Semiconductor, Inc. This acquisition expanded our commitment to the compound semiconductor business. Finally, in Fiscal 2000 the effects of the 1998 sale of the automotive portion of the Coated Fabrics segment were fully realized. The runoff revenues from that operation of $13.1 million in Fiscal 1999 declined to $836,000 in Fiscal 2000.

                 Net Sales. The Company's net sales decreased in Fiscal 2000 by approximately 14% to $36.7 million from $42.8 million in Fiscal 1999, primarily due to the sale of the automotive operations of the Coated Fabrics segment in Fiscal 1998 and the gradual phase-out of those operations. Excluding automotive sales from both periods, sales increased 21% in Fiscal 2000 compared to Fiscal 1999. The 21% increase, excluding automotive sales from both periods, was due to an increase in sales from the Compound Semiconductor and Optoelectronics segment and the inclusion of fifty-three weeks in Fiscal 2000 versus fifty-two weeks in Fiscal 1999.

                  The Coated Fabrics segment's net sales decreased approximately 21% in Fiscal 2000 to $33.7 million from $42.3 million in Fiscal 1999. The decrease resulted primarily from a decline in automotive sales due to the gradual phase-out of its automotive operations. Automotive sales approximated $836,000 during Fiscal 2000 compared to approximately $13.1 million in Fiscal 1999. Excluding automotive sales from both periods, sales of Naugahyde(R) vinyl coated fabrics increased approximately 12% in Fiscal 2000 as compared to Fiscal 1999 as a result of an increase in unit volume and selling prices and the inclusion of fifty-three weeks in Fiscal 2000 versus fifty-two weeks in Fiscal 1999.

                  Net sales by the Compound Semiconductor and Optoelectronics segment for Fiscal 2000 were $3.0 million compared to $485,000 in Fiscal 1999. The increase is attributable to the acquisition of Sterling in Fiscal 2000 and Fiscal 2000 net sales from Sterling of approximately $1.2 million, as well as an increase in the sales at the joint venture. The Compound Semiconductor and Optoelectronics segment began limited commercial sales and production in Fiscal 2000 but is still in the development stage.

                  (Loss) Income Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for Fiscal 2000 was $48.5 million, compared to a loss of $5.4 million for Fiscal 1999. The greater loss is due to the net effect of a number of non-recurring and unusual items including:

         o the gain realized on the sale of the investment in the preferred stock of Emcore Corporation ($2.9 million);

         o the write-off of a note receivable and related accrued interest related to the sale of the Ensolite closed cell foam division, due to the deterioration of the financial condition of the buyer (RBX Group, Inc.) as a result of a prolonged strike at its major facility and the ultimate settlement of the note with RBX Group, Inc. ($5.4 million);

         o a reduction in the fair value of certain property, plant and equipment related to the Company's Port Clinton, Ohio facility which was expected to be disposed of in Fiscal 2001 ($1.8 million);

         o payments made in connection with the sale of the net assets of the High Performance Plastics segment, including incentive payments and benefit costs to and for officers and directors related to the achievement of certain strategic initiatives ($5.3 million) and a special contribution of Company stock to the 401(k) plan for incentives to retain key personnel ($1.7 million related to continuing operations);

         o the write-down of a technology license of $4.0 million related to the future transfer of technology for high brightness light emitting diodes (HB-LEDs) from Emcore Corporation; (the Company has added highly qualified scientists to internally advance and develop certain technology for HB-LEDs);

         o the write-off of IPR&D of $6.6 million related to the acquisition of Sterling on May 31, 2000;

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

                  The Coated Fabrics segment's income before interest, income taxes, minority interest and discontinued operations in Fiscal 2000 was $227,000 compared to $4.8 million in Fiscal 1999. The decrease is attributable to the loss of revenues from the gradual phase-out of its automotive operations, as well as certain incremental costs related to the closure of the Port Clinton, Ohio facility previously used to produce automotive products, the write-down to fair value of certain machinery and equipment to be disposed of at the Port Clinton, Ohio facility of approximately $657,000, and a special contribution to the 401(k) plan for eligible participants of the Coated Fabrics segment of approximately $506,000.

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

                  As of the acquisition date, Sterling had developed a commercial production capability for 2-inch 4H and 6H poly type SiC wafers. Sterling was also engaged in concurrent efforts to develop potential product lines for large diameter (3-inch and 4-inch 4H and 6H) wafers, semi-insulating wafers, epitaxial coatings and device designs that would produce an economical device die for discrete semiconductor devices.



                  The purchased IPR&D is summarized as follows (in thousands):

                                                                                               Expected Date for
                                           Discount     Economic     Percent                    Full Commercial
           IPR&D Technology Description      Rate         Life       Complete    Fair Value       Viability
          -----------------------------    --------   ----------     --------    ----------    -----------------
          3" and 4" large diameter:
            SiC wafers                      32.7%      11 years        70%         $    858            2004
            Semi-insulating wafers          32.7%      11 years        75%              456            2004
            Epitaxy coatings                32.7%      11 years        40%              723            2005
            Devices                         32.7%      11 years        40%            4,553            2005
                                                                                   --------
          Total IPR&D                                                              $  6,590
                                                                                   ========

                  The cost to complete all projects approximated $13.2 million in May of 2000 and $10.9 million at September 30, 2001. Progress has been made on purchased IPR&D projects during Fiscal 2001. The expected dates for full commercial viability remain the same. The nature of the efforts required to develop the acquired IPR&D into technologically feasible and commercially viable products principally relate to the completion of all planning, design and testing activities necessary to establish a product that can be produced to meet its design requirements including functions, features and technical performance requirements. We currently expect the acquired IPR&D will be successfully developed but there can be no assurance the technological feasibility or commercial viability of these products will be achieved. If none of these products are successfully developed, our sales and profitability may be adversely affected in future periods.

                  Approximately $22.9 million of net costs, non-recurring and unusual items recorded in Fiscal 2000 were not allocated to any business segment compared to $5.1 million of unallocated costs for Fiscal 1999. Included in the non-allocated items in Fiscal 2000 are the following:

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

                  Interest Income (Expense). Interest income for Fiscal 2000 was $3.2 million compared to $206,000 in Fiscal 1999. The increase is attributable to interest income earned on the investment of the proceeds received from the sale of the Company's High Performance Plastics segment on February 28, 2000. Interest expense was $2.1 million in Fiscal 2000 compared to $1.0 million in Fiscal 1999. The increase in interest expense is due to a lower amount of capitalized interest in Fiscal 2000 compared to Fiscal 1999. During Fiscal 2000, approximately $287,000 of interest was capitalized related to the build out of the Optoelectronics facility in Tampa, Florida, versus approximately $791,000 in Fiscal 1999.

                  Income Tax Benefit. Income tax benefit in Fiscal 2000 was $26.9 million as compared to $3.2 million in Fiscal 1999. The provisions for income tax benefit were calculated through the use of the estimated income tax rates based upon annualized income. Fiscal 2000 benefited from the reversal of $13.7 million of deferred tax valuation allowance related to capital loss carryforwards. The reversal was due to the use of the capital losses to offset capital gains resulting from the sale of the preferred stock of Emcore Corporation and the sale of the High Performance Plastics segment.

                  Discontinued Operations. Net income from discontinued operations and disposition of discontinued operations of the High Performance Plastics segment increased to $57.3 million in Fiscal 2000 compared to $4.3 million in Fiscal 1999. The increase is attributable to the net effect of the gain recognized on the February 28, 2000 sale of the High Performance Plastics segment of approximately $55.8 million (net of taxes of approximately $38.1 million) and operating income for the period September 27, 1999 to February 28, 2000. The decline in operations is primarily a result of production inefficiencies at the Stamford, Connecticut facility due to a major plant modernization and only five months of operations in Fiscal 2000 versus twelve months of operations in Fiscal 1999. The decline in operations was partially offset by the suspension of a corporate allocation to this segment in Fiscal 2000.

                  Net income from the discontinued operations of the Specialty Adhesives segment in Fiscal 2000 and fiscal 1999 was $2.0 million. In Fiscal 2000, a special contribution to the 401(k) plan for eligible participants of the Specialty Adhesives segment of $459,000 was substantially offset by the increase in sales volume of branded industrial products.

         Liquidity and Capital Resources

                  For Fiscal 2001, continuing operations used $23.6 million of cash compared to $11.4 million of cash provided by continuing operations for Fiscal 2000. Cash used in continuing operations during Fiscal 2001 was primarily a result of the increase in start-up costs related to the Compound Semiconductor and Optoelectronics segment.

                  Net cash used in investing activities during Fiscal 2001 was $7.4 million compared to $167.8 million of net cash provided by investing activities during Fiscal 2000. During Fiscal 2001, the purchases of property, plant and equipment of $26.1 million and a $2.8 million acquisition related to the discontinued operations of the Specialty Adhesives segment exceeded the cash proceeds from the sale/maturity of investments. Fiscal 2000 net cash provided from investing activities included the net cash proceeds from the sale of the High Performance Plastics segment of $209.0 million and net cash proceeds of $8.1 million relating to the sale of the remaining Emcore preferred stock and were offset by the net effect of debt securities purchased/sold and the purchase of $25.8 million of machinery and equipment. For both fiscal years, the purchase of machinery and equipment related primarily to the start-up of the Compound Semiconductor and Optoelectronics segment.

                  Net cash used in financing activities was $2.2 million in Fiscal 2001 versus $104.6 million in Fiscal 2000. The primary use of cash in financing activities during Fiscal 2001 was the $9.6 million purchase of treasury stock and the repayment of approximately $6.3 million in debt. These amounts were partially offset by increases in term loans and the revolving credit advance of $11.0 million and $2.4 million of capital contributions from the former minority interest holder of Uniroyal Optoelectronics LLC. Primary uses of cash during Fiscal 2000 included the repayment of $99.4 million of outstanding term and revolving credit borrowings to a syndicate headed by Fleet National Bank as a result of the sale of the High Performance Plastics segment and the purchase of $13.9 million of the Company's common stock for treasury. In Fiscal 2000, we also received $11.6 million in capital contributions from the minority interest holder of Uniroyal Optoelectronics LLC.

                  On September 30, 2001, we had approximately $2.0 million in cash and cash equivalents as compared to approximately $36.6 million at October 1, 2000. Working capital deficiency at September 30, 2001 was $2.8 million compared to a working capital of $49.0 million at October 1, 2000. On September 30, 2001, we had outstanding borrowings of $7.2 million under our $10.0 million revolving credit facility with Tyco Capital (subject to a borrowing base limitation of approximately $8.3 million at September 30, 2001). The principal uses of cash during Fiscal 2001 were to fund capital expenditures, working capital, operating losses at the Compound Semiconductor and Optoelectronics segment and to repurchase shares in the open market. We plan to spend an additional $20.0 - $25.0 million on capital expenditures for the Compound Semiconductor and Optoelectronics segment over the next three years for expansion.

                  We have experienced losses from continuing operations in each of the three years ended September 30, 2001 and have an accumulated deficit of $11.3 million as of September 30, 2001. Cash used in operations for the years ended September 30, 2001 and October 1, 2000 was $25.0 million and $30.7 million, respectively, and it is likely that cash flow from operations will be negative throughout Fiscal 2002. We had a working capital deficiency at September 30, 2001 of $2.8 million compared to working capital of $49.0 million as of October 1, 2000. At September 30, 2001, our principal source of liquidity is $2.0 million of cash and cash equivalents and $1.1 million of availability under a revolving credit facility. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time without receiving additional funding.

                  The operating results for Fiscal 2001 and Fiscal 2000 have occurred while we have been repositioning our operations away from the mature, industrial-based activities and into the high-growth compound semiconductor technology industry. The transition to this business segment has required significant investment spending related to start-up costs and capital expenditures. Many of the markets in this business segment are characterized by long lead times for new products requiring significant working capital investments and extensive testing, qualification and approval by our customers and end users. This business segment is marked by intense competition requiring us to introduce new products in a timely and cost-effective manner. This business segment started operations in the second quarter of Fiscal 2000 and has a limited operating history. The segment faces risks and difficulties as an early stage business in a high-growth and rapidly evolving industry. These factors have placed a significant strain on our financial resources. We have sought to generate additional financial resources by reducing operating costs and selling certain assets and by seeking additional sources of financing, including bank and other lender financing as well as private placements. Our ultimate success depends on our ability to obtain additional financing, to continue reducing operating costs and, ultimately to generate higher sales levels to attain profitability.

                  On November 9, 2001, we sold certain net assets of UAS, which comprised our Specialty Adhesives segment (See "Item 1. Business - Recent Developments"). Net cash proceeds at closing approximated
         $8.0 million after the repayment of certain debt.

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

                  These forward looking statements, like any forward looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Among the important factors which could cause actual results to differ materially from those in the forward looking statements are:

         o     cancellations, rescheduling or delays in product shipments;
         o     manufacturing capacity constraints;
         o     lengthy sales and qualification cycles;
         o     difficulties in the production process;
         o     the effectiveness of our capital expenditure programs;
         o     our future financial performance;
         o     delays in developing and commercializing new products;
         o     competition;
         o changes in the industries in which we compete or plan to compete, especially the HB- LED and semiconductor industries, including overall growth of the industries;
         o     the continued acceptance of our products;
         o     availability and performance of key personnel;
         o     relations  with  employees,   customers,  suppliers  and  venture
               partners;
         o     our ability to obtain and protect key intellectual property;
         o     acquisitions   and  our  success  in  integrating   the  acquired
               businesses; and
         o     economic conditions generally and in our industries.

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

                  At September 30, 2001, we had approximately $2.0 million of cash and cash equivalents subject to variable short-term interest rates. On the same date we had a $7.2 million floating rate revolving credit advance. Because of the short-term nature or floating rates, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon the net balance, a change of one percent in the interest rate would cause a change in net interest income of approximately $52,000 on an annual basis.

                  At October 1, 2000, we had approximately $47.9 million of cash, cash equivalents and investments subject to variable short-term interest rates. On the same date we had a $1.3 million floating rate revolving credit advance. Based upon net balance, a change of one percent in the interest rate would have caused a change in interest expense of approximately $466,000 on an annual basis.

                  The changes in the composition and balances of items subject to interest rate risk from Fiscal 2000 to Fiscal 2001 is attributable to investment spending at our Compound Semiconductor and Optoelectronics segment in Fiscal 2001.

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

Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

         (a) Consolidated Financial Statements as of September 30, 2001 and October 1, 2000 and for the Years Ended September 30, 2001, October 1, 2000 and September 26, 1999:

               Independent Auditors' Report                                 F-2

               Consolidated  Balance Sheets as of September
               30, 2001 and October 1, 2000                                 F-3

               Consolidated Statements of Operations for the
               Years Ended  September  30, 2001,  October 1,
               2000 and September 26, 1999                                  F-5

               Consolidated   Statements  of   Comprehensive
               (Loss)  Income for the Years Ended  September
               30, 2001,  October 1, 2000 and  September 26,
               1999                                                         F-6

               Consolidated   Statements   of   Changes   in
               Stockholders'  Equity  for  the  Years  Ended
               September  30,  2001,  October  1,  2000  and
               September 26, 1999                                           F-7

               Consolidated Statements of Cash Flows for the
               Years Ended  September  30, 2001,  October 1,
               2000 and September 26, 1999                                  F-8

               Notes to  Consolidated  Financial  Statements                F-10

         (b)   Consolidated Financial Statement Schedule:

               Independent Auditors' Report                                 S-1

               Schedule  II  -  Valuation   and   Qualifying
               Accounts                                                     S-2


         (c)   Exhibits:

2.1 Certificate of Ownership and Merger, dated June 7, 1993, of Polycast Technology Corporation, Uniroyal Engineered Products, Inc., Uniroyal Adhesives and Sealants, Inc. and Ensolite, Inc. with Uniroyal. (1)

3.1      Amended and Restated Certificate of Incorporation of Uniroyal. (13)

3.2      By-Laws of Uniroyal, as amended to March 16, 2001.  (13)

4.2 Amended and Restated Warrant Agreement dated January 1, 2001 between Uniroyal and Mellon Investor Services, LLC. (12)

10.7 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Howard R. Curd and Uniroyal. (2)

10.8 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Oliver J. Janney and Uniroyal. (2)

10.9 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Robert L. Soran and Uniroyal. (2)

10.10 Amended and Restated Employment Agreement, dated as of April 25, 1995, between George J. Zulanas, Jr. and Uniroyal. (2)

10.16 Amended and Restated Uniroyal Technology Corporation 1992 Stock Option Plan as amended and restated to March 20, 2001. (13)

10.28 Amended and Restated Uniroyal Technology Corporation 1992 Non-Qualified Stock Option Plan as amended November 30, 2000. (11)

10.39 Financing Agreement dated as of June 5, 1996 by and between Tyco Capital (formerly The CIT Group/Business Credit, Inc.) and Uniroyal Technology Corporation. (3)

10.40 Amended and Restated Uniroyal Technology Corporation 1994 Stock Option Plan as amended and restated to March 16, 2001. (13)

10.41 Amended and Restated Uniroyal Technology Corporation 1995 Non-Qualified Stock Option Plan. (11)

10.44 Amended and Restated Shareholder Rights Agreement, dated as of August 2, 2001, between Uniroyal Technology Corporation and Mellon Investor Services, LLC, as rights agent. (14)

10.45 First Amendment to Financing Agreement dated September 5, 1997 by and between Tyco Capital (formerly The CIT Group/Business Credit, Inc.) and Uniroyal Technology Corporation. (4)

10.47 Amendment and Consent Agreement dated April 14, 1998 by and between Tyco Capital (formerly The CIT Group/Business Credit, Inc.) and Uniroyal Technology Corporation. (5)

10.48 Consent Agreement dated April 1, 1999 by and between Tyco Capital (formerly The CIT Group/Business Credit, Inc.) and Uniroyal Technology Corporation. (6)

10.49 Assumption Agreement dated April 1, 1999 by and between Tyco Capital (formerly The CIT Group/Business Credit, Inc.), Uniroyal Technology Corporation and Uniroyal Engineered Products, Inc. (6)

10.50 Guaranty dated April 1, 1999 between Tyco Capital (formerly The CIT Group/Business Credit, Inc.) and Uniroyal Technology Corporation. (6)

10.51 Asset Purchase Agreement dated as of December 24, 1999, among Spartech Corporation, High Performance Plastics, Inc. Uniroyal HPP Holdings, Inc. and Uniroyal Technology Corporation. (7)

10.52 Memorandum of Understanding and Confidentiality Agreement dated February 23, 1995 between Uniroyal and Firestone Building Products Division of Bridgestone/Firestone, Inc. and amendments thereto. Confidential treatment was obtained for portions of the agreement. (8)

10.53    Amended  and  Restated   Uniroyal   Technology   Corporation   Deferred
         Compensation  Plan Effective  August 1, 1995, as amended April 3, 2000.
         (8)

10.54 Merger Agreement dated as of April 10, 2000, among Uniroyal Technology Corporation, BayPlas4, Inc., and Sterling Semiconductor, Inc. (9)

10.55 Uniroyal Technology Long Term Growth Plan, as amended to August 3, 2000. (10)

10.56    Split  Dollar  Insurance  Agreement  dated as of August  15,  1995,  as
         amended  to  March  10,  2000,  by  and  between  Uniroyal   Technology
         Corporation and Howard R. Curd. (11)

10.57    Split  Dollar  Insurance  Agreement  dated as of August  15,  1995,  as
         amended  to  March  10,  2000,  by  and  between  Uniroyal   Technology
         Corporation and Robert L. Soran. (11)

10.58    Split  Dollar  Insurance  Agreement  dated as of August  15,  1995,  as
         amended  to  March  10,  2000,  by  and  between  Uniroyal   Technology
         Corporation and George J. Zulanas, Jr. (11)

10.59    Split  Dollar  Insurance  Agreement  dated as of August  15,  1995,  as
         amended  to  March  10,  2000,  by  and  between  Uniroyal   Technology
         Corporation and Oliver J. Janney. (11)

10.60    Split  Dollar  Insurance  Agreement  dated as of August  15,  1995,  as
         amended  to  March  10,  2000,  by  and  between  Uniroyal   Technology
         Corporation and Martin J. Gutfreund. (11)

10.61 Uniroyal Technology Corporation 2000 Stock Plan, as amended November 30, 2000. (11)

10.62    Uniroyal Technology Corporation 2001 Stock Option Plan. (13)

10.63 Membership Purchase Agreement, dated August 2, 2001 among Uniroyal, Uniroyal Optoelectronics, LLC, Uniroyal Compound Semiconductors, Inc. and Emcore Corporation. (14)

10.64 Credit Agreement dated as of August 2, 2001 between Uniroyal and Emcore Corporation. (14)

10.65 Registration Rights Agreement between Uniroyal and Emcore Corporation pursuant to the Membership Interest Purchase Agreement. (16)

10.66 Asset Purchase Agreement dated as of August 24, 2001 between Uniroyal Engineered Products, LLC and SAS Acquisition Corp. (15)

11.1     Statement Regarding Computation of Per Share Earnings. (17)

21.1     Subsidiaries of Uniroyal Technology Corporation. (17)

23.1     Independent Auditors' Consent. (17)

Footnotes to Exhibits:

         (1)   Contained in Uniroyal's Form 8-K, dated June 9, 1993.

         (2) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1995 filed on May 12, 1995.

         (3) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 filed August 13, 1996.

         (4) Contained in Uniroyal's Annual Report on Form 10-K for the year ended September 28, 1997 filed on December 22, 1997.

         (5)   Contained in Uniroyal's Form 8-K/A dated April 22, 1998.

         (6) Contained in Uniroyal's Annual Report on Form 10-K for the year ended September 26, 1999 filed on December 23, 1999.

         (7)   Contained in Uniroyal's 8-K dated March 14, 2000.

         (8) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2000, filed on May 17, 2000.

         (9)   Contained in Uniroyal's 8-K dated June 14, 2000.

         (10) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2000, filed on August 16, 2000.

         (11) Filed with Uniroyal's Annual Report on Form 10-K for the year ended October 1, 2000 filed on December 13, 2000.

         (12) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000 filed on February 5, 2001.

         (13) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 filed on May 9, 2001.

         (14)  Contained in Uniroyal's 8-K dated August 6, 2001.

         (15)  Contained in Uniroyal's 8-K dated November 20, 2001.

         (16) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001 filed on August 15, 2001.

         (17)  Filed with this report.


         (d) Reports on Form 8-K:

                  Report on Form 8-K dated August 6, 2001, related to the completion of the acquisition of Emcore Corporation's minority interest in Uniroyal Optoelectronics, LLC.

Appendix A.    Consolidated Financial Statements and Supplementary Data.

         Index to Consolidated Financial Statements

         Consolidated Financial Statements as of September 30, 2001 and October 1, 2000 and for the Years Ended September 30, 2001, October 1, 2000 and September 26, 1999:

               Independent Auditors' Report                                 F-2

               Consolidated  Balance  Sheets as of September
               30, 2001 and October 1, 2000                                 F-3

               Consolidated Statements of Operations for the
               Years Ended  September  30, 2001,  October 1,
               2000 and September 26, 1999                                  F-5

               Consolidated   Statements  of   Comprehensive
               (Loss)  Income for the Years Ended  September
               30, 2001,  October 1, 2000 and  September 26,
               1999                                                         F-6

               Consolidated   Statements   of   Changes   in
               Stockholders'  Equity  for  the  Years  Ended
               September  30,  2001,  October  1,  2000  and
               September 26, 1999                                           F-7

               Consolidated Statements of Cash Flows for the
               Years Ended  September  30, 2001,  October 1,
               2000 and September 26, 1999                                  F-8

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Uniroyal Technology Corporation


We have audited the accompanying consolidated balance sheets of Uniroyal Technology Corporation and subsidiaries (the "Company") as of September 30, 2001 and October 1, 2000, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and October 1, 2000 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 3 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficiency and negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Certified Public Accountants


Tampa, Florida
December 21, 2001

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                           ASSETS

                                                                              September 30,       October 1,
                                                                                  2001               2000
                                                                              -------------      -----------

    Current assets:

       Cash and cash equivalents (Notes 2 and 3)                              $     2,037        $    36,625

       Short-term investments (Notes 2 and 4)                                           -             12,425

       Trade accounts receivable (less estimated reserve for
         doubtful accounts of $161 and $75, respectively) (Notes 2 and 11)          4,177              4,392

       Inventories (Notes 2, 5 and 11)                                             13,110              8,935

       Accrued income taxes receivable                                              5,334                  -

       Deferred income taxes - net (Notes 2 and 14)                                     -              5,460

       Net assets of discontinued operations of UAS (Note 6)                       14,103             10,832

       Prepaid expenses and other current assets                                    1,912              1,326
                                                                              -----------        -----------
         Total current assets                                                      40,673             79,995

    Property, plant and equipment - net (Notes 2 and 7)                            66,888             46,822

    Property, plant and equipment held for sale - net (Note 2)                      1,597              2,301

    Investments (Note 2 and 4)                                                          -              8,902

    Goodwill - net (Notes 2, 8 and 9)                                              23,430             26,519

    Deferred income taxes - net (Notes 2 and 14)                                        -              7,828

    Other assets - net (Notes 2 and 10)                                            11,674             12,151
                                                                              -----------        -----------
    TOTAL ASSETS                                                              $   144,262        $   184,518
                                                                              ===========        ===========



                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              September 30,         October 1,
                                                                                  2001                 2000
                                                                              -------------        -----------
      Current liabilities:
         Current portion of long-term debt (Note 11)                          $    18,140          $     6,701
         Trade accounts payable                                                    15,258                8,261
         Net liabilities of discontinued operations of HPPI (Note 12)               1,910                4,632
         Accrued expenses:
           Compensation and benefits                                                5,135                8,589
           Interest                                                                   151                  156
           Taxes, other than income                                                   292                  155
           Accrued income taxes                                                         -                  623
           Other                                                                    2,552                1,890
                                                                              -----------          -----------
           Total current liabilities                                               43,438               31,007
      Long-term debt, net of current portion  (Note 11)                            12,465               15,462
      Other liabilities (Note 13)                                                  24,688               23,665
                                                                              -----------          -----------
           Total liabilities                                                       80,591               70,134
                                                                              -----------          -----------
      Commitments and contingencies (Note 15)
      Minority interest (Notes 1, 2 and 8)                                            225                7,535
      Stockholders' equity (Note 16):
         Preferred stock:
           Series C - 0 shares issued and outstanding; par value
           $0.01; 450 shares authorized                                                 -                    -
         Common stock:
           32,662,611  and 30,707,976 shares issued or to be issued,
           respectively; par value $0.01; 100,000,000 shares
           authorized                                                                 327                  307
         Additional paid-in capital                                               113,904               94,296
         Retained (deficit) earnings                                              (11,260)              40,575
         Accumulated other comprehensive loss - net                                     -                  (44)
                                                                              -----------          -----------
                                                                                  102,971              135,134
        Less treasury stock at cost - 4,794,869 and 4,841,059 shares,
           respectively                                                           (39,525)             (28,285)
                                                                              -----------          -----------
           Total stockholders' equity                                              63,446              106,849
                                                                              -----------          -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   144,262          $   184,518
                                                                              ===========          ===========

                                 See notes to consolidated financial statements.

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                                                                              Fiscal Years Ended
                                                                           ------------------------------------------------------
                                                                           September 30,          October 1,       September 26,
                                                                               2001                  2000              1999
                                                                           -------------          ----------       --------------

Net sales                                                                  $    32,862          $    36,674         $    42,826
Costs, expenses and (other income):
   Costs of goods sold                                                          29,209               28,983              31,693
   Selling and administrative (Note 8)                                          30,742               34,141              15,434
   Depreciation and other amortization                                          15,737                7,201               2,632
   Write-down of goodwill (Note 9)                                               9,816                    -                   -
   Loss on assets to be disposed of (Note 2)                                     1,389                1,773                   -
   Purchased in-process research and development (Notes 8 and 9)                   250                6,590                   -
   Provision for uncollectible note receivable (Note 17)                             -                5,387                   -
   Write-down of technology license (Note 10)                                        -                4,000                   -
   Gain on sale of preferred stock investment (Note 18)                              -               (2,905)               (898)
   Gain on sale of division (Note 20)                                                -                    -                (667)
                                                                           -----------          -----------         -----------
Loss before interest, income taxes, minority interest and
   discontinued operations                                                     (54,281)             (48,496)             (5,368)

Interest income                                                                  1,590                3,164                 206
Interest expense                                                                (1,746)              (2,112)             (1,002)
                                                                           -----------          -----------         -----------
Loss before income taxes, minority interest and  discontinued
   operations                                                                  (54,437)             (47,444)             (6,164)

Income tax (expense) benefit (Notes 2 and 14)                                   (6,692)              26,876               3,214
                                                                           -----------          -----------         -----------
Loss before minority interest and discontinued operations                      (61,129)             (20,568)             (2,950)

Minority interest in net losses of consolidated joint venture                    8,246                7,918               2,191
                                                                           -----------          -----------         -----------
Loss from continuing operations before discontinued operations                 (52,883)             (12,650)               (759)

Income from discontinued operations, net of income tax expense of
   $593, $1,732 and $3,369, respectively (Notes 6 and 12)                        1,270                3,516               6,279
(Loss) gain on disposition of discontinued operations, net of income
   tax expense of $529 and $38,146, respectively (Notes 6 and 12)                 (222)              55,821                   -
                                                                           -----------          -----------         -----------
Net (loss) income                                                          $   (51,835)         $    46,687         $     5,520
                                                                           ===========          ===========         ===========

Net (loss) income per common share - basic (Notes 2 and 21)
-----------------------------------------------------------
   Loss from continuing operations                                         $     (2.01)         $     (0.51)        $     (0.03)
   Income from discontinued operations                                            0.04                 2.38                0.26
                                                                           -----------          -----------          ----------
   Net (loss) income                                                       $     (1.97)         $      1.87         $      0.23
                                                                           ===========          ===========         ===========
Net (loss) income per common share - assuming dilution (Notes 2
---------------------------------------------------------------
  and 21)
---------
   Loss from continuing operations                                         $     (2.01)         $     (0.51)        $     (0.03)
   Income from discontinued operations                                            0.04                 2.38                0.26
                                                                           -----------          -----------         -----------
   Net (loss) income                                                       $     (1.97)         $      1.87         $      0.23
                                                                           ===========          ===========         ===========

                                 See notes to consolidated financial statements.

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (In thousands)

                                                                                              Fiscal Years Ended
                                                                           ------------------------------------------------------
                                                                           September 30,          October 1,        September 26,
                                                                               2001                  2000               1999
                                                                           -------------          ----------        -------------


      Net (loss) income                                                    $   (51,835)         $    46,687         $     5,520
                                                                           -----------          -----------         -----------

      Net unrealized gain (loss) on securities available for sale, net of taxes:

        Unrealized gain (loss) on securities
          available for sale                                                        53                  (44)                648

        Less: reclassification adjustment for gains
          realized in net income                                                    (9)                (100)               (548)
                                                                           -----------          -----------         -----------
      Net unrealized gain (loss)                                                    44                 (144)                100
                                                                           -----------          -----------         -----------
      Comprehensive (loss) income (Note 2)                                 $   (51,791)         $    46,543         $     5,620
                                                                           ===========          ===========         ===========

                                 See notes to consolidated financial statements.


                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2001, OCTOBER 1, 2000 AND SEPTEMBER 26, 1999
                                 (In thousands)

                                                                                               Accumulated
                                                                      Additional   Retained      Other
                                                            Common     Paid-In     Earnings   Comprehensive  Treasury  Stockholders'
                                                             Stock     Capital     (Deficit)  Income (Loss)    Stock       Equity
                                                            ------    ----------  ---------- -------------  ---------- -------------
Balance at September 27, 1998                               $  284    $  54,471    $(11,632)    $       -    $(10,812)    $  32,311
Common stock issued for acquisitions                             -          775           -             -         598         1,373
Common stock issued under stock option plans                    10        1,688           -             -      (1,345)          353
Common stock issued to employee benefit plan                     -          199           -             -           -           199
Amounts received pursuant to Directors' stock option plan        -          121           -             -           -           121
Purchases of treasury stock                                      -            -           -             -      (9,114)       (9,114)
Tax benefit from exercise of stock options                       -          562           -             -           -           562
Purchases of warrants                                            -         (292)          -             -           -          (292)
Net income                                                       -            -       5,520             -           -         5,520
Comprehensive income                                             -            -           -           100           -           100
                                                            ------    ---------    --------     ---------    --------     ---------
Balance at September 26, 1999                                  294       57,524      (6,112)          100     (20,673)       31,133
Common stock issued for acquisition                             15       40,599           -             -           -        40,614
Common stock issued under stock option plans                    13        2,127           -             -      (1,368)          772
Common stock issued to employee benefit plan                     -          182           -             -          37           219
Amounts received pursuant to Directors' stock option plan        -          112           -             -           -           112
Purchases of treasury stock                                      -            -           -             -     (13,850)      (13,850)
Cancellation of treasury shares                                (16)      (7,553)          -             -       7,569             -
Tax benefit from exercise of stock options                       -          564           -             -           -           564
Exercise of warrants                                             1          741           -             -           -           742
Net income                                                       -            -      46,687             -           -        46,687
Comprehensive loss                                               -            -           -          (144)          -          (144)
                                                            ------    ---------    --------     ---------    --------     ---------
Balance at October 1, 2000                                     307       94,296      40,575           (44)    (28,285)      106,849
Common stock issued for acquisition of joint venture             -        8,583           -             -       6,484        15,067
Common stock issued under stock option plans                    20        9,042           -             -      (8,779)          283
Common stock issued to employee benefit plan                     -        1,663           -             -         696         2,359
Common stock issued under stock purchase plan                    -           54           -             -           -            54
Amounts received pursuant to Directors' stock option plan        -           90           -             -           -            90
Purchases of treasury stock                                      -            -           -             -      (9,641)       (9,641)
Tax benefit from exercise of stock options                       -          170           -             -           -           170
Exercises of warrants                                            -            6           -             -           -             6
Net loss                                                         -            -     (51,835)            -           -       (51,835)
Comprehensive income                                             -            -           -            44           -            44
                                                            ------    ---------    --------     ---------    --------     ---------
Balance at September 30, 2001                               $  327    $ 113,904    $(11,260)    $       -    $(39,525)    $  63,446
                                                            ======    =========    ========     =========    ========     =========

                                 See notes to consolidated financial statements.

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                                Fiscal Years Ended
                                                                           ------------------------------------------------------
                                                                           September 30,         October 1,         September 26,
                                                                               2001                 2000                1999
                                                                           -------------        -----------        --------------
OPERATING ACTIVITIES:
   Net (loss) income                                                       $   (51,835)         $    46,687         $     5,520
   Deduct income from and (loss) gain on disposition of
     discontinued operations                                                    (1,048)             (59,337)             (6,279)
                                                                           -----------          -----------         -----------
   Loss from continuing operations                                             (52,883)             (12,650)               (759)
   Adjustments to reconcile net (loss) income to net cash (used in )
     provided by operating activities:
       Depreciation and other amortization                                      15,737                7,201               2,632
       Deferred tax expense                                                     13,120                7,110                 842
       Amortization of debt issuance costs                                          53                    2                   -
       Write-down of goodwill                                                    9,816                    -                   -
       Loss on assets to be disposed of                                          1,389                1,773                   -
       Purchased in-process research and development                               250                6,590                   -
       Provision for uncollectible note receivable                                   -                5,387                   -
       Write-down of technology license                                              -                4,000                   -
       Gain on sale of preferred stock investment                                    -               (2,905)               (898)
       Gain on sale of division                                                      -                    -                (667)
       Minority interest in net losses of consolidated joint venture            (8,246)              (7,918)             (2,191)
       Other                                                                       365                  757                 221
       Changes in assets and liabilities:
         Decrease (increase) in trade accounts receivable                           39                 (513)              4,200
         (Increase) decrease in inventories                                     (4,175)              (2,480)              2,382
         Increase in prepaid expenses and other assets                          (6,350)              (1,595)             (1,511)
         Increase (decrease) in trade accounts payable                           7,050                1,215                (323)
         (Decrease) increase in accrued expenses                                  (762)               4,304              (2,340)
         Increase in other liabilities                                           1,023                1,107               1,559
                                                                           -----------          -----------         -----------
   Net cash (used in) provided by continuing operations                        (23,574)              11,385               3,147
   Net cash (used in) provided by discontinued operations                       (1,392)             (42,118)             18,664
                                                                           -----------          -----------         -----------
   Net cash (used in) provided by operating activities                         (24,966)             (30,733)             21,811
                                                                           -----------          -----------         -----------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                  (26,086)             (25,836)            (10,445)
   Investment purchases of available-for-sale securities                       (13,015)             (50,115)                  -
   Investment purchases of held-to-maturity securities                          (6,002)             (17,434)                  -
   Proceeds from sales of available-for-sale securities                         16,994               46,150                   -
   Proceeds from held-to-maturity securities                                    23,477                    -                   -
   Business acquisitions, net of cash acquired                                  (2,750)                 613                (732)
   Purchase of investment                                                            -               (2,640)                  -
   Proceeds from sale of preferred stock                                             -                8,125               4,822
   Purchase of preferred stock                                                       -                    -              (9,144)
   Proceeds from sale of discontinued operations                                     -              208,976                   -
   Proceeds from sale of division                                                    -                    -               1,567
                                                                           -----------          -----------         -----------
   Net cash (used in) provided by investing activities                          (7,382)             167,839             (13,932)
                                                                           -----------          -----------         -----------


                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                                                                                Fiscal Years Ended
                                                                           -----------------------------------------------------
                                                                           September 30,         October 1,        September 26,
                                                                               2001                 2000               1999
                                                                           -------------         -----------       -------------
 FINANCING ACTIVITIES:
   Repayment of term loans                                                      (6,313)             (91,704)            (10,173)
   Proceeds from term loans                                                      5,095                    -               2,582
   Net increase (decrease) in revolving loan balances                            5,948              (13,162)              3,086
   Proceeds from termination of interest rate swaps                                  -                  950                   -
   Minority interest capital contributions                                       2,382               11,628               5,725
   Stock options exercised                                                         283                  772                 353
   Purchases of warrants                                                             -                    -                (292)
   Exercise of warrants                                                              6                  742                   -
   Purchases of treasury stock                                                  (9,641)             (13,850)             (9,114)
                                                                           -----------          -----------         -----------
   Net cash used in financing activities                                        (2,240)            (104,624)             (7,833)
                                                                           -----------          -----------         -----------
Net (decrease) increase in cash and cash equivalents                           (34,588)              32,482                  46
Cash and cash equivalents at beginning of year                                  36,625                4,143               4,097
                                                                           -----------          -----------         -----------
Cash and cash equivalents at end of year                                   $     2,037          $    36,625         $     4,143
                                                                           ===========          ===========         ===========

Supplemental Disclosures:

Payments for income taxes and interest were as follows (in thousands):

                                                                                                 Fiscal Years Ended
                                                                           -----------------------------------------------------
                                                                           September 30,          October 1,       September 26,
                                                                               2001                  2000              1999
                                                                           -------------        ------------       -------------
Income tax payments - continuing operations                                $       375          $     6,344         $       677
Income tax payments - discontinued operations                                    2,201                  341                 432
Interest payments (net of capitalized interest) -
  continuing operations                                                          1,507                2,140                 714
Interest payments (net of capitalized interest) -
  discontinued operations                                                            9                4,688               6,855

Non-cash investing activities were as follows (in thousands):

                                                                                               Fiscal Years Ended
                                                                           ----------------------------------------------------
                                                                           September 30,        October 1,        September 26,
                                                                               2001                2000               1999
                                                                           -------------        -----------       -------------
Business acquisitions purchased with Company common
   stock                                                                   $    15,067          $    40,614        $     1,373
Business acquisitions purchased with notes payable                                   -                   -               3,033

The purchases of property, plant and equipment and the proceeds from term loans for the fiscal years ended September 30, 2001, October 1, 2000 and September 26, 1999 do not include $3,500,000, $3,211,000 and $20,372,000, respectively, related to property held under capitalized leases (Note 15).

During the fiscal years ended September 30, 2001, October 1, 2000 and September 26, 1999, the Company made matching contributions to its 401(k) Savings Plan of $124,000, $219,000 and $199,000, respectively, through the re-issuance of 19,933, 17,206 and 39,344 shares of its common stock from treasury, respectively.

During the fiscal year ended September 30, 2001, the Company made special discretionary contributions to its 401(k) Savings Plan for the plan years ended December 31, 2000 and December 31, 1999. These special contributions were valued at approximately $2,235,000 and were funded through the re-issuance of 298,612 shares of common stock from treasury. The estimated liability and related compensation expense for the special discretionary contributions accrued at October 1, 2000 approximated $1,698,000 for continuing operations and $459,000 for discontinued operations.

                                 See notes to consolidated financial statements.

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Fiscal Years Ended September 30, 2001,
                     October 1, 2000 and September 26, 1999


1.       THE COMPANY

         The accompanying consolidated financial statements relate to Uniroyal Technology Corporation, its wholly-owned subsidiaries, Uniroyal HPP Holdings, Inc., Uniroyal Compound Semiconductors, Inc. (formerly Uniroyal Optoelectronics, Inc.), BayPlas3, Inc., BayPlas7, Inc., UnitechOH, Inc. and UnitechNJ, Inc., and its majority-owned subsidiary, Uniroyal Liability Management Company (collectively, the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"). BayPlas7, Inc. includes its 98% owned subsidiary, Uniroyal Engineered Products, LLC, which includes its operating divisions, Uniroyal Engineered Products ("UEP") and Uniroyal Adhesives and Sealants ("UAS"). The remaining ownership in Uniroyal Engineered Products, LLC is split between Uniroyal Technology Corporation and Uniroyal Compound Semiconductors, Inc. Uniroyal Compound Semiconductors, Inc. includes its wholly-owned subsidiaries, NorLux Corp., Uniroyal Optoelectronics, LLC and Uniroyal Optoelectronics Service Corporation. Uniroyal Liability Management Company includes its wholly-owned subsidiary BayPlas2, Inc. See Note 6 for information regarding the sale of UAS. See Note 8 regarding the purchase of the minority interest in the Uniroyal Optoelectronics, LLC joint venture. See Note 12 for information concerning the sale of HPPI's business.

         Uniroyal Liability Management Company, Inc. ("ULMC") is a special purpose subsidiary created in the fiscal year ended September 26, 1999 to administer the Company's employee and retiree medical benefit programs. The Company owns a controlling interest (69%) in ULMC; therefore, the accompanying consolidated financial statements include the results of operations of ULMC and its subsidiary, BayPlas2, Inc., which is a special purpose subsidiary created in the fiscal year ended October 1, 2000 to hold certain assets of ULMC.

         NorLux Corp. is a development stage company which will engage in the design, development and manufacture of optoelectronic devices and optoelectronic solutions. Uniroyal Optoelectronics Service Corporation was established during the fiscal year ended September 30, 2001 and leases employees to Uniroyal Optoelectronics, LLC and ULMC. UnitechNJ, Inc. is a special purpose subsidiary created during the fiscal year ended September 26, 1999 to hold the Company's plant in Stirling, New Jersey. UnitechOH, Inc. and BayPlas3, Inc. are special purpose subsidiaries created during the fiscal year ended October 1, 2000 to hold certain assets of the Company. BayPlas7, Inc. is a special purpose subsidiary created during the fiscal year ended September 30, 2001 to hold certain assets of the Company.

         The Company is principally engaged in the development, manufacture and sale of a broad range of materials employing compound semiconductor technologies and specialty chemicals.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Going Concern

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. See further discussion at Note 3.

         Consolidation

         The consolidated financial statements include the accounts of Uniroyal Technology Corporation, its wholly-owned subsidiaries and its majority-owned subsidiary. All significant intercompany transactions and balances have been eliminated. Minority interest represents the minority shareholders' proportionate share of the equity of the Company's majority-owned subsidiary.

         Fiscal Year End

         The Company's fiscal year ends on the Sunday following the last Friday in September. The dates on which the fiscal year ended for the past three fiscal years were September 30, 2001 ("Fiscal 2001"), October 1, 2000 ("Fiscal 2000") and September 26, 1999 ("Fiscal 1999"). Fiscal 2000 encompassed a 53-week period as compared to Fiscal 2001 and Fiscal 1999 which encompassed 52-week periods. The additional week in Fiscal 2000 occurred in the first quarter ended January 2, 2000.

         Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Investments and Investment in Preferred Stock

         All investments with an original maturity greater than three months are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires certain securities to be classified into three categories:

         (1) Securities Held-to-Maturity: Debt securities the entity has the ability and intent to hold to maturity are reported at amortized cost.

         (2) Trading Securities: Debt and equity securities bought and held principally for the purpose of sale in the near term are reported at fair value, with unrealized gains and losses included in earnings.

         (3) Securities Available-For-Sale: Debt and equity securities not classified as either held-to-maturity or trading are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

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

         Financial Instruments

         Interest rate swap agreements have been used to manage interest rate exposures. The interest rate differentials to be paid or received under such swaps were recognized over the life of the agreements as adjustments to interest expense.

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

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. The cost of property, plant and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation is computed under the straight-line method based on the cost and estimated useful lives of the related assets including assets held under capital leases. Interest costs applicable to the construction of major plant and expansion projects have been capitalized to the cost of the related assets. Interest capitalized during Fiscal 2001, Fiscal 2000 and Fiscal 1999 approximated $810,000, $287,000 and $791,000, respectively.

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

         During Fiscal 2001, the Company made a decision to terminate its lease for a new facility in Sterling, Virginia for the operations of Sterling Semiconductor, Inc. The decision was made as a result of construction delays and breaches of contract. As a result of the lease termination, the Company recorded a write-off of approximately $686,000 for the impairment of assets at that facility. This amount is included in the statement of operations within loss on assets to be disposed of. The Company is currently involved in litigation regarding the lease termination (Note 15).

         Property, Plant and Equipment Held for Sale

         The Company has classified certain property, plant and equipment related to its Port Clinton, Ohio ("Port Clinton") facility and its Stirling, New Jersey ("Stirling") facility as held for sale.

         In November of 1998, the Company ceased operations at its Port Clinton facility in connection with its sale of the automotive operations of the Coated Fabrics segment (Note 20). The Company expects to dispose of the remaining Port Clinton assets, including real property, during the second quarter of the fiscal year ending September 29, 2002 ("Fiscal 2002") and is carrying the property at fair value less cost to sell based upon an executed asset purchase agreement for the property. The fair value less cost to sell of the property approximates $756,000 at September 30, 2001. The Company had previously recorded an impairment loss for the Port Clinton assets in Fiscal 1996 based upon a decision to sell the plant. The Company recorded additional impairment losses of $544,000 in Fiscal 2001 and $1,773,000 in Fiscal 2000, related to machinery and equipment and real property at Port Clinton.

         During Fiscal 1998, the Company decided to sell its Stirling facility. In accordance with SFAS No. 121, the Company had previously recorded a write-down of the facility in Fiscal 1998. In Fiscal 2001, the Company recorded an additional write-down of the facility of approximately $159,000. The Company expects the disposition of the Stirling facility to be completed in Fiscal 2002. The Company is carrying the facility at fair value less cost to sell based upon recent purchase offers. The fair value less cost to sell approximates $841,000 at September 30, 2001. The Stirling operations (excluding the facility) were sold to Spartech Corporation in Fiscal 2000. See Note 12.

         Amortization

         Debt issuance costs are included in other assets and are amortized using the interest method over the life of the related debt. Trademarks are included in other assets and are amortized using the straight-line method over periods ranging from 14 to 20 years. Goodwill is amortized on a straight-line basis over five years for the high technology business and 15 years for all others. Goodwill is reported net of accumulated amortization of $7,579,000 and $1,896,000 at September 30, 2001 and October 1, 2000, respectively.

         Research and Development Expenses

         Research and development expenditures are expensed as incurred. Research and development expenditures were $4,352,000, $1,113,000 and $608,000 in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. The increase in research and development expenditures is due to start-up operations of the Compound Semiconductor and Optoelectronics segment.

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

         At September 30, 2001, the Company established a deferred tax asset valuation allowance of approximately $17,870,000 because management could not conclude that it is more likely than not that the deferred tax asset could be realized.

         Stock-Based Compensation

         The Company accounts for employee stock option grants using the intrinsic-value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, compensation costs for each stock option granted is computed as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the common stock. The amount of compensation cost, if any, is charged to income over the vesting period.

         In Fiscal 1997, the Company adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS No. 123, are disclosed in Note 16.

         Comprehensive (Loss) Income

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, during Fiscal 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires that the Company's change in unrealized gains and losses on equity securities available for sale be included in comprehensive (loss) income. The net unrealized gain on securities available for sale is shown net of tax (expense) benefit of ($34,000), $28,000 and ($63,000) for the years ended September 30, 2001, October 1, 2000, September 26, 1999, respectively.

         Income Per Common Share

         Earnings per share are computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the sum of weighted average number of shares outstanding for the period and the weighted average number of potential common shares outstanding. Potential common shares consist of outstanding options under the Company's stock option plans and outstanding warrants to purchase the Company's common stock.

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

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that more of the pooling-of-interest method is no longer allowed. The Company has adopted this standard for business combinations after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No.
         121. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS No. 142 and has not yet determined the effect of adoption on its financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No.
         121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. The Company has not yet evaluated the impact the adoption of SFAS No. 144 will have on its financial statements.

         Reclassifications

         Certain prior years' amounts have been reclassified to conform with the current year's presentation.

3.       LIQUIDITY

         The Company has experienced losses from continuing operations in each of the three years ended September 30, 2001 and has an accumulated deficit of $11,260,000 as of September 30, 2001. Cash used in operations for the years ended September 30, 2001 and October 1, 2000 was $24,966,000 and $30,733,000, respectively, and it is likely that cash flow from operations will be negative throughout Fiscal 2002. The Company had a working capital deficiency at September 30, 2001 of $2,765,000 compared to working capital of $48,988,000 as of October 1, 2000. At September 30, 2001, the Company's principal source of liquidity is $2,037,000 of cash and cash equivalents and $1,087,000 of availability under a revolving credit facility. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding.

         The operating results for Fiscal 2001 and Fiscal 2000 have occurred while the Company has been repositioning its operations away from the mature, industrial-based activities and into the high-growth compound semiconductor technology industry. The transition to this business segment has required significant investment spending related to start-up costs and capital expenditures. Many of the markets in this business segment are characterized by long lead times for new products requiring significant working capital investments and extensive testing, qualification and approval by the Company's customers and end users of products. This business segment is marked by intense competition requiring the Company to introduce new products in a timely and cost-effective manner. This business segment started operations in the second quarter of Fiscal 2000 and has a limited operating history. The segment faces risks and difficulties as an early stage business in a high-growth and rapidly evolving industry. These factors have placed a significant strain on the financial resources of the Company. Management has sought to generate additional financial resources by reducing operating costs and selling certain assets and by seeking additional sources of financing, including bank and other lender financing as well as private placements. The ultimate success of the Company depends on its ability to obtain additional financing, to continue reducing operating costs and, ultimately to generate higher sales levels to attain profitability.

         On November 9, 2001, the Company sold certain net assets of UAS, which comprised its Specialty Adhesives segment (Note 6). Net cash proceeds at closing approximated $8,000,000 after the repayment of the Emcore Corporation note and the pay-down of a portion of the revolving line of credit related to UAS assets (Note 11).

4.       INVESTMENTS

         At September 30, 2001, the Company had no investments. During Fiscal 2001, the Company's remaining investments matured or were liquidated.

         At October 1, 2000, the Company's investment portfolio consisted of marketable debt securities classified as held-to-maturity and available-for-sale as well as marketable equity securities classified as available-for-sale. The carrying amount of the investment portfolio by investment type and classification as of October 1, 2000, was as follows (in thousands):

                                           Held-to-Maturity       Available-for-Sale           Total
                                           ----------------       ------------------         -----------
         Short-term:
           Corporate debt securities         $    12,425             $        -              $    12,425
                                             -----------             ----------              -----------
         Long-term:
           Corporate debt securities               5,009                  1,000                    6,009
           State debt security                         -                  2,750                    2,750
           Common stock                                -                    143                      143
                                             -----------             ----------              -----------
         Total long-term securities                5,009                  3,893                    8,902
                                             -----------             ----------              -----------
         Total investments                   $    17,434             $    3,893              $    21,327
                                             ===========             ==========              ===========

         Held-to-maturity debt securities were carried at amortized cost. During Fiscal 2001, the Company liquidated its remaining held-to-maturity securities portfolio, some prior to their scheduled maturity date, and recognized a loss of approximately $22,000 upon disposal. The fair value of the held-to-maturity debt securities approximated $17,372,000 at October 1, 2000, based upon broker quotes. The gross unrecognized holding loss approximated $62,000 at October 1, 2000.

         Available-for-sale debt securities were carried at fair market value with the unrealized gains and losses, net of tax, reported in stockholders' equity until realized. Gains and losses on securities sold were based upon the specific identification method. At October 1, 2000, the cost of available-for-sale debt securities was equal to fair value (based upon broker quotes); accordingly, there were no unrealized gains or losses. There have been no realized gains or losses for Fiscal 2001 or Fiscal 2000.

         Available-for-sale equity securities were carried at fair market value with the unrealized gains and losses, net of tax, reported in stockholders' equity until realized. Gains and losses on equity securities sold were based upon the specific identification method. During Fiscal 2001, the realized gain on the sale of available-for-sale equity securities approximated $15,000. At October 1, 2000, the fair value of the equity securities (based upon broker quotes) was less than the cost. The net unrealized loss included in stockholders' equity was $44,000 (net of tax of $28,000). During Fiscal 2000, there were no realized gains or losses on the sale of available-for-sale equity securities other than those discussed in Note 18.

         There were no investments at September 26, 1999, other than the investment in Emcore Corporation preferred stock discussed in Note 18.

5.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                   September 30,          October 1,
                                                                       2001                  2000
                                                                   -------------          ----------

                Raw materials, work in process and supplies         $    7,468            $    4,482
                Finished goods                                           5,642                 4,453
                                                                    ----------            ----------
                Total                                               $   13,110            $    8,935
                                                                    ==========            ==========

6.       DISCONTINUED OPERATIONS OF UAS

         On June 26, 2001 (the measurement date), the Company entered into a letter of intent to sell certain net assets of UAS, which comprises its Specialty Adhesives segment. Then, on August 24, 2001, the Company entered into an asset purchase agreement for the sale of UAS. The transaction closed on November 9, 2001 for a purchase price of $21,620,000. Proceeds consisted of approximately $14,620,000, in cash, $3,500,000 in subordinated promissory notes of the purchaser, $1,500,000 in preferred stock of the purchaser's parent and $2,000,000 of payments contingent on the future earnings achievement of the UAS business sold. The Company will record a gain of approximately $2,500,000 on the sale in the first quarter of Fiscal 2002 after the settlement of certain purchase price adjustments and the calculation of transaction costs.

         The consolidated financial statements presented herein have been restated to reflect the discontinued operations of UAS in accordance with APB Opinion No. 30.

         The net assets of the discontinued operations of UAS have been segregated on the September 30, 2001 and October 1, 2000 consolidated balance sheets, the components of which are as follows (in thousands):

         Net Assets of Discontinued Operations of UAS
                                                                       September 30,           October 1,
                                                                           2001                   2000
                                                                       -------------         ------------
        Assets:
        Cash                                                            $         2          $         2
        Trade receivables                                                     1,469                1,277
        Inventories                                                           2,786                2,144
        Prepaids and other assets                                                96                   82
        Property, plant and equipment - net                                  10,305               10,564
        Goodwill - net                                                        3,792                1,253
        Other assets - net                                                      879                1,024
                                                                        -----------          -----------
        Total assets                                                         19,329               16,346
                                                                        -----------          -----------
        Liabilities:
        Current portion of long-term debt                                         -                    1
        Trade payables                                                        3,159                3,302
        Compensation and benefits                                               376                  591
        Taxes, other than income                                                226                  236
        Other accrued expenses                                                1,357                1,249
        Other liabilities                                                       108                  135
                                                                        -----------          -----------
        Total liabilities                                                     5,226                5,514
                                                                        -----------          -----------
        Net assets of discontinued operations of UAS                    $    14,103          $    10,832
                                                                        ===========          ===========

         The results of operations for all periods presented have been restated for discontinued operations. The operating results of the discontinued operations of UAS are as follows (in thousands):

                                                                                   Fiscal Years Ended
                                                                ---------------------------------------------------
                                                                September 30,       October 1,        September 26,
                                                                    2001               2000               1999
                                                                -------------      -----------        -------------

        Net sales                                               $    31,372        $    31,579        $    28,388
        Cost of goods sold                                           24,325             24,363             21,987
        Selling and administrative                                    2,693              3,610              2,842
        Depreciation and other amortization                           1,154                944                873
                                                                -----------        -----------        -----------
        Income before interest expense and income taxes               3,200              2,662              2,686
        Interest income - net                                            19                 23                 18
                                                                -----------        -----------        -----------
        Income before taxes                                           3,219              2,685              2,704
        Income tax expense                                             (898)              (694)              (694)
                                                                -----------        -----------        -----------
        Net income from discontinued operations of UAS          $     2,321        $     1,991        $     2,010
                                                                ===========        ===========        ===========

         The following note relates to the business of the Specialty Adhesives segment.

         Acquisition

         On December 18, 2000, the Company completed the acquisition of the net assets of the solvent-based industrial adhesives business of Henkel Corporation for $2,750,000 in cash, which became part of the operations of UAS.

         The business combination was accounted for by the purchase method in accordance with APB Opinion No. 16, Business Combinations. The results of operations of the above named business is included in the consolidated financial statements from the date of acquisition forward as part of the discontinued operations of UAS.

         The fair market value of purchased assets was determined to be zero; therefore, the entire purchase price has been allocated to goodwill on the date of acquisition. The acquired goodwill was to be amortized over its estimated useful life of 15 years.

         The pro forma effect of this acquisition on the Company's net sales, income (loss) from continuing operations, net income (loss) and earnings (loss) per share, had the acquisition occurred on September 28, 1998, is not considered material, either quantitatively or qualitatively.

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following (in thousands):

                                                    Estimated         September 30,           October 1,
                                                  Useful Lives            2001                   2000
                                                  ------------        -------------          -----------
                Land and improvements                        -         $     203              $     203
                Buildings and improvements         5-40 years             14,170                  9,635
                Machinery, equipment and office
                  furnishings                      3-20 years             64,616                 47,138
                Construction in progress                     -            12,989                  6,484
                                                                       ---------              ---------
                                                                          91,978                 63,460
                Accumulated depreciation                                 (25,090)               (16,638)
                                                                       ---------              ---------
                Total                                                  $  66,888              $  46,822
                                                                       ==========             =========

         Depreciation expense was $8,556,000, $4,692,000 and $2,424,000 for
         Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

8.       ACQUISITION OF MINORITY INTEREST

         As of September 29, 1997, the Company entered into a technology agreement with Emcore Corporation ("Emcore") to acquire certain technology for the manufacture of epitaxial wafers used in high brightness LEDs for lamps and display devices for $5,000,000. See Note 10 regarding the Fiscal 2000 write-down of the technology license. On September 29, 1997, Thomas J. Russell, the Chairman of the Board of Directors of Emcore, was a director and major stockholder of the Company and Howard R. Curd, the Chairman of the Board of Directors and Chief Executive Officer of the Company, was a director and stockholder of Emcore. Subsequent to the transaction, Mr. Russell resigned from the Board of Directors of the Company and Mr. Curd resigned from the Board of Directors of Emcore.

         Uniroyal Optoelectronics, Inc. (now known as Uniroyal Compound Semiconductors, Inc.), a wholly-owned subsidiary of Uniroyal Technology Corporation, entered into a joint venture (Uniroyal Optoelectronics, LLC ("UOE")) with Emcore which Uniroyal Optoelectronics, Inc. managed and owned a 51% interest through June 2001 and a 64.3% interest thereafter until August 2, 2001. Emcore was the 49% owner through June 2001 and 35.7% owner until August 2, 2001. In July 1998, both owners capitalized the joint venture through cash contributions of $510,000 by the Company and $490,000 by Emcore. During Fiscal 2001, Fiscal 2000 and Fiscal 1999, Emcore made additional capital contributions to the joint venture of $2,382,000, $11,628,000 and $5,500,000, respectively. During
         Fiscal 2001 and Fiscal 2000, the Company made additional capital contributions to the joint venture of approximately $17,700,000 and $17,827,000, respectively. The Company did not make any capital contributions to the joint venture in Fiscal 1999.

         On August 2, 2001, the Company purchased Emcore's remaining 35.7% interest in UOE. The primary reason for the purchase was the Company's desire to have full control of the venture. The purchase was consummated through the issuance of 1,965,924 shares of the Company's common stock valued at approximately $15,067,000 (net of approximately $67,000 of stock registration costs). The Company common stock issued was valued based upon the average market value of such shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The Company is required to register these shares of the Company's common stock issued to Emcore and anticipates that the registration statement will be filed shortly after the filing of the Company's Annual Report on Form 10-K.

         The acquisition of the Emcore minority interest was accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations.

         The results of 100% of the UOE operations are included in the consolidated financial statements for the period August 2, 2001 through September 30, 2001. Emcore's share of the losses prior to August 2, 2001 are shown as minority interest in the consolidated statements of operations. The purchase price was allocated to assets purchased and liabilities assumed based upon the percentage of interest purchased (35.7%) applied to the difference between fair market value and net book value of the assets and liabilities on the date of acquisition.

         The fair market values were based upon an independent appraisal and management estimates at the date of acquisition. The purchase price was allocated as follows (in thousands):

                   Property, plant and equipment                   $       352
                   Intangible assets                                       928
                   Goodwill                                             12,408
                   Minority interest                                     1,446
                                                                   -----------
                   Total assets acquired                                15,134
                   Current liabilities                                     (67)
                                                                   -----------
                   Net assets acquired                             $    15,067
                                                                   ===========

         Of the $928,000 of acquired intangible assets, $678,000 was assigned to core technology with a weighted average useful life of 5 years and $250,000 was assigned to in-process research and development assets ("IPR&D") that were written off at the date of acquisition in accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for the Purchase Method. The write-off of the IPR&D was charged to expense and was determined through established valuation techniques. This amount was expensed at acquisition because technological feasibility had not been established and no future alternate uses existed. The $12,408,000 of goodwill was assigned to the Compound Semiconductor and Optoelectronics segment, is expected to be deductible for tax purposes, and, in accordance with SFAS No. 141, is not amortizable.

         Included in selling and general administrative expenses of the Company for Fiscal 2001, Fiscal 2000 and Fiscal 1999 are $14,672,000, $12,667,000 and $4,345,000, respectively, of UOE start-up costs.

         In July 1998, UOE entered into a supply agreement with Emcore whereby Emcore agreed to supply epitaxial wafers, dies and package-ready devices to UOE until UOE was ready to produce its own products. During Fiscal 2000 and Fiscal 1999, UOE sales of approximately $1,643,000 and $479,000, respectively, were attributable to product supplied by Emcore. No sales were attributable to product supplied by Emcore in Fiscal 2001. The supply agreement was terminated in connection with the acquisition of Emcore's minority interest on August 2, 2001.

         In July 1998, UOE entered into a lease agreement for a facility in Tampa, Florida and completed construction of leasehold improvements in Fiscal 1999. Significant start-up costs have been incurred during Fiscal 2001 and Fiscal 2000 for training and research and development. UOE reached commercial production levels in the first quarter of Fiscal 2002 and accordingly emerged from the development stage on October 1, 2001.

9.       ACQUISITION OF STERLING SEMICONDUCTOR, INC.

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

         The Sterling merger was accounted for by the purchase method in accordance with the APB Opinion No. 16, Business Combinations. The results of operations of Sterling are included in the consolidated financial statements for the period June 1, 2000 through September 30, 2001. The purchase price was allocated to the estimated fair value of assets purchased, liabilities assumed and IPR&D based on an independent appraisal and management estimates at the date of acquisition as follows (in thousands):

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

         The excess of the purchase price over the fair value of the net identifiable assets, totaling $28,415,000 was allocated to goodwill and is being amortized on a straight-line basis over 5 years. In the fourth quarter of Fiscal 2001, the Company recorded a write-down of Sterling goodwill of approximately $9,816,000. The write-down was in accordance with SFAS No. 121. Goodwill was determined to be impaired after revised undiscounted future cash flows were determined to be less than the carrying amount of goodwill. The amount of the write-off was then calculated as the excess of goodwill over the fair value of Sterling. The estimated fair value of the Company was determined through discounted cash flow models. Factors in the fourth quarter that led to impairment include the buyout of Emcore's minority interest on August 2, 2001 (Note 8) and the re-evaluation of the Compound Semiconductor and Optoelectronics segment which included revised strategies and projections.

         Approximately $6,102,000 of the purchase price was allocated to identifiable intangible assets including existing product line, core technology and trained workforce. These intangible assets are being amortized over a 5-year period.

         Approximately $6,590,000 of the purchase price was allocated to IPR&D for research and development projects of Sterling that were in various stages of development, had not reached technological feasibility and for which there was no alternative future use. In accordance with SFAS No. 2, as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D that have not reached technological feasibility and for which there is no alternative use must be charged to expense as part of the allocation of the purchase price. The IPR&D was charged to expense in the fourth quarter of Fiscal 2000 and had no tax benefit.

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

         As of the acquisition date, Sterling had developed a commercial production capability for 2-inch 4H and 6H poly type SiC wafers. Sterling was also engaged in concurrent efforts to develop potential product lines for large diameter (3-inch and 4-inch 4H and 6H) wafers, semi-insulating wafers, epitaxial coatings and device designs that would produce an economical device die for discrete semiconductor devices.

         The purchased IPR&D is summarized as follows (in thousands):

                                                                                              Expected Date for
                                          Discount     Economic     Percent                    Full Commercial
           IPR&D Technology Description     Rate         Life       Complete    Fair Value      Viability
          -----------------------------  -----------  ---------     --------    ----------    -----------------
          3" and 4" large diameter:
            SiC wafers                     32.7%      11 years        70%         $    858            2004
            Semi-insulating wafers         32.7%      11 years        75%              456            2004
            Epitaxy coatings               32.7%      11 years        40%              723            2005
            Devices                        32.7%      11 years        40%            4,553            2005
                                                                                  --------
            Total IPR&D                                                           $  6,590
                                                                                  ========

         The cost to complete all projects approximated $13,200,000 in May of 2000 and $10,900,000 at September 30, 2001. Progress has been made on purchased IPR&D projects during Fiscal 2001. The expected dates for full commercial viability remain the same. The nature of the efforts required to develop the acquired IPR&D into technologically feasible and commercially viable products principally relate to the completion of all planning, design and testing activities necessary to establish a product that can be produced to meet its design requirements including functions, features and technical performance requirements. The Company currently expects the acquired IPR&D will be successfully developed but there can be no assurance the technological feasibility or commercial viability of these products will be achieved. If none of these products are successfully developed, the Company's sales and profitability may be adversely affected in future periods.

         The following pro forma data (in thousands) summarize the results of operations for the periods indicated as if the Sterling acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes. The pro forma results do not include an adjustment for IPR&D. These pro forma results are not necessarily indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                     Fiscal Year Ended
                                               -------------------------------
                                               October 1,        September 26,
                                                  2000               1999
                                               -----------       -------------
         Pro forma net sales                    $   38,838         $   44,774
         Pro forma net income (loss)            $   39,447         $   (3,669)
         Pro forma earnings (loss) per share:
           Basic                                $     1.58         $    (0.15)
           Diluted                              $     1.58         $    (0.15)

         The acquisition costs for Sterling primarily include approximately $428,000 paid to an investment banking firm of which one of the Company's directors is a principal and approximately $137,000 paid to a law firm of which one of the Company's directors is a senior partner.

10.      OTHER ASSETS

         Other assets consisted of the following (in thousands):

                                              September 30,         October 1,
                                                  2001                 2000
                                              -------------       ------------

         Intangible assets                       $    6,183         $    5,695
         Trademarks                                   2,256              2,464
         Technology license                               -              1,000
         Deposits                                       116                139
         Other                                        3,119              2,853
                                                 ----------         ----------

         Total                                   $   11,674         $   12,151
                                                 ==========         ==========

         Intangible assets were acquired in connection with the Sterling acquisition (Note 9), in connection with the acquisition of Emcore's minority interest (Note 8), and as a result of certain miscellaneous licensing arrangements. Intangible assets are reported net of accumulated amortization of $1,697,000 at September 30, 2001 and $407,000 at October 1, 2000. Trademarks are reported net of accumulated amortization of $1,800,000 and $1,592,000 at September 30, 2001 and October 1, 2000, respectively.

         During Fiscal 1999 and Fiscal 1998, the Company paid a total of $5,000,000 to Emcore in connection with a technology license dated September 29, 1997, for certain technology relating to the manufacture of epitaxial wafers used in high brightness light emitting diodes ("LEDs") for lamps and display devices (Note 8). During the fourth quarter of Fiscal 2000, the Company wrote down the value of its technology license in the amount of $4,000,000 based on its decision to pursue its own research and development efforts. In conjunction with the purchase of Emcore's minority interest (Note 8), the technology license agreement was terminated and the remaining value of the technology license was reclassified to intangible assets and will be amortized over the estimated life of the technology of five years.

11.      LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                          September 30,              October 1,
                                              2001                      2000
                                          -------------              ----------

         Revolving credit agreement       $    7,214                 $    1,266
         Secured promissory note               5,000                          -
         Unsecured promissory notes            1,739                      3,069
         Capital lease obligations            16,652                     17,828
                                          ----------                 ----------
                                              30,605                     22,163
         Less current portion                (18,140)                    (6,701)
                                          ----------                 ----------
         Long-term debt, net
           of current portion             $   12,465                 $   15,462
                                          ==========                 ==========

         Debt amounts become due during subsequent fiscal years ending in September as follows (in thousands):

                                               2002                  $   18,140
                                               2003                       6,585
                                               2004                       4,758
                                               2005                       1,048
                                               2006                          74
                                                                     ----------
                                         Total debt                  $   30,605
                                                                     ==========

         Tyco Capital Revolving Credit Agreement

         On April 14, 1998, the Company entered into an Amendment and Consent Agreement with Tyco Capital (formerly The CIT Business/Credit Group, Inc.) ("Tyco") whereby the Company's existing revolving credit arrangement was amended to permit the Company to borrow the lesser of $10,000,000 or the sum of 85% of Eligible Receivables plus 55% of Eligible Inventories as defined in the agreement. On April 1, 1999, in connection with the creation of Uniroyal Engineered Products, Inc., the Tyco revolving credit agreement was assumed by Uniroyal Engineered Products, Inc. (now known as Uniroyal Engineered Products, LLC). The collateral securing the credit line includes only the assets of Uniroyal Engineered Products, LLC. Interest on the Tyco revolving credit agreement is payable monthly at Prime plus .5% per annum or at the LIBOR rate plus 2.75% per annum if the Company elects to borrow funds under a LIBOR loan as defined in the agreement. The loan matured on June 5, 2001 and is subject to automatic one year renewals unless the agreement is terminated by either party with a 90 day notice and is therefore included as a short-term obligation at September 30, 2001. All of Uniroyal Engineered Products, LLC's trade accounts receivables and inventories are pledged as collateral for this loan. The agreement restricts the creation of certain additional indebtedness. The Company was in compliance with the covenants under this agreement at September 30, 2001. At September 30, 2001, the Company had approximately $7,214,000 of outstanding borrowings under the revolving credit agreement and $1,087,000 of availability. The Company had $1,266,000 of outstanding borrowings under this agreement at October 1, 2000. The weighted average interest rate on the Tyco revolving credit agreement was 9.1% during Fiscal 2001 and Fiscal 2000.

         Secured Promissory Note

         In connection with the August 2, 2001 acquisition of Emcore's minority interest in UOE (Note 8), the Company received a $5,000,000 loan, at prime rate, from Emcore. The Company incurred additional interest of 433 shares of the Company's common stock per day from September 28, 2001 until the note was repaid on November 9, 2001.

         The loan was evidenced by a convertible note, the principal and accrued interest of which was convertible into the Company's common stock on the earlier of September 20, 2001 and the completion of the sale of UAS. The conversion price for the note was based upon the trading price of the Company's common stock, but would be no more than $8.39 or less than $6.87 per share and was subject to customary antidilution adjustments. The weighted average interest rate of this obligation was 7.0% in Fiscal 2001. The maturity date of the loan was the earlier of the completion of the sale of UAS (Note 6) or August 2, 2003.

         Unsecured Promissory Notes

         On May 31, 2000, in connection with the acquisition of Sterling, the Company assumed an unsecured promissory note payable with a balance of approximately $833,000. The note was payable in two equal installments of approximately $416,500 on September 1, 2000 and September 1, 2001, plus accrued interest at the stated rate of 10.50%. At September 30, 2001, the balance of this note payable is zero.

         On June 14, 1999, in connection with the purchase of Happel Marine, Inc., the Company issued unsecured promissory notes for $2,400,000 and $511,007. The $2,400,000 note is payable in four equal annual installments beginning January 15, 2000, plus accrued interest at the stated rate of 7.75% per annum. The $511,007 note was payable in two equal annual installments beginning January 15, 2000, plus accrued interest at the stated rate of 7.75%. The notes were adjusted to $2,500,030 and $533,114, respectively, in connection with a subsequent purchase price adjustment in September, 1999. At September 30, 2001, the balance of these notes approximates $1,250,000.

         Capital Lease Obligations

         The Company leases certain machinery and equipment under non-cancelable capital leases which extend for varying periods up to 5 years. Capital lease obligations entered into during Fiscal 2001 and Fiscal 2000 were primarily related to the Company's Compound Semiconductor and Optoelectronics segment. The Company is a guarantor of the majority of the lease obligations. The weighted average interest rate on these obligations was 9.5% in Fiscal 2001 and 8.9% in Fiscal 2000.

         The approximate minimum future lease obligations on long-term non-cancelable capital lease obligations included in long-term debt during subsequent fiscal years ending in September are as follows (in thousands):

                                           Fiscal Year
                                           -----------
                                               2002                  $   6,380
                                               2003                      6,616
                                               2004                      4,996
                                               2005                      1,076
                                               2006                         71
                                                                     ---------
                                                                        19,139
                                            Less imputed interest       (2,487)
                                                                     ---------
                                            Total                    $  16,652
                                                                     =========

         Interest is imputed using the rate that would equate the present value of the minimum lease payments to the fair value of the leased equipment.

12.      DISCONTINUED OPERATIONS OF HPPI

         On December 24, 1999, the Company entered into a definitive agreement to sell certain net assets of HPPI, which comprises its High Performance Plastics segment, for $217,500,000 in cash to Spartech Corporation ("Spartech"). The transaction closed on February 28, 2000, and resulted in cash proceeds of $208,976,000 net of certain transaction costs and preliminary purchase price adjustments (the "Spartech Sale"). In Fiscal 2000, the ultimate purchase price adjustments had not been agreed to by both parties. The Company estimated, and had provided for, an ultimate reduction in purchase price of approximately $5,100,000, which would have resulted in a loss of the $5,000,000 holdback as well as an additional payment from the Company to Spartech of approximately $100,000. In addition to what the Company had provided for, Spartech was seeking an additional purchase price reduction up to approximately $4,237,000. After consideration of the estimated purchase price adjustments of $5,100,000 during Fiscal 2000, the Company recorded a gain on the sale of approximately $55,821,000 (net of taxes of approximately $38,146,000).

         On August 27, 2001, the Company and Spartech agreed to the final purchase price adjustment. The settlement resulted in the loss of the $5,000,000 holdback as well as an additional $1,000,000 payment to be made by the Company to Spartech. The $1,000,000 payment is evidenced by an unsecured promissory note at prime rate. The note is repayable in four increments of $250,000. The first increment was due November 1, 2001 and has been paid. The remaining payments are due February 1, 2002, May 1, 2002 and August 1, 2002. As a result of the settlement, the Company recorded a loss of approximately $522,000 (net of taxes of approximately $306,000) in Fiscal 2001.

         The accompanying consolidated financial statements reflect HPPI as discontinued operations in accordance with APB Opinion No. 30.

         Net liabilities of the discontinued operations of HPPI have been segregated on the September 30, 2001 and October 1, 2000 balance sheets, the components of which are as follows (in thousands):

         Net Liabilities of Discontinued Operations of HPPI

                                               September 30,         October 1,
                                                   2001                 2000
                                               -------------        -----------
        Assets:
        Cash                                   $       109          $       100
        Trade receivables                                -                   21
        Deferred income tax                              -                  186
        Prepaids and other                             194                  466
                                               -----------          -----------
        Total assets                                   303                  773
                                               -----------          -----------
        Liabilities:
        Current portion of long-term debt            1,000                  158
        Trade payables                                  45                  432
        Other accrued expenses                       1,168                4,815
                                               -----------          -----------
        Total liabilities                            2,213                5,405
                                               -----------          -----------
        Net liabilities of discontinued
          operations of HPPI                   $     1,910          $     4,632
                                               ===========          ===========

         The results of operations for all periods presented have been restated for the HPPI discontinued operations. The operating results of the HPPI discontinued operations are as follows (in thousands):

                                                                                Fiscal Years Ended
                                                                --------------------------------------------------
                                                                September 30,       October 1,       September 26,
                                                                    2001               2000              1999
                                                                ------------       -----------       -------------

         Net sales                                              $         -        $    55,001        $   130,219
         Cost of goods sold                                               -             44,434             93,367
         Selling and administrative                                     221              3,933             15,538
         Depreciation and other amortization                              -              2,511              5,652
         Loss on assets to be disposed of                                 -                  -                144
         Loss (gain) on sale of segment                                 828            (96,027)                 -
                                                                -----------        -----------        -----------
         Income before interest expense and income taxes              1,049            100,150             15,518
         Interest expense - net                                           -             (3,620)            (8,574)
                                                                -----------        -----------        -----------
         Income before taxes                                         (1,049)            96,530              6,944

         Income tax expense                                            (224)           (39,184)            (2,675)
                                                                -----------        -----------        -----------
         Net (loss) income and gain on disposition of
            discontinued operations of HPPI                     $    (1,273)       $    57,346        $     4,269
                                                                ===========        ===========        ===========

         The following information relates to the business of HPPI.

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

         Under the terms of the Credit Agreement, HPPI was required to obtain and keep in effect one or more interest rate Bank Hedge Agreements (as defined in the Credit Agreement) covering at least 50% of the Term A and Term B Advances. The interest rate swap agreements were terminated on February 28, 2000 in connection with the repayment of the Fleet Financing. HPPI received $950,000 upon termination and recorded this amount as a gain on interest rate swap termination. The gain on interest rate swap termination is included in selling and administrative expenses of discontinued operations.


13.      OTHER LIABILITIES

         Other liabilities consisted of the following (in thousands):

                                               September 30,         October 1,
                                                   2001                 2000
                                               -------------        -----------

          Accrued retirement benefits          $    23,756          $    22,482
          Taxes, other than income                       -                    2
          Other                                        932                1,181
                                               -----------          -----------
          Total                                $    24,688          $    23,665
                                               ===========          ===========

14.      INCOME TAXES

         The effective tax rate differs from the statutory federal income tax rate for the following reasons (in thousands):

                                                                                   Fiscal Years Ended
                                                                -------------------------------------------------
                                                                September 30,       October 1,      September 26,
                                                                    2001               2000             1999
                                                                -------------      -----------      -------------
         Income tax benefit calculated at the
           statutory rate applied to loss before
           income taxes and discontinued
           operations                                           $ (16,167)         $ (13,808)         $  (1,354)

         Increase (decrease) resulting from:
           Capital loss from medical benefits
             subsidiary                                                 -                  -            (15,980)
           Valuation allowance                                     17,870            (13,702)            13,702
           Goodwill                                                 6,273              3,358                  -
           State income tax                                        (1,642)            (1,870)                30
           Research and development credit                              -               (894)                 -
           Other                                                      358                 40                388
                                                                ---------          ---------          ---------
         Income tax expense (benefit)                           $   6,692          $ (26,876)         $  (3,214)
                                                                =========          =========          =========

         Income tax expense (benefit) consisted of the following components (in thousands):

                                                                                    Fiscal Years Ended
                                                                --------------------------------------------------
                                                                September 30,        October 1,      September 26,
                                                                    2001                2000             1999
                                                                -------------      ------------      -------------
         Current:
           Federal                                              $    (6,284)       $   (31,340)       $   (3,691)
           State                                                       (144)            (2,646)             (365)
                                                                -----------        -----------        ----------
           Total                                                $    (6,428)       $   (33,986)       $   (4,056)
                                                                ===========        ===========        ==========
         Net deferred tax expense:
           Federal                                              $    12,045        $     6,334        $      447
           State                                                      1,075                776               395
                                                                -----------        -----------        ----------
           Total                                                $    13,120        $     7,110        $      842
                                                                ===========        ===========        ==========
         Total:
           Federal                                              $     5,761        $   (25,006)       $   (3,244)
           State                                                        931             (1,870)               30
                                                                -----------        -----------        ----------
           Total                                                $     6,692        $   (26,876)       $   (3,214)
                                                                ===========        ===========        ==========


         The components of the deferred tax assets and liabilities were as follows (in thousands):

                                                                                September 30, 2001
                                                                -------------------------------------------------
                                                                    Assets         Liabilities           Total
                                                                -----------        -----------        -----------
         Current
         -------
         Accrued expenses deductible in future
           Periods                                              $     1,415        $         -        $     1,415
         Valuation allowance                                         (1,415)                 -             (1,415)
                                                                -----------        -----------        -----------
         Total                                                            -                  -                  -
                                                                ===========        ===========         ===========
         Non-Current
         -----------
         Tax loss carryforward benefits                         $     5,269        $         -        $     5,269
         Acquired tax loss carryforward benefits                      4,741                  -              4,741
         Tax credit carryforward benefits                             2,109                  -              2,109
         Book basis in excess of tax basis of assets                      -             (6,257)            (6,257)
         Long-term accrual of expenses deductible
           in future periods                                         10,593                  -             10,593
         Valuation allowance                                        (16,455)                 -            (16,455)
                                                                -----------        -----------        -----------
         Total                                                  $     6,257        $    (6,257)       $         -
                                                                ===========        ===========        ===========

                                                                                  October 1, 2000
                                                                -------------------------------------------------
                                                                   Assets         Liabilities            Total
                                                                -----------       ------------        -----------
         Current
         -------
         Accrued expenses deductible in future
           Periods                                              $     5,460        $         -        $     5,460
                                                                ===========        ===========        ===========
         Non-Current
         -----------
         Acquired tax loss carryforward benefits                $     4,976        $         -        $     4,976
         Book basis in excess of tax basis of assets                      -             (4,214)            (4,214)
         Long-term accrual of expenses deductible
           in future periods                                          7,066                  -              7,066
                                                                -----------        -----------        -----------
         Total                                                  $    12,042        $    (4,214)       $     7,828
                                                                ===========        ===========        ===========

         The Company has established a valuation allowance as it has not determined that it is more likely than not that the deferred tax asset is realizable, based upon the Company's projected future taxable income.

         As of September 30, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $10,000,000 that expire in the year 2021 as well as research and development tax credit carryforwards of approximately $1,200,000 expiring in years beginning in 2007.

         The acquired tax loss carryforward benefits expire in various years starting in the year 2007 through 2020. These acquired tax loss benefits consist of tax net operating loss carryforwards from acquisitions of subsidiaries and are subject to an annual limitation. The annual limitation on utilization of the acquired net operating losses is approximately $4,000,000 per year.

         In Fiscal 1999, the Company established a subsidiary to administer the Company's employee medical benefits program. The Company realized a one-time federal capital loss tax benefit of approximately $15,980,000 arising from the sale of a portion of the stock of this subsidiary. However, due to the uncertainty regarding the Company's ability to utilize this capital loss in the future, only $2,278,000 of this benefit was recognized in Fiscal 1999 as an offset against current and previous capital gains. In Fiscal 2000, the Company realized an additional state tax benefit of $936,000 and the $13,702,000 previous federal balance of this benefit was recognized as an offset to a portion of the capital gain realized upon the sale of HPPI.

15.      COMMITMENTS AND CONTINGENCIES

         Litigation

         On February 23, 2001, the Company and its wholly owned subsidiary, Sterling, were served with a complaint by AFG-NVC, LLC in the Loudoun County, Virginia Circuit Court. The complaint seeks approximately $8,106,000 for alleged default under a lease and benefits that the landlord believes it would have received under such lease. The Company has filed an answer seeking not less than $7,000,000 for breaches of contract, fraud and constructive fraud on the part of the plaintiff. The case is currently in discovery. At the present time, the amount of liability, if any, cannot be reasonably estimated.

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

         In connection with the July 1996 acquisition of a manufacturing facility in South Bend, Indiana, the Company assumed costs of remediation of soil and ground water contamination which the Company estimates will cost not more than $1,000,000 over a five-to-seven year period. The Company had placed $1,000,000 in an escrow account to be used for such clean-up in accordance with the terms of the agreement for the purchase of the facility. As of September 30, 2001, the Company had incurred approximately $746,000 of related remediation costs. In connection with the sale of UAS in November 2001 (Note 6), we placed an additional $300,000 in escrow.

         In connection with the Spartech Sale, the Company conducted environmental assessments on two of the plants of HPPI in compliance with the laws of the states of Connecticut and New Jersey relating to transfers of industrial real property. The asset purchase agreement provided that Spartech could defer taking title to certain parcels of real property until the Company provides evidence that environmental contamination had been remediated to the satisfaction of Spartech. The environmental assessment of the Connecticut property indicated that a separate parcel purchased by the Company in 1995 was contaminated with total petroleum hydrocarbons, DDT and other pesticide chemicals. The Company had removed approximately 60% of the soil on the property in Fiscal 2000 at a cost of approximately $1,600,000. Fiscal 2001 expenditures approximated $50,000. The Company has retained environmental consultants to review its options with regard to the remaining soil on the premises and expects to complete remediation under a program approved by the Connecticut Department of Environmental Protection in December 2001. The environmental assessment of the Hackensack, New Jersey facility is still underway. At September 30, 2001, the Company has estimated the clean-up costs for both facilities to approximate $1,000,000. At September 30, 2001, the estimates for environmental clean-up costs are included in the Net Liabilities of Discontinued Operations of HPPI. Spartech has agreed to lease the parcels for a nominal amount until after remediation is complete.

         Based on information available as of September 30, 2001, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

         Leases

         The Company is a party to non-cancelable lease agreements involving equipment. The leases extend for varying periods up to 5 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Generally these leases have options to purchase at varying dates.

         The Company's property held under capital leases, included in property, plant and equipment (Note 7) consisted of the following (in thousands):

                                               September 30,        October 1,
                                                   2001                2000
                                               ------------         ----------
         Buildings and improvements            $    5,429           $    5,429
         Machinery, equipment and office
           furnishings                             20,279               18,202
         Construction in progress                   1,845                    -
                                               ----------           ----------
                                                   27,553               23,631
         Less accumulated amortization             (5,458)              (2,117)
                                               ----------           ----------
         Total                                 $   22,095           $   21,514
                                               ==========           ==========

         Amortization of assets recorded under capital leases is included with depreciation expense.

         The Company leases equipment, vehicles and warehouse and office space and contracts for various services under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. The approximate future minimum rentals under non-cancelable operating leases and service agreements during subsequent fiscal years ending in September are as follows (in thousands):

                                           Fiscal Year
                                           -----------
                                               2002                 $  1,964
                                               2003                    1,911
                                               2004                    1,730
                                               2005                      943
                                               2006                      769
                                          Subsequent years             2,061
                                                                    --------
                                          Total                     $  9,378
                                                                    ========

         Rent expense was approximately $1,456,000, $988,000 and $556,000 for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

         Officers' Compensation

         On August 1, 1995, the Company implemented a Deferred Compensation Plan providing certain key employees the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer a portion of their base compensation and bonuses earned each year. Amounts deferred earned interest at 12% per annum until March 10, 2000, at which time the plan was amended to reduce the interest rate to 7.84%. The program is not qualified under Section 401 of the Internal Revenue Code. At September 30, 2001 and October 1, 2000, participant deferrals, which are included in other liabilities, were $1,145,000 and $938,000, respectively. The expense during Fiscal 2001, Fiscal 2000 and Fiscal 1999 was $207,000, $212,000 and $208,000, respectively.

         Also during the fiscal year ended October 1, 1995, split dollar life insurance contracts were purchased on the lives of the five executive officers. Annual insurance premiums of $186,000 were paid by the Company with respect to these policies. During Fiscal 2000, the Company deposited approximately $1,190,000 into a Premium Deposit Fund which will be used to fund the remaining annual insurance premiums under the split dollar life insurance contracts. As of September 30, 2001 and October 1, 2000, $2,135,000 has been capitalized to reflect the cash surrender value of these contracts due the Company.

         As of September 30, 2001, the Company had employment contracts with four officers of the Company, providing for total annual payments of approximately $1,631,000 plus bonuses through September 1, 2002. Effective October 16, 2001, the compensation of the four officers was reduced by amounts ranging from 15% to 25% for an undetermined length of time.

16.      STOCKHOLDERS' EQUITY

         The Company's certificate of incorporation provides that the authorized capital stock of the Company consists of 100,000,000 shares of common stock and 1,000 shares of preferred stock, each having a par value of $0.01 per share. At September 30, 2001, 32,662,611 shares of common stock were issued or to be issued.

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

         Common Stock

         The holders of record of shares of common stock are entitled to receive dividends when and as declared by the Board of Directors of the Company, provided that the Company has funds legally available for the payment of dividends and is not otherwise contractually restricted from the payment of dividends. The Company declared no such dividends during Fiscal 2001, Fiscal 2000 and Fiscal 1999.

         Treasury Stock Transactions

         During Fiscal 2001 and Fiscal 2000, the Company received 1,116,185 and 109,149 shares of its common stock, respectively, in lieu of cash for the exercise of stock options from officers and employees of the Company. These shares were valued at approximately $9,154,000 in Fiscal 2001 and $1,368,000 in Fiscal 2000 (which were calculated based on the closing market value of the stock on the day prior to the exercise dates) and are included as treasury shares as of September 30, 2001 and October 1, 2000.

         During Fiscal 2001 and Fiscal 2000, the Company repurchased 1,304,700 and 1,008,496 shares, respectively, of its common stock in the open market for approximately $9,641,000 and $13,547,000, respectively.

         During Fiscal 2001, the Company issued 2,132,040 shares of its common stock (189,026 of which came from treasury) to directors, officers and employees of the Company upon the exercise of stock options.

         During Fiscal 2001 the Company received 6,420 shares of its common stock from one of its benefit plans in settlement of a prior year purchase issue. During Fiscal 2000, the Company repurchased 47,984 of its common stock from its benefit plans for approximately $303,000.

         Warrants

         The Company has 366,395 warrants outstanding to purchase an aggregate of 732,790 shares of its common stock at a price equal to $4.375 per warrant, subject to adjustments under certain circumstances. All outstanding warrants are exercisable at any time on or prior to June 1, 2003, at which time they will terminate and become void. The Company originally issued 800,000 warrants to purchase an aggregate of 1,600,000 shares of its common stock in connection with the issuance of its Senior Secured Notes in Fiscal 1993. The warrants were detachable from the Senior Secured Notes and, therefore, were allocated a portion of the proceeds in the amount of approximately $1,566,000, which was their market value at the time they were issued. This amount was added to additional paid-in capital. During Fiscal 2001, 1,490 warrants were exercised resulting in cash proceeds of approximately $6,500 and the issuance of 2,980 shares of the Company's common stock. During Fiscal 2000, 169,650 warrants were exercised resulting in cash proceeds of approximately $742,000 and the issuance of 339,300 shares of the Company's common stock.

         Stock Compensation Plans

         At September 30, 2001, the Company has seven stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans except as indicated below. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except earnings per share information):

                                                                              Fiscal Years Ended
                                                               ---------------------------------------------------
                                                               September 30,         October 1,      September 26,
                                                                   2001                2000              1999
                                                               -------------       ------------      -------------
         Net (loss) income:
           As reported                                         $  (51,835)         $   46,687          $    5,520
           Pro forma                                           $  (61,109)         $   43,090          $    4,778
         (Loss) earnings per share - basic and diluted:
           As reported                                         $    (1.97)         $     1.87          $     0.23
           Pro forma                                           $    (2.32)         $     1.73          $     0.20

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal years ended September 30, 2001, October 1, 2000 and September 26, 1999, respectively: expected volatility of 72.84%, 58.65% and 44.16%, dividend yield of 0% for all years, risk-free interest rates of 4.68%, 6.23% and 6.014% and expected lives of 2 to 10 years.

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

         During the fiscal year ended September 26, 1993, the Company adopted the 1992 Non-Qualified Stock Option Plan available for non-officer directors. This plan provides that directors who are not officers of the Company are entitled to forego up to 100% of their annual retainers in exchange for options to purchase the Company's common stock at an option price of 50% of the market price of the underlying common stock at the date of grant. The options are exercisable for a period of 10 years from the date of the grant of each option. Compensation expense related to these options was approximately $95,000, $118,000 and $109,000 during Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

         During the fiscal year ended October 2, 1994, the Company adopted the 1994 Stock Option Plan available for certain key employees of the Company. Up to 5,304,000 shares of common stock may be granted and outstanding under this plan, provided that the aggregate number of options that may be granted under the 1994 Stock Option Plan and all other stock option plans of the Company for employees may not at any time exceed in the aggregate 15% of the then currently authorized common stock outstanding, on a fully diluted basis. Stock options granted under this plan are exercisable until not later than January 1, 2004. After Fiscal 2001, no more options are to be granted under this plan.

         During the fiscal year ended September 29, 1996, the Company adopted the 1995 Non-Qualified Stock Option Plan available for directors. Each director is granted an option to purchase 20,000 shares of the Company's common stock in the case of the initial grant and 35,000 shares for any subsequent grant. The initial grant occurred upon the adoption of this plan or, in the case of new directors, 30 days after becoming an eligible director of the Company. Options granted under this plan have a term of three years and may be exercised nine months after the date of the grant. This plan terminates on February 14, 2006. No director who is not an officer of the Company may receive options to purchase more than an aggregate of 60,000 shares of Common Stock in any calendar year under all of the Company's Stock Option Plans. The plan was amended by the Stockholders in 1999 to increase the annual amount from 20,000 to 35,000 shares of the Company's common stock.

         During Fiscal 2000, the Company adopted the 2000 Stock Plan available for directors, officers and employees of the Company. The maximum number of shares reserved for award is 250,000 shares of the Company's common stock. Under the 2000 Stock Plan, restricted shares of common stock are awarded to participating employees of the Company who meet or exceed an annual spending goal of 10% of the employee's base salary plus bonus potential on the purchase of the Company's common stock. If the employee meets the goal, the Company will issue restricted common stock to the employee with a value representing 25% of the dollar amount paid for the purchased common shares. Each non-officer director of the Company may participate in the plan by spending at least $25,000 to purchase stock during a calendar year. If that goal is met, the Company will issue restricted common stock representing 25% of the dollar amount paid for the purchased common shares for purchases up to $37,500. The number of shares of restricted common stock to be awarded is calculated based upon the closing market price of the Company's common stock on the last trading day of the calendar year. The restrictions on the common stock lapse ratably on an annual basis over a 3-year period. During Fiscal 2001, the Company issued 8,641 restricted shares of its common stock and recorded compensation expense of approximately $54,000 under the 2000 Stock Plan. No restricted stock was issued or compensation expense recorded under the 2000 Stock Plan in Fiscal 2000.

         During Fiscal 2001, the Company adopted the 2001 Stock Option Plan for certain key employees. Up to 5,000,000 shares of common stock of the Company may be granted under this plan. The stock options are exercisable over a period determined by the Board of Directors or its Compensation Committee, but no longer than ten years after the date granted. Unless the grant certificate states otherwise, stock options under this plan will vest 20% each year over a five-year period.

         During Fiscal 2001, the Company adopted the 2001 Non-Executive Stock Option Plan for employees of the Company who are not officers or directors of the Company. Up to 3,000,000 shares of common stock of the Company may be granted under this plan. The stock options are exercisable over a period determined by the Board of Directors or its Compensation Committee, but no longer than ten years from the date granted. Unless the grant certificate states otherwise, the vesting period for stock options under this plan will vest 20% each year over a five year period.

         The following table summarizes all stock option transactions for the fiscal years ended September 30, 2001, October 1, 2000 and September 26, 1999:

                                                              Fiscal Years Ended
                               ---------------------------------------------------------------------------------
                                  September 30, 2001            October 1, 2000            September 26, 1999
                               ------------------------     ------------------------   -------------------------
                                             Weighted-                    Weighted-                   Weighted-
                                              Average                      Average                     Average
                                 Shares      Exercise         Shares      Exercise         Shares     Exercise
                                               Price                        Price                       Price
                               ----------- ------------     ----------    ---------      ----------   ----------

          Outstanding at
            Beginning of Year    5,936,619   $    7.87       3,695,060    $    2.87       4,352,786   $    2.53
          Grants                 2,307,328   $    8.17       3,382,079    $   11.37         374,200   $    3.88
          Exercised             (2,132,040)  $    4.43      (1,125,520)   $    1.91        (996,926)  $    1.71
          Forfeited                (44,688)  $   10.12         (15,000)   $   13.59         (35,000)  $    3.92
                                ----------                  ----------                   ----------
          Outstanding at End
            of Year              6,067,219   $    9.17       5,936,619    $    7.87       3,695,060   $    2.87
                                ==========                  ==========                   ==========
          Exercisable at End
            of Year              2,397,025                   2,676,093                    2,059,210
                                ==========                  ==========                   ==========

          Weighted-average
            fair value of
            options granted
            during the year     $    4.83                   $     8.30                   $     1.85



         The following table summarizes information about stock options at September 30, 2001:

                                    Options Outstanding                                     Options Exercisable
         ---------------------------------------------------------------------------  -------------------------------
                                   Number         Weighted-Average       Weighted-          Number        Weighted-
              Range of           Outstanding          Remaining           Average        Exercisable       Average
          Exercise Prices         at 9/30/01      Contractual Life   Exercise Price       At 9/30/01   Exercise Price
          ---------------       -------------    ------------------  --------------     -------------  --------------

         $   0.00 - $  2.99        1,216,730            2.92 Years       $    1.62        1,216,730       $    1.62
         $   3.00 - $  5.99          687,002            4.97 Years       $    4.44          534,178       $    4.41
         $   6.00 - $  8.99        1,696,589            9.01 Years       $    7.91           73,869       $    7.19
         $   9.00 - $ 11.99          808,500            4.07 Years       $    9.47          219,700       $   10.56
         $  12.00 - $ 14.99          155,148            7.59 Years       $   13.12           65,548       $   12.74
         $  15.00 - $ 17.99        1,212,500            8.55 Years       $   17.18            5,600       $   16.21
         $  18.00 - $ 20.99            2,750            8.68 Years       $   19.45              150       $   18.00
         $  21.00 - $ 23.99          285,000            1.68 Years       $   23.03          280,650       $   23.06
              $ 29.25                  3,000            8.50 Years       $   29.25              600       $   29.25
                                   ---------                                              ---------
                                   6,067,219            6.20 Years       $    9.17        2,397,025       $    6.09
                                   =========                                              =========


17.      NOTE RECEIVABLE

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

         In January 1998, the Company brought suit to compel RBX to honor a mandatory early redemption obligation under the terms of the $5,000,000 Note. In March 1998, Rubatex filed a counterclaim asserting that the Ensolite machinery purchased was in breach of the Company's warranties when Rubatex purchased it in June 1996. RBX did not make the semi-annual interest payment on the Note of $293,750 on May 1, 1998. The Company stopped accruing interest on the Note as of June 29, 1998. As of September 26, 1999, the Company had accrued interest receivable related to the Note of approximately $387,000. In March of 2000, the Company fully reserved its note receivable and related accrued interest from RBX in the amount of $5,387,000. This was a result of a determination that based on recent events at RBX, which included the effects of a prolonged strike at its major facility, the financial condition of RBX had deteriorated such that collectibility of the note receivable and related accrued interest was in doubt. On June 22, 2000, the Company settled all outstanding claims and counterclaims with RBX for a cash payment from RBX of $250,000. The settlement is included in selling and administrative costs for the year ended October 1, 2000 and was substantially offset by legal costs incurred.

18.      INVESTMENT IN PREFERRED STOCK

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

19.      EMPLOYEE COMPENSATION

         Post-retirement Healthcare and Life Insurance Benefits

         Certain retired employees are currently provided with specified healthcare and life insurance benefits. Generally, the plan provides for reimbursement of approved medical and prescription drug costs not fully covered by Medicare. The plan also provides for certain deductibles and co-payments. The life insurance benefits provide for amounts based upon the retirees' compensation at the time of their retirement. Eligibility requirements for such benefits vary by division, but generally provide that benefits are available to employees who retire after a certain age with specified years of service or a combined total of age and years of service. The Company has the right to modify or terminate certain of these benefits. The Company's policy is to pay the actual expenses incurred by the retirees; the Company does not intend to fund any amounts in excess of those obligations. The Company is also obligated to provide benefits to certain salaried retirees of Uniroyal Plastics Company, Inc. ("UPC"), which is currently in liquidation proceedings under Chapter 7 of the U.S. Bankruptcy Code and is an affiliate of predecessor companies, and Uniroyal, Inc. ("Uniroyal") (not affiliated with the Company) who are class members under a federal district court order. The Company and Uniroyal, through Uniroyal Holdings, Inc., agreed to share on a 35%-65% basis, respectively, the costs of providing medical, prescription drug and life insurance benefits to these retirees. The Company is further obligated to make payments to a Voluntary Employee Benefits Association ("VEBA") established to provide benefits to certain retirees of the Predecessor Companies and UPC. The Company's post-retirement benefit plans are not funded.

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

         The components of net periodic benefit costs are as follows (in thousands):

                                                              September 30,      October 1,        September 26,
                                                                  2001              2000               1999
                                                              -------------      -----------       -------------
         Service cost                                          $     106           $     132           $      61
         Interest cost                                             2,523               2,184               1,864
         Amortization of prior service credit                        (14)                (14)                (14)
         Amortization of transition obligation                       375                 683               1,114
         Recognized actuarial loss                                   420                 310                 151
                                                               ---------           ---------           ---------
         Net periodic benefit cost                             $   3,410           $   3,295           $   3,176
                                                               =========           =========           =========

         A reconciliation of the beginning and ending balances of benefit obligations and the funded status of the plans are as follows (in thousands):

                                                                September 30,         October 1,
                                                                     2001                2000
                                                                 ------------         ----------
         Change in benefit obligations:
         Benefit obligation at beginning of year                   $  31,669           $  28,651
         Service cost before expenses                                    106                 132
         Interest cost                                                 2,523               2,184
         Benefit payments                                             (2,710)             (2,827)
         Actuarial (gain)/loss                                         4,212               3,529
                                                                   ---------           ---------
         Benefit obligation at end of year                         $  35,800           $  31,669
                                                                   =========           =========
         Reconciliation of funded status:
         Benefit obligation at end of year                         $  35,800           $  31,669
         Unrecognized actuarial loss                                  (9,772)             (5,980)
         Unrecognized prior service credit                               218                 232
         Unrecognized transition obligation                           (2,624)             (2,999)
                                                                   ---------           ---------
         Net amount recognized at year-end                         $  23,622           $  22,922
                                                                   =========           =========

         The weighted average discount rate assumptions were 7.25% at September 30, 2001, 7.5% at October 1, 2000 and 6.75% at September 26, 1999.

         The assumed healthcare cost trend rate used in measuring the healthcare benefits for Fiscal 2001 through Fiscal 2005 was a 7.5% average annual rate of increase in the per capita cost healthcare benefits. This rate is assumed to change over the years as follows: 7.0% for the fiscal years beginning 2006, 6.5% for the fiscal years beginning 2011, 6.0% for the fiscal years beginning 2016, and 5.5% for the fiscal years beginning 2021 and later.

         Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage-point change in assumed cost trend would have the following effects for Fiscal 2001(in thousands):

                                                              1% Point Increase      1% Point Decrease
                                                              -----------------      -----------------
         Effect on total of service and interest
           cost components for 2001                                $    313            $   (261)

         Effect on year-end 2001 post-retirement
           benefit obligation                                         3,878              (3,258)

         Post-retirement Benefit Plan

         Effective October 1, 1998, the Company established an unfunded post-retirement defined benefit plan for officers and certain key employees of the Company.

         The components of net periodic benefit costs are as follows (in thousands):

                                                              September 30,        October 1,         September 26,
                                                                  2001                2000                 1999
                                                              -------------       -----------         -------------
         Service cost                                          $      488          $      487          $      525
         Interest cost                                                 72                  35                   -
                                                               ----------          ----------          ----------
         Net periodic benefit cost                             $      560          $      522          $      525
                                                               ==========          ==========          ==========

         The following table provides a reconciliation of the changes in the plan's benefit obligations and a reconciliation of the funded status for Fiscal 2001 and Fiscal 2000 (in thousands):

                                                                  September 30,        October 1,
                                                                      2001                2000
                                                                  -------------        ----------
         Accrued benefit obligation at beginning of year           $      962          $      525
         Service cost                                                     488                 487
         Interest cost                                                     72                  35
         Benefits paid or transferred                                       -                 (85)
                                                                   ----------          ----------
         Accrued benefit obligation at end of year                 $    1,522          $      962
                                                                   ==========          ==========

         Projected benefit obligation                              $    1,566          $      903
         Unrecognized (loss) gain                                         (44)                 59
                                                                   ----------          ----------
         Accrued benefit obligation at end of year                 $    1,522          $      962
                                                                   ==========          ==========

         The discount rate used as of September 30, 2001 and October 1, 2000 was 7.25% and 8.0%, respectively.

         In connection with the post-retirement defined benefit plan, the Company purchased life insurance contracts on the lives of officers and certain key employees of the Company during Fiscal 1999. Life insurance premiums of approximately $454,000 and $482,000 were paid by the Company in Fiscal 2001 and Fiscal 2000, respectively, for these policies. As of September 30, 2001 and October 1, 2000, approximately $981,000 and $660,000, respectively, have been capitalized to reflect the cash surrender value of the contracts.

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

         Other Benefit Plans

         The Company provided additional retirement benefits to the union wage employees of the UEP division through a defined contribution savings plan through December 2000. The plan provided for employee contributions and employer matching contributions to employee savings. Employer contributions were at rates per hour ranging generally from $.05 to $.66 based on years of service. The expenses pertaining to this plan amounted to approximately $13,000, $32,000 and $54,000 for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

         In addition, the Company provides a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan covers all eligible salaried and non-union wage employees of the Company. The savings plan allows all eligible employees to defer up to 15% of their income on a pre-tax basis through contributions to the savings plan. For every dollar an employee contributes, the Company may contribute an amount equal to 25% of each participant's before-tax obligation up to 6% of the participant's compensation. Such employer contribution may be made in cash or in Company common stock. The expenses pertaining to this savings plan for continuing operations were approximately $199,000, $111,000 and $63,000 for Fiscal 2001, Fiscal 2000 and Fiscal 1999,
         respectively. During Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company contributed 19,993, 17,206 and 39,344 shares of its common stock with a market value of approximately $124,000, $219,000 and $199,000, respectively, to the savings plan. These contributions included contributions to employees of discontinued operations for UAS in Fiscal 2001 and UAS and HPPI in Fiscal 2000 and Fiscal 1999.

         On August 4, 2000, the Board of Directors of the Company approved a special contribution of Company common stock to the Company's 401(k) savings plan for the plan years ended December 31, 2000 and December 31, 1999. The contribution was made to eligible plan participants employed by the Company and certain of the Company's subsidiaries during Fiscal 2001. The amount of the contribution was approximately $2,235,000 and was made through a re-issuance of 298,612 shares of the Company's common stock from treasury. As of September 30, 2000, approximately $1,698,000 had been accrued and charged to selling and administrative expenses of continuing operations and approximately $459,000 had been accrued and charged to discontinued operations. Of the remaining expense recognized in Fiscal Year 2001, $55,000 was charged to selling and administrative of continuing operations and $23,000 was charged to discontinued operations.

20.      SALE OF THE AUTOMOTIVE DIVISION OF THE COATED FABRICS SEGMENT

         In Fiscal 1999, the Company finalized its sale of the automotive operations of the Coated Fabrics segment in Port Clinton, Ohio to Canadian General-Tower, Limited. The original sale agreement was signed on October 17, 1997 and the closings occurred in stages between October 1997 and July 1999. In connection with the finalization of the sale, the Company recognized a gain of $667,000 in Fiscal 1999.

21.      INCOME (LOSS) PER COMMON SHARE

         For the years ended September 30, 2001, October 1, 2000 and September 26, 1999, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 26,286,148, 24,937,364 and 24,315,992, respectively. Inclusion of stock options to purchase 6,067,219, 5,936,619 and 3,695,060, respectively, shares of common stock at various prices and warrants to purchase 732,790, 735,770 and 1,075,070, respectively, shares of common stock at $2.1875 per share in the calculation of diluted earnings per share would have been antidilutive.

22.      RELATED PARTY TRANSACTIONS

         The Company had an agreement with an investment banking firm, in which one of the Company's directors is a principal, that expired on December 31, 2000. The investment banking firm has provided financial advisory services to the Company for fees of approximately $2,452,000 and $157,000 during Fiscal 2000 and Fiscal 1999, respectively. Of the $2,452,000 incurred in Fiscal 2000, approximately $1,959,000 was paid in connection with the Spartech Sale and $428,000 was paid in connection with the acquisition of Sterling. No fees were paid to this investment banking firm in Fiscal 2001.

         During the fiscal years ended September 30, 2001, October 1, 2000 and September 26, 1999, the Company incurred legal fees of approximately $117,000, $448,000 and $299,000, respectively, with a law firm of which one of the Company's directors is a senior partner. Approximately $164,000 of legal fees incurred in Fiscal 2000 were paid in connection with the acquisition of Sterling and the related common stock registration.

         During Fiscal 2001, the Company incurred legal fees of approximately $530,000 to two other law firms of which two of the Company's directors are partners. During Fiscal 2000, the Company incurred approximately $117,000 of legal fees to one of these firms. No legal fees were paid to either of these firms during Fiscal 1999.

         During Fiscal 2000, the Company paid approximately $17,000 to a relative of one of the Company's executive officers for consulting services. No fees were paid to this relative in Fiscal 2001 or Fiscal 1999.

23.      SEGMENT INFORMATION

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

         The Company's operations are classified into two reportable segments:
         Coated Fabrics and Compound Semiconductor and Optoelectronics. The Coated Fabrics segment manufactures vinyl coated fabric products. The Compound Semiconductor and Optoelectronics segment manufactures wafers, epitaxial wafers, dies and package-ready dies used in high brightness light-emitting diodes (LEDs), power amplification and radio frequency applications.

         The Company's reportable segments are strategic business units that offer different products and are managed separately based on fundamental differences in their operations.

         The Coated Fabrics segment comprises Uniroyal Engineered Products, LLC's operating division, Uniroyal Engineered Products. The Compound Semiconductor and Optoelectronics segment includes Uniroyal Compound Semiconductors, Inc. and its subsidiaries, Uniroyal Optoelectronics, LLC, Sterling Semiconductor, Inc. and NorLux Corp. All other subsidiaries are considered part of the corporate office.

         The Company's assets and operations are located in the United States. The principal markets for the Company's products are in the United States. Export sales to foreign countries, based upon where the products are shipped, were approximately $3,568,000, $3,491,000 and $1,972,000 in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. There were no sales to one customer in Fiscal 2001 and Fiscal 2000 that represented more than 10% of consolidated net sales. Sales to one customer of the Coated Fabrics segment represented approximately 14.5% of consolidated net sales in Fiscal 1999.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before interest and income taxes. Intersegment sales are not significant.

         Segment data for Fiscal 2001, Fiscal 2000 and Fiscal 1999 was as follows (in thousands):

                                                              September 30,      October 1,       September 26,
                                                                   2001             2000              1999
                                                              -------------     -----------       -------------
        Net Sales:
           Coated Fabrics                                      $   27,799       $   33,651         $   42,341
           Compound Semiconductor and Optoelectronics               5,063            3,023                485
                                                               ----------       ----------         ----------
        Total                                                  $   32,862       $   36,674         $   42,826
                                                               ==========       ==========         ==========
        Operating (loss) income:
           Coated Fabrics                                      $     (216)      $      227         $    4,814
           Compound Semiconductor and Optoelectronics             (45,505)         (25,841)            (5,080)
           Corporate                                               (8,560)         (22,882)            (5,102)
                                                               ----------       ----------         ----------
        Total                                                  $  (54,281)      $  (48,496)        $   (5,368)
                                                               ==========       ==========         ==========
        Identifiable assets:
           Coated Fabrics                                      $   18,950       $   20,915         $   23,547
           Compound Semiconductor and Optoelectronics              98,251           74,823             22,474
           Corporate                                               12,958           77,948             45,110
           Discontinued operations                                 14,103           10,832             10,981
                                                               ----------       ----------         ----------
        Total                                                  $  144,262       $  184,518         $  102,112
                                                               ==========       ==========         ==========
        Depreciation and other amortization:
           Coated Fabrics                                      $    1,762       $    1,719         $    1,702
           Compound Semiconductor and Optoelectronics              13,566            4,906                210
           Corporate                                                  409              576                720
                                                               ----------       ----------         ----------
        Total                                                  $   15,737       $    7,201         $    2,632
                                                               ==========       ==========         ==========
         Capital Expenditures:
           Coated Fabrics                                      $      284       $      587         $      535
           Compound Semiconductor and Optoelectronics              28,660           16,613             21,353
           Corporate                                                    -              147                787
           Discontinued operations                                    642           11,700              8,142
                                                               ----------       ----------         ----------
        Total                                                  $   29,586       $   29,047         $   30,817
                                                               ==========       ==========         ==========

         Included in each segment's operating income are the following corporate overhead allocations for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively: $973,000, $1,178,000 and $1,499,000 for the Coated
         Fabrics segment and $1,616,00, $1,207,000 and $875,000 for the Compound Semiconductor and Optoelectronics segment.

         In Fiscal 2001, the amount of loss on assets to be disposed of included in Corporate approximates $703,000. The amount of loss on assets to be disposed of included in the Compound Semiconductors and Optoelectronics segment approximates $686,000. The acquired IPR&D of $250,000 is included in the Compound Semiconductor and Optoelectronics segment. The write-down of goodwill of $9,816,000 is included in the Compound Semiconductor and Optoelectronics segment.

         In Fiscal 2000, the gain on the sale of the preferred stock investment, the provision for uncollectible note receivable, the write-down of the technology license and $1,116,000 of the loss on assets to be disposed of (related to the real property) are included in Corporate. The acquired IPR&D is included in the Compound Semiconductor and Optoelectronics segment and $657,000 of the loss on assets to be disposed of (relating to machinery and equipment) is included in the Coated Fabrics segment.

         In Fiscal 1999, the gain on the sale of preferred stock is included in Corporate, and the gain on the sale of the automotive coated fabrics division is included in the Coated Fabrics segment.

24.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (in thousands):

                                          First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                          -------------     --------------     -------------     --------------
         Fiscal 2001
         -----------
         Net sales                          $     7,824       $     8,822       $     8,153         $     8,063

         Gross profit                             1,400             1,148               556                 549

         Net loss                           $    (4,862)           (5,901)(1)        (6,130)(2)         (34,942)(3)

         Basic loss per share               $     (0.19)      $     (0.23)      $     (0.23)        $     (1.28)

         Diluted loss per share             $     (0.19)      $     (0.23)      $     (0.23)        $     (1.28)

         (1) Includes the following unusual adjustment:
               o loss on assets to be disposed of of approximately $492,000 (net of tax).

         (2) Includes the following unusual adjustment:
               o loss on assets to be disposed of of approximately $316,000 (net of tax).

         (3) Includes the following unusual adjustments:
               o write-down of goodwill of approximately $9,816,000 for which there is no tax effect;
               o  establishment of a deferred tax
                  asset valuation allowance of approximately $17,870,000;
               o write-off of purchased in-process research and development of approximately $157,000 (net of tax);
               o loss on assets to be disposed of of approximately $59,000 (net of tax); and
               o loss of approximately $522,000 (net of taxes) resulting from the finalization of the HPPI purchase price.


         Fiscal 2000                      First Quarter    Second Quarter     Third Quarter     Fourth Quarter
         -----------                      -------------    --------------     -------------     --------------

         Net sales                          $    9,319        $    9,490        $    8,842          $   9,023

         Gross profit                            2,517             1,711             2,060              1,403

         Net income (loss)                       2,420            60,225 (1)        (1,827)           (14,131) (2)

         Basic earnings (loss) per
           share                            $     0.10        $     2.44        $    (0.07)         $   (0.54)

         Diluted earnings (loss)
           per share                        $     0.09        $     2.08        $    (0.07)         $   (0.54)

         (1) Includes the following unusual adjustments:
               o gain of approximately $57,118,000 (net of tax) related to the sale of HPPI;
               o incentive payments and benefit costs to and for officers and directors related to the achievement of certain strategic initiatives of approximately $3,324,000 (net of tax);
               o provision for an uncollectible note receivable of approximately $3,286,000 (net of tax);
               o loss on assets to be disposed of of approximately $1,356,000 (net of tax); and
               o tax benefit of approximately $13,702,000 related to the utilization of a capital loss carryforward.

         (2) Includes the following unusual adjustments:
               o reduction in the selling price of HPPI of approximately $1,297,000 (net of tax);
               o write-off of purchased in-process research and development of $6,590,000 for which there is no tax effect;
               o write-off of approximately $2,440,000 (net of tax) related to the technology license; and
               o accrual of approximately $1,316,000 (net of tax) related to a special contribution to the Company's 401(k) plan.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Uniroyal Technology Corporation

We have audited the consolidated balance sheets of Uniroyal Technology Corporation and subsidiaries (the "Company") as of September 30, 2001, and October 1, 2000, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for the years ended September 30, 2001, October 1, 2000, and September 26, 1999, and have issued our report thereon dated December 21, 2001 (included in this Form 10-K and which report is unqualified and contains an explanatory paragraph regarding the Company's ability to continue as a going concern). Our audits also included the accompanying consolidated financial statement schedule listed in
Item 14 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
December 21, 2001

                                                                                                                      SCHEDULE II


                                            UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARY
                                                   VALUATION AND QUALIFYING ACCOUNTS
                                                            (in thousands)



                                              COLUMN A       COLUMN B         COLUMN C         COLUMN D          COLUMN E
                                             ----------    ------------       ---------       ---------         ---------
                                                              CHARGED         ADDITIONS
                                              BALANCE AT    (CREDITED)TO       CHARGED                            BALANCE
                                              BEGINNING      COSTS AND         TO OTHER                          AT END OF
           DESCRIPTION                        OF PERIOD      EXPENSES           ACCTS.         DEDUCTION           PERIOD
   -------------------------------            ---------     -----------       ---------        ---------        ----------
  Allowance for Doubtful Accounts:                                              (a)             (b)
    Year ended September 30, 2001             $      75      $     187        $       -        $    (101)       $     161
                                              =========      =========        =========        =========        =========

    Year ended October 1, 2000                $      24      $      109       $       5        $     (63)       $      75
                                              =========      ==========       =========        =========        =========

    Year ended September 26, 1999             $      23      $        -       $       2        $      (1)       $      24
                                              =========      ==========       =========        =========        =========
  Allowance for Customer Claims:

    Year ended September 30, 2001             $     364      $      233       $       -        $    (388)       $     209
                                              =========      ==========       =========        =========        =========

    Year ended October 1, 2000                $     651      $      911       $       -        $  (1,198)       $     364
                                              =========      ==========       =========        =========        =========

    Year ended September 26, 1999             $     888      $    3,280       $       -        $  (3,517)       $     651
                                              =========      ==========       =========        =========        =========
  Inventory Reserves:

    Year ended September 30, 2001             $     779      $    1,255       $       -        $    (665)       $   1,369
                                              =========      ==========       =========        =========        =========

    Year ended October 1, 2000                $     718      $      537       $      50        $    (526)       $     779
                                              =========      ==========       =========        =========        =========

    Year ended September 26, 1999             $   1,977      $      224       $       -        $  (1,483)       $     718
                                              =========      ==========       =========        =========        =========
  Deferred Tax Valuation Allowance:

    Year ended September 30, 2001             $       -      $   17,870       $       -        $       -        $  17,870
                                              =========      ==========       =========        =========        =========

    Year ended October 1, 2000                $  13,702      $  (13,702)      $       -        $       -        $       -
                                              =========      ==========       =========        =========        =========

    Year ended September 26, 1999             $       -      $   13,702       $       -        $       -        $  13,702
                                              =========      ==========       =========        =========        =========

(a) Represents recovery of amounts previously written-off and reserves established upon business acquisitions.

(b) Includes write-off of uncollectible accounts, customer returns and the write-off of obsolete inventory.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  December 27, 2001
                                        By: /s/ Howard R. Curd
                                         ---------------------------------------
                                         Howard R. Curd, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Robert L. Soran                                    /s/ Howard F. Curd
-------------------------------------------------      ------------------------
Robert L. Soran, Director, President and               Howard F. Curd, Director
Chief Operating Officer                                Date:  December 27, 2001
Date:  December 27, 2001




/s/ George J. Zulanas, Jr.                             /s/ Curtis L. Mack
-------------------------------------------------      ------------------------
George J. Zulanas, Jr., Executive Vice President,      Curtis L. Mack, Director
Treasurer and  Chief Financial Officer                 Date:  December 27, 2001
Date:  December 27, 2001



/s/ Howard R. Curd                                     /s/ Roland H. Meyer
-------------------------------------------------      -------------------------
Howard R. Curd, Director, Chairman of the Board        Roland H. Meyer, Director
and Chief Executive Officer                            Date:  December 27, 2001
Date:  December 27, 2001




/s/ Peter C. B. Bynoe                                   /s/ John A. Porter
------------------------------------------------        ------------------------
Peter C. B. Bynoe, Director                             John A. Porter, Director
Date:  December 27, 2001                                Date:  December 27, 2001




/s/ Thomas E. Constance
------------------------------------------------
Thomas E. Constance, Director
Date:  December 27, 2001

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





/s/ Howard R. Curd                                  /s/ Peter C. B. Bynoe
-----------------------------------------------     --------------------------
Howard R. Curd, Director, Chairman of the Board     Peter C.B. Bynoe, Director
and Chief Executive Officer                         Date:  December 27, 2001
Date:  December 27, 2001



/s/ Robert L. Soran                                /s/ Thomas E. Constance
-----------------------------------------------    -----------------------------
Robert L. Soran, Director, President and Chief     Thomas E. Constance, Director
Operating Officer                                  Date:  December 27, 2001
Date:  December 27, 2001



                                                   /s/ Howard F. Curd
                                                   ------------------------
                                                   Howard F. Curd, Director
                                                   Date:  December 27, 2001




                                                   /s/ Curtis L. Mack
                                                   ------------------------
                                                   Curtis L. Mack, Director
                                                   Date: December 27, 2001




                                                  /s/ Roland H. Meyer
                                                  -------------------------
                                                  Roland H. Meyer, Director
                                                  Date:  December 27, 2001




                                                 /s/ John A. Porter
                                                 ------------------------
                                                 John A. Porter, Director
                                                 Date:  December 27, 2001