Form 10-K/A
period 2001-09-30
UNIROYAL TECHNOLOGY CORP
filed 2002-01-28
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

(Mark One)
[  X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2001

                                       OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from ______   to   ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (29,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for this purpose that all directors and officers of the registrant and all holders of 5% or more of the common stock of the registrant are affiliates) was approximately $51,839,000 based on the closing price for the stock on December 31, 2001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes   X    No _____


As of December 31, 2001, 27,885,893 shares of the registrant's common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                 AMENDMENT NO. 1
                            TO THE FORM 10-K FILED BY
                       UNIROYAL TECHNOLOGY CORPORATION ON
                                DECEMBER 31, 2001


The following items were omitted from the Form 10-K filed by Uniroyal Technology Corporation (the "Company") on December 31, 2001, and such Form 10-K is hereby amended to include Part III as set forth below.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Company

   =================================================================================================
                                                                                           DIRECTOR
   NOMINEE                         AGE                        POSITION                      SINCE
   =================================================================================================
   Peter C.B. Bynoe                50                         Director                          1992

   Thomas E. Constance             65                         Director                          1998

   Howard R. Curd                  62      Chairman of the Board, Chief Executive Officer       1992
                                                            and Director

   Curtis L. Mack                  59                         Director                          1992

   Roland H. Meyer                 74                         Director                          1992

   John A. Porter                  58                         Director                          1994

   Robert L. Soran                 58     President, Chief Operating Officer and Director       1993
   =================================================================================================

         Peter C.B. Bynoe is Chairman of the Audit Committee and a member of the Executive Committee of the Board of Directors. Mr. Bynoe is Chairman of Telemat Ltd., a project management and financial services consulting firm he founded. He is also a partner in the law firm of Piper Marbury Rudnick & Wolfe. Mr. Bynoe also formerly served as the Executive Director of the Illinois Sports Facilities Authority, a joint venture of the City of Chicago and the State of Illinois created to build a new Comiskey Park for the Chicago White Sox. Mr. Bynoe was formerly the co-owner and Managing General Partner of the National Basketball Association's Denver Nuggets. Mr. Bynoe was an Overseer of Harvard University until June 2001.

         Thomas E. Constance is a member of the Audit, Compensation, Option, Trust Fund and Executive Committees of the Board of Directors. Mr. Constance is Chairman and partner of Kramer, Levin, Naftalis & Frankel, a law firm in New York City. He was a partner of Shea & Gould from 1971 to 1994 and served as Chairman of the Executive Committee of that firm. Mr. Constance serves as a Trustee of the M.D. Sass Foundation and St. Vincent's Services. He also serves on the Advisory Board of Barrington Capital, L.P. and serves as a director of the Kroll, Inc. and Siga Technologies, Inc.

         Howard R. Curd was appointed Chief Executive Officer of the Company as of September 21, 1992. Mr. Curd is also a member of the Executive Committee of the Board of Directors. Mr. Curd is also a director of KeySpan Energy Corporation.

         Curtis L. Mack is Chairman of the Trust Funds Committee and a member of the Executive Committee of the Board of Directors. An attorney specializing in labor law, Mr. Mack is a partner in the law firm of McGuireWoods LLP. Mr. Mack was formerly a partner in Mack, Haygood & McLean, a law firm based in Atlanta, Georgia, from 1994 to 1999 and was before that a partner in Mack & Bernstein, a law firm based in Atlanta, Georgia, from 1983 to 1994. Mr. Mack taught labor and employment law at the University of Florida Law School in 1973-1974; he was General Counsel of the Florida Public Employees Relations Commission from 1974 to 1975, and he was Chairman of the Commission from 1975 to 1976; from 1976 to 1981 he was Regional Director of the National Labor Relations Board in Atlanta, Georgia. Presently Mr. Mack is an adjunct professor at the University of Michigan Law School, and also serves on the Advisory Board to the School of Social Science at Michigan State University. Mr. Mack has served as Special Assistant Attorney General for the State of Georgia since 1989 and as Chairman of the Human Relations Commission of the City of Atlanta since 1989.

         Roland H. Meyer is Chairman of the Compensation Committee and the Option Committee and a member of the Executive Committee of the Board of Directors. Mr. Meyer was elected Vice Chairman of American National Can Company, a leading manufacturer of metal, glass and plastic packaging products, in 1987. He was elected Chief Operating Officer of American National Can in 1988 and President in 1989. Mr. Meyer served as President and Chief Operating Officer of American National Can until his retirement in June 1992. Mr. Meyer was a director of Allied Van Lines from 1987 to 1992 and was a director and Vice Chairman of the Can Manufacturers Institute, Inc. from 1985 to 1994. Mr. Meyer was a director of American National Can and a member of American National Can's Executive Committee from 1984 to 2000. Mr. Meyer also served for various periods as a director of certain subsidiaries of American National Can. Mr. Meyer was also a director, Vice Chairman and Chairman of the Executive Committee of First Commercial Bank of Tampa from 1988 to 2001 and is a director of the Catholic Education Foundation, Inc. of the Diocese of St. Petersburg, Florida.

         John A. Porter is a member of the Audit and Executive Committees of the Board of Directors. Mr. Porter was formerly a director of WorldCom Inc., one of the largest telecommunications companies in the United States. He was Chairman of the Board of Directors of LDDS Communications, Inc. ("LDDS") from 1988 until its merger with Metromedia Communications in 1993 and was Vice Chairman of the Board from 1993 to 1997. He served as President and Chief Executive Officer of Telephone Management Corporation from 1987 until it was acquired by LDDS in August 1988. Mr. Porter is a former director of Inktomi Corporation. Mr. Porter also serves as Chairman of the Board of Directors of TelTek, Inc, a holding company that currently holds all of the stock of Phillips & Brooks/Gladwin, Inc., an equipment manufacturer for deregulated electrical and telecommunications markets, and Industrial Electric Manufacturing Inc., a manufacturer of electrical power distribution products.

         Robert L. Soran was elected President and Chief Operating Officer of the Company as of September 21, 1992. Mr. Soran is also a member of the Executive Committee of the Board of Directors. Mr. Soran was President and Chief Executive Officer of Tropicana Products Inc., a fruit beverage processor ("Tropicana"), from 1986 until September 1991. Mr. Soran is a trustee of the University of South Florida.

Executive Officers of the Company

         Officers of the Company are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders or until their respective successors have been duly elected and qualified. Any officer of the Company may be removed, pursuant to the Company's By-Laws, with or without cause, by a vote of a majority of the entire Board of Directors. The following table sets forth the name, age and position of each executive officer of the
Company:

======================================================================================================
           NAME                AGE                                  POSITION
======================================================================================================

Howard R. Curd                  62     Chairman of the Board of Directors and Chief Executive Officer

Robert L. Soran                 58     Director, President and Chief Operating Officer

George J. Zulanas, Jr.          57     Executive Vice President, Chief Financial Officer and Treasurer

Oliver J. Janney                55     Executive Vice President, General Counsel and Secretary

Martin J. Gutfreund             60     Vice President, Human Resources and Administration



         The business experience of Messrs. Curd and Soran is described above under "Directors of the Company."

         Messrs. Zulanas, Janney and Gutfreund were elected to the positions set forth above as of September 21, 1992, except that Messrs. Zulanas and Janney were elected to the office of Executive Vice President on March 10, 2000.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "S.E.C.") and the Nasdaq National Market. Officers, directors and beneficial owners of more than ten percent of the Company's common stock, $.01 par value per share ("Common Stock"), are required by S.E.C. regulations to furnish the Company with copies of all reports that they file with the S.E.C. pursuant to Section 16(a) of the Exchange Act. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2001 its officers, directors and beneficial owners of more than ten percent of the Common Stock complied with all applicable Section 16(a) filing requirements, except that each of Messrs. Howard
R. Curd and Soran filed late one Statement of Changes in Beneficial Ownership on Form 4, and each of Messrs. Soran and Gutfreund filed late an Annual Statement of Changes in Beneficial Ownership.

Item 11.  Executive Compensation

Compensation of Directors

         Each director who is not an officer of the Company receives an annual fee (the "Annual Retainer Fee") of $25,000, plus $1,000 for each meeting of the Board of Directors attended, $2,500 per annum for service on a committee (except the chairman of a committee, who receives $3,000 per annum) (the "Committee Retainer Fees") and $500 to $1,000 for each committee meeting attended, depending upon whether the committee meeting is held in conjunction with a meeting of the Board of Directors, independent of a meeting of the Board of Directors or by teleconference. Each director receives reimbursement of his expenses incurred in attending each meeting of the Board of Directors or of a committee.

         Directors who are not officers of the Company may elect to apply up to the entire amount of their Annual Retainer Fees and Committee Retainer Fees in exchange for options to purchase Common Stock pursuant to the 1992 Non-Qualified Stock Option Plan (the "1992 Non-Qualified Plan"). The 1992 Non-Qualified Plan provides that Common Stock underlying each option issued pursuant to such Plan may be purchased for 100% of the market price of the Common Stock on the date of grant. Although the amount of the Annual Retainer Fee and Committee Retainer Fees is initially paid for the option, such amount also constitutes 50% of the consideration payable for the underlying Common Stock. When the Director exercises the option, the additional 50% of the purchase price of the Common Stock must be paid in cash by the Director. If the Director does not timely exercise the option to purchase the Common Stock, the Annual Retainer Fee and Committee Retainer Fees applied to acquire the option will be forfeited by the Director. In addition, each director of the Company has received options to purchase shares of Common Stock under the 1995 Non-Qualified Stock Option Plan. No director who is not an officer of the Company may receive options to purchase more than an aggregate of 60,000 shares of Common Stock in any calendar year under all of the Company's stock option plans.

Compensation Committee Interlocks and Insider Participation

         No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                       COMPENSATION OF EXECUTIVE OFFICERS
          Report of the Compensation Committee and the Option Committee

Roles of the Compensation and Option Committees

         The Compensation Committee is responsible for administering the compensation program for the executive officers of the Company, and the Option Committee administers the Company's stock option plans and the 2000 Stock Plan.

Compensation Philosophy

         The Company's compensation philosophy with respect to the compensation of the Company's executive officers consists of the following core principles:

     o Base salary should be competitive in order to attract, retain and motivate well-qualified executives.

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

         Base Salary. Base salary and adjustments to base salary are set by employment agreements with Messrs. Curd, Soran, Zulanas and Janney. The base salaries for executive officers are targeted at the upper quartiles of the competitive market. For this purpose, the Compensation Committee reviews and considers the salary ranges of executive officers in comparable positions at companies comparable to the Company in various industries. The Compensation Committee's practice is to review the base salary of each executive officer annually, at which time the executive officer's base salary may be increased beyond the contractually mandated incremental increases based upon the executive officer's individual performance and contributions to the Company. The Committee has not made any such increase in the past. To meet the Company's cash and profit objectives, the salaries of the executive officers were reduced by 10% - 25% effective October 16, 2001.

         Annual Bonus. The Company's executive officers, as well as a number of other key employees of the Company, are eligible for an annual cash bonus pursuant to the Company's Management Incentive Plan (the "MIP"). Target annual bonus amounts for the executive officers are established at the beginning of the fiscal year by the Compensation Committee. For this purpose, the Compensation Committee reviews and considers bonus amounts awarded to officers of companies in comparable positions in various industries comparable in size to the Company and also considers Company performance and the achievement of each executive officer in his area of responsibility and the resulting contribution to overall corporate performance. Total payments into the MIP Plan for all participants, including executive officers, were approximately $1,955,000 for fiscal 1999, approximately $2,365,591 for fiscal 2000, and approximately $96,000 for fiscal 2001. No executive officer received any payment under the MIP for fiscal 2001. Under the MIP the Compensation Committee has discretion to adjust an individual's actual bonus payment from the amount that would otherwise be payable under the formula, subject to approval by the full Board of Directors.

         Long-Term Incentives. The executive officers of the Company and other current members of management and other key employees and all employees at the Company's headquarters and the Company's Compound Semiconductor and Optoelectronics segment have been granted and currently hold stock options pursuant to the Company's stock option plans. The Company's stock option plans are intended to provide opportunities for stock ownership by management and other key employees, which will increase their proprietary interest in the Company and, consequently, their identification with the interests of the stockholders of the Company. In addition, the executive officers have purchased stock on their own as a demonstration of their commitment to the Company. Stock options granted under the Company's stock option plans have exercise prices equal to the fair market value of the Company's Common Stock on the dates of grant. The stock options have terms ranging from three to ten years. A deferred compensation plan was instituted for the executive officers in fiscal 1995; this improves the Company's short-term cash flow. A split-dollar life insurance plan was also instituted, to facilitate executive officers' saving for retirement; this plan was revised in March 2000, so that each participant may purchase for a nominal sum the paid-up policy at retirement or such earlier date on which benefits would be payable. At the same time the Board of Directors amended the Deferred Compensation Plan to reduce the rate of interest paid by the Company on balances held under the plan. Effective October 1, 1998, the Board of Directors approved a defined contribution retirement plan to provide benefits for certain executives for ten years after their retirement; benefits under such plan are conditional on an executive's being employed by the Company until retirement; in March 2000 the Board of Directors approved an additional ten years of paid-up benefits. On March 10, 2000, the stockholders approved a stock grant plan for directors and key employees, including the executive officers; three grants were made under the plan in fiscal 2001 for an aggregate of 8,641 shares. To meet the Company's cash and profit objectives, the split-dollar life insurance plan and the defined contribution retirement plan were terminated on December 28, 2001.

         Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally disallows a tax deduction to publicly held companies for compensation to the chief executive officer and the four other most highly compensated executive officers to the extent that it exceeds $1 million per covered officer in any fiscal year. Certain exceptions are provided for non-discretionary, performance-related compensation. The Compensation Committee will review the effects of Section 162(m), from time to time, as it reviews changes in the compensation arrangements, to the extent it deems appropriate. The Compensation Committee may recommend payments that are not deductible when it considers them in the best interests of the Company and its stockholders. No such payments were made for fiscal 2001.

Chief Executive Officer's Performance

         The Compensation Committee has reviewed the compensation of the Chief Executive Officer and has found the level appropriate in comparison with persons holding similar positions in comparable companies and in light of favorable developments at the Company during fiscal 2001, including continuation of the transition of the Company from traditional manufacturing operations to compound semiconductor products through the sale of the assets of the Specialty Adhesives segment of the Company, the recruitment of a new President and Vice President, Sales and Marketing of its optoelectronics business, the buyout of Emcore Corporation's joint venture interest in Uniroyal Optoelectronics, LLC, the recruitment of additional world class scientists for Sterling Semiconductor, the construction of an epitaxial facility for Sterling Semiconductor in Tampa, Florida and the continued reduction in corporate overhead costs. The Compensation Committee believes that the Chief Executive Officer is being appropriately compensated in a manner that relates to the performance of the Company.

Compensation Committee              Option Committee
- -------------------------           -------------------------
ROLAND H. MEYER, CHAIRMAN           ROLAND H. MEYER, CHAIRMAN
THOMAS E. CONSTANCE                 THOMAS E. CONSTANCE

                           Summary Compensation Table

         The following table sets forth the cash and other compensation paid by the Company in respect of the fiscal year ended September 30, 2001, to the Chief Executive Officer and the other four most highly compensated officers of the Company. Certain of the executive officers of the Company also received certain other compensation, including automobile allowances. The amount of such other compensation received by each of these officers was less than the lesser of $50,000 or 10% of his respective cash compensation as set forth in the Salary and Bonus columns of this table.

=============================================================================================  =========================
                                                                                                       LONG-TERM
                                    ANNUAL COMPENSATION                                               COMPENSATION
                                                                                                         AWARDS
=============================================================================================  =========================

                                  Fiscal        Salary          Bonus        Other Annual      Restricted     Securities
   Name/Principal Position         Year           ($)            ($)         Compensation         Stock       Underlying
                                                                                 ($)              Awards        Options
===============================   =======       =======       ========       ============       =========     ==========

 Howard R. Curd                     2001        592,553             0                 0          36,355        487,991
   Chairman of the Board &          2000        571,939       400,357         1,637,039 1             0        773,106
   Chief Executive Officer          1999        559,373       500,000             9,639               0         17,500
- -------------------------------     ----        -------       -------         ----------         ------        -------

 Robert L. Soran                    2001        487,318             0                 0               0        439,186
   President & Chief                2000        470,364       329,255         1,308,119 2             0        701,484
   Operating Officer                1999        460,030       400,000             5,205               0         17,500
- -------------------------------     ----        -------       -------         ---------          ------        -------

 George J. Zulanas, Jr.             2001        258,496             0                 0               0        244,936
   Executive Vice President,        2000        244,625       171,237           740,145 3             0        394,864
   Chief Financial Officer &        1999        232,936       180,000             4,279               0              0
   Treasurer
- -------------------------------     ----        -------       -------         ---------          ------        -------

 Oliver J. Janney                   2001        253,251             0                 0               0        162,666
   Executive Vice President,        2000        239,121       517,385           330,709 4             0        343,242
   General Counsel &                1999        227,686       175,000             2,945               0              0
   Secretary
- -------------------------------     ----        -------       -------         ---------          ------        -------

 Martin J. Gutfreund                2001        143,922             0                 0               0        106,491
   Vice President,                  2000        139,030       194,642           453,570 5             0         65,000
   Human Resources                  1999        135,976        95,014             3,012               0              0
   and Administration
===============================     ====        =======       =======         =========          ======        =======

1 Includes commission of $1,633,100.

2 Includes commission of $1,305,992.

3 Includes commission of $738,397.

4 Includes funding of supplemental retirement benefits in the amount of $329,505.

5 Includes funding of supplemental retirement benefits in the amount of $452,345.

           Compensation Pursuant to Other Programs; Stock Option Plan

         In addition to the salary administration program and MIP, in order to retain and attract quality management, the Company maintains a compensation program that includes stock option plans, a stock grant plan and benefit programs such as disability and health insurance and death benefits. Stock options for key employees are granted by the Option Committee, and the Compensation Committee reviews the other benefit programs. The Option Committee has delegated to Messrs. Howard R. Curd and Soran, acting as a subcommittee of the Board of Directors, the authority to grant limited stock options to key employees other than executive officers.

         The options granted in the last fiscal year to the Chief Executive Officer and the four most highly compensated executive officers of the Company other than the Chief Executive Officer are set forth in the following table:

                        OPTION GRANTS IN LAST FISCAL YEAR

     ===================================================================================     ==================================

                         Individual Grants                                                   Potential Realizable Value at
                                                                                             Assumed Annual Rates of Stock
                                                                                             Price Appreciation for Option Term
     ===================================================================================     ==================================
                              Number of        % of Total       Exercise      Expiration          5%                10%
                              Securities        Options           Price         Date             ($)                ($)
           Name               Underlying       Granted to       ($/Share)
                               Options        Employees in
                               Granted        Fiscal Year
     =======================  ==========     ==============    ===========    ===========    ==============      ===========
     Howard R. Curd            487,991            24%               8.00         6/13/11         2,455,159        6,221,856
                                35,000             2%               9.02         4/16/04           198,542          503,144
     -----------------------   -------            ---               ----        --------         ---------       ----------
     Robert L. Soran           439,186            22%               8.00         6/13/11         2,209,614        5,599,595
                                35,000             2%               9.02         4/16/04           198,542          503,144
     ----------------------    -------            ---               ----         -------         ---------       ---------
     George J. Zulanas, Jr.    244,936            12%               8.00         6/13/11         1,232,311        3,122,919

     ----------------------    -------            ---               ----         -------         ---------       ----------
     Oliver J. Janney          162,666             8%               8.00         6/13/11           818,398        2,073,982

     ----------------------    -------            ---               ----         -------         ---------       ----------
     Martin J. Gutfreund       106,491             5%               8.00         6/13/11           535,773        1,357,754

     ======================    =======            ===               ====        ========         =========       ==========

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

     ============================================   =================================   ================================

                                                    Number of Securities Underlying         Value of Unexercised
                          Shares                         Unexercised Options at            In-the-Money Options at
           Name        Acquired in       Value             September 30, 2001              September 30, 2001 (1)
                       Exercise (#)    Realized                                                     ($)
                                          ($)       ================================    ================================

                                                     Exercisable      Unexercisable     Exercisable       Unexercisable

     ================= ============    ==========    ============      ==============    ===========      ==============

     Howard R. Curd      680,776         183,588       167,951           911,880          104,540               0

     -----------------   -------         -------       -------           -------          -------               -
     Robert L. Soran     613,832         162,591       544,915           823,075          614,311               0

     -----------------   -------         -------       -------           -------          -------               -
     George J.
       Zulanas, Jr.      336,944         171,681       216,051           453,825          241,727               0
     -----------------   -------         -------       -------           -------          -------               -
     Oliver J. Janney    270,002          71,305       134,953           351,155          118,913               0

     -----------------   -------         -------       -------           -------          -------               -
     Martin J.
       Gutfreund          24,318          60,875       153,434           155,101          167,396               0
     -----------------   -------         -------       -------           -------          -------               -


       1 The values are based on the closing price of the Common Stock on the Nasdaq National Market on September 30, 2001, which was $3.14 per share.


Agreements with Executives

         Mr. Howard R. Curd, Chairman of the Board and Chief Executive Officer of the Company, is employed pursuant to an agreement which was amended and restated as of April 25, 1995. The agreement provides for a base salary of $480,300. Mr. Curd's base salary is subject to adjustment annually during the term of the agreement based on changes in the U.S. Consumer Price Index for all Urban Consumers, U.S. City Average (the "CPI"). Pursuant to this provision, Mr. Curd's base salary was increased by 2.7% effective September 1, 2001. Mr. Curd is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year. Mr. Curd's employment agreement provides for a three-year base term subject to automatic one-year extensions on each anniversary date of the agreement unless such agreement is terminated by either party. In addition, Mr. Curd is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to two years' salary as severance upon termination of his employment by the Company.

         Mr. Soran, President and Chief Operating Officer of the Company, is employed pursuant to an agreement which was amended and restated as of April 25, 1995. The agreement is for a two-year term subject to automatic annual one-year extensions on each anniversary date of the agreement unless such agreement is terminated by either party. Mr. Soran's employment agreement provides for a base salary of $395,000. Mr. Soran's base salary is subject to adjustment annually during the term of the agreement based on changes in the CPI. Pursuant to this provision, Mr. Soran's base salary was increased by 2.7%, effective September 1, 2001. Mr. Soran is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year, as determined by the Board of Directors. In addition, Mr. Soran is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to one year's salary as severance upon termination of his employment by the Company.

         Mr. Zulanas, Executive Vice President, Treasurer and Chief Financial Officer of the Company, is employed pursuant to an agreement which was amended and restated as of April 25, 1995. The agreement is for a two-year term subject to annual one-year automatic extensions on each anniversary date of the agreement unless such agreement is terminated by either party. Mr. Zulanas' employment agreement provides for a base salary of $200,000. Mr. Zulanas' base salary is subject to adjustment annually during the term of the agreement based on changes in the CPI. Pursuant to this provision, Mr. Zulanas' base salary was increased by 2.7%, effective September 1, 2001. Mr. Zulanas is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year, as determined by the Board of Directors. In addition, Mr. Zulanas is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to one year's salary as severance upon termination of his employment by the Company.

         Mr. Janney, Executive Vice President, Secretary and General Counsel of the Company, is employed pursuant to an agreement which was amended and restated as of April 25, 1995. The agreement provides for a base salary of $195,500. Mr. Janney's base salary is subject to adjustment annually during the term of the agreement based on changes in the CPI. Pursuant to this provision, Mr. Janney's base salary was increased by 2.7%, effective September 1, 2001. Mr. Janney is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year. Mr. Janney's employment agreement provides for a two-year base term subject to automatic one-year extensions on each anniversary date of the agreement unless such agreement is terminated by either party. In addition, Mr. Janney is entitled to receive his base salary for the balance of the term of the agreement plus an amount equal to one year's salary as severance upon termination of his employment by the Company.

STOCK PERFORMANCE GRAPH

         Because the Company is making the transition from a manufacturer of specialty chemical products to a manufacturer of compound semiconductor products, the Company believes that the S&P Chemicals (Specialty) Index no longer provides a meaningful comparison. Accordingly, this year the Company is changing to the Nasdaq Electronic Components Index. In order to provide a transition, the Company is setting forth below a Stock Performance Graph using the S&P 500 Index and the S&P Chemicals (Specialty) - 500 Index, as presented in previous proxy statements, and also a Stock Performance Graph using the Nasdaq Stock Market Index and the Nasdaq Electronic Components Index, which are more closely related to the Company's present and anticipated future businesses.

         The following graph is a comparison of the five-year cumulative total return on the Common Stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Standard & Poor's Specialty Chemicals Index. This comparison assumes that $100 was invested on October 1, 1996 in the Company's Common Stock. The Company did not declare or pay any cash dividends during the comparison period. The figures for periods prior to April 5, 2000 have been adjusted to reflect the 100% stock dividend paid on such date.

                    COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL
                              RETURN AMONG UNIROYAL
                          TECHNOLOGY CORPORATION COMMON
                          STOCK, THE S&P 500 INDEX AND
                                THE S&P CHEMICALS
                             (SPECIALTY)-500 INDEX.

             Source:  Standard & Poor's


             ==================================================================================================
                                                             ANNUAL RETURN PERCENTAGE
                                                                   Years Ending
             ==================================================================================================
             Company/Index              Sep97         Sep98           Sep99          Sep00          Sep01
             ==================================================================================================
             Uniroyal Technology
               Corp                      48.00        100.00           5.41          207.69         -79.07

             S&P 500 Index               40.45          9.05          27.80           13.28         -26.62

             Chemicals (Specialty)
             - 500                       12.97        -21.36          21.10          -21.59           5.51

             ==================================================================================================
                                  Base Period                       INDEXED RETURNS
                                                                      Years Ending
             ==================================================================================================
             Company /
               Index                  Sep96       Sep97         Sep98         Sep99         Sep00        Sep01
             ==================================================================================================
             Uniroyal Technology
               Corp                   100.00      148.00       296.00        312.00         960.00       200.96

             S&P 500 Index            100.00      140.45       153.15        195.74         221.74       162.71

             Chemicals
              (Specialty) -
               500                    100.00      112.97        88.84        107.59          84.36        89.01


         The following graph is a comparison of the five-year cumulative total return of the Company's Common Stock with the cumulative total return on the Nasdaq Stock Market Index and the Nasdaq Electronic Components Index. This comparison assumes that $100 was invested on October 1, 1996 in the Company's Common Stock. The Company did not declare or pay any cash dividends during the comparison period. The figures for periods prior to April 5, 2000 have been adjusted to reflect the 100% stock dividend paid on such date.

                  COMPARISON OF THE FIVE-YEAR CUMULATIVE TOTAL
                        RETURN AMONG UNIROYAL TECHNOLOGY
                          CORPORATION COMMON STOCK, THE
                        NASDAQ STOCK MARKET INDEX AND THE
                          NASDAQ ELECTRONIC COMPONENTS
                                     INDEX.

    =====================================================================================================
                                                CUMULATIVE TOTAL RETURN
    =====================================================================================================

    Company / Index               Sep97           Sep 98           Sep99           Sep00           Sep01
    =====================================================================================================
    Uniroyal Technology
      Corp                        148.00          296.00           312.00          960.00          200.96

    Nasdaq US                     137.27          139.44           227.82          302.47          123.64

    Nasdaq Electronic
      Components Stocks           175.88          140.02           284.57          500.48          140.88



Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of November 30, 2001, by (a) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (b) all directors and nominees, (c) the Chief Executive Officer and the other four most highly compensated executive officers of the Company and
(d) all directors and executive officers of the Company as a group:

                              At November 30, 2001

NAME AND ADDRESS OF BENEFICIAL OWNER (1)              NUMBER OF SHARES OWNED (2)        PERCENT OF CLASS (3)
- ------------------------------------                  ----------------------            ----------------

Dr. Thomas J. Russell                                         3,578,410                      12.84%
     Two N. Tamiami Trail, Suite 1200
     Sarasota, Florida 34236

Emcore Corporation                                            1,984,110                       7.12%
     145 Belmont Drive
     Somerset, New Jersey 08873

Howard R. Curd                                                3,296,409 (4)                  11.52%
Robert L. Soran                                               1,657,746 (5)                   3.77%
John A. Porter                                                1,057,799 (6)                   5.76%
George J. Zulanas, Jr.                                        1,057,268 (7)                   3.74%
Oliver J. Janney                                                657,579 (8)                   2.33%
Howard F. Curd                                                  452,500                       1.77%
Roland H. Meyer                                                 495,576 (9)                   1.62%
Martin J. Gutfreund                                             342,315 (10)                  1.22%
Peter C.B. Bynoe                                                142,461 (11)                   (12)
Thomas E. Constance                                             123,564 (13)                   (12)
Curtis L. Mack                                                  176,824 (14)                   (12)

All directors and executive officers
   of the Company as a group                                  9,460,041 (15)


         1 The address for all directors and executive officers is c/o the Company, Two North Tamiami Trail, Suite 900, Sarasota, Florida 34236.

         2 Information contained in the table reflects "beneficial ownership" as defined in Rule 13d-3 under the Securities Exchange Act of 1934. This table is based on information supplied by directors, officers and beneficial owners of ten percent or more of the Common Stock, Forms 13D and 13G filed with the Securities and Exchange Commission by beneficial owners of 5% or more of the Common Stock and information published by the Nasdaq National Market. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

         3 Applicable percentages are based on 27,867,742 shares of Common Stock outstanding, plus, for each person or group, shares issuable pursuant to options exercisable within 60 days under the Company's stock options plans and shares issuable pursuant to outstanding warrants.

         4 Includes 593,647 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's stock option plans, 152,600 shares of Common Stock issuable pursuant to warrants and 42,345 shares of Common Stock in the Company's Savings Plan.

         5 Includes 930,340 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's stock options plans and 18,666 shares of Common Stock in the Company's Savings Plan. Does not include 70,000 shares held by family members residing in Mr. Soran's household, as to which Mr. Soran disclaims beneficial ownership.

         6 Includes 174,900 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.

         7 Includes 417,713 shares of Common stock issuable pursuant to currently exercisable options granted under the Company's stock option plans an 18,678 shares of Common Stock in the Company's Savings Plan.

         8 Includes 297,186 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's stock option plans and 18,666 shares of Common Stock in the Company's Savings Plan.

         9 Includes 170,234 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.

         10 Includes 212,938 shares of Common Stock issuable pursuant to current exercisable options granted under the Company's stock option plans and 62,517 shares of Common Stock in the Company's Savings Plan. Does not include 16,600 shares held by members of Mr. Gutfreund's immediate family, as to which Mr. Gutfreund disclaims beneficial ownership.

         11 Includes 105,000 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.

         12 Less than one percent.

         13 Consists of Common Stock issuable pursuant to options exercisable within 60 days under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.

         14 Includes 158,224 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.


        15 Includes 3,183,746 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's stock option plans, 152,600 shares of Common Stock issuable pursuant to warrants and 160,872 shares of Common Stock in the Company's Savings Plan.


Item 13.  Certain Relationships and Related Transactions.


         Thomas E. Constance, a director of the Company, is Chairman and partner of the law firm of Kramer, Levin, Naftalis & Frankel, which performed legal services for the Company during fiscal 2001. Peter C. B. Bynoe, a director of the Company, is a partner of the law firm of Piper Marbury Rudnick & Wolfe, which performed legal services for the Company during fiscal 2001. Curtis L. Mack, a director of the Company, is a partner of the law firm of McGuireWoods, which performed legal services for the Company during fiscal 2001. Howard F. Curd, a director of the Company until January 4, 2002, is President of Jesup & Lamont Capital Markets, Inc., an investment banking firm which performed financial services for the Company during 2001.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  January 28, 2002                     By: /s/ Oliver J. Janney
                                            ---------------------------------
                                            Oliver J. Janney
                                            Executive Vice President, General
                                              Counsel and Secretary