Form 10-Q
period 2001-12-30
UNIROYAL TECHNOLOGY CORP
filed 2002-02-13
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                     ------


                                    FORM 10-Q
(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 30, 2001

                                       OR

  [    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to_____


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

       Total number of shares of outstanding stock as of January 27, 2002

                             Common stock 27,930,685

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                             December 30,          September 30,
                                                                                2001                   2001
                                                                            -------------          ------------
    Current assets:

       Cash and cash equivalents                                            $      2,024           $      2,035

       Trade accounts receivable (less estimated reserve for
         doubtful accounts of $5 and $5, respectively)                             1,246                  1,167

       Inventories (Note 2)                                                        6,626                  6,604

       Accrued income taxes receivable                                                 -                  5,334

       Net assets of discontinued operations of UEP  (Note 3)                     13,597                 14,591

       Net assets of discontinued operations of UAS  (Note 4)                          -                 14,103

       Prepaid expenses and other current assets                                   2,147                  1,876
                                                                            ------------           ------------
         Total current assets                                                     25,640                 45,710

    Property, plant and equipment - net                                           61,703                 59,588

    Property, plant and equipment held for sale - net                              1,597                  1,597

    Investments (Note 5)                                                           2,326                      -

    Goodwill - net                                                                22,743                 23,430

    Other assets - net                                                             6,257                  9,578
                                                                            ------------           ------------
    TOTAL ASSETS                                                            $    120,266           $    139,903
                                                                            ============           ============


                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             December 30,         September 30,
                                                                                2001                  2001
                                                                            -------------         ------------
    Current liabilities:
       Current portion of long-term debt (Note 6)                           $     14,279           $     17,974
       Trade accounts payable                                                     10,531                 12,917
       Net liabilities of discontinued operations of UAS (Note 4)                    513                      -
       Net liabilities of discontinued operations of HPPI                          1,504                  1,910
       Accrued expenses:
         Compensation and benefits                                                 4,374                  4,310
         Interest                                                                    127                    151
         Taxes, other than income                                                    321                    240
         Accrued income taxes                                                        206                      -
         Other                                                                     2,797                  2,372
                                                                            ------------           ------------
           Total current liabilities                                              34,652                 39,874
    Long-term debt, net of current portion                                        10,836                 12,196
    Other liabilities                                                             23,692                 24,162
                                                                            ------------           ------------
           Total liabilities                                                      69,180                 76,232
                                                                            ------------           ------------
    Commitments and contingencies (Note 7)
    Minority interest                                                                225                    225
    Stockholders' equity:
       Preferred stock:
         Series C - 0 shares issued and outstanding; par value $0.01;
           450 shares authorized                                                       -                      -
       Common stock:
         32,662,611 shares issued or to be issued, respectively; par
           value $0.01; 100,000,000 shares authorized                                327                    327
       Additional paid-in capital                                                113,968                113,904
       Deficit                                                                   (23,909)               (11,260)
                                                                            ------------           ------------
                                                                                  90,386                102,971
       Less treasury stock at cost - 4,776,718 and 4,794,869 shares,
           respectively                                                          (39,525)               (39,525)
                                                                            ------------           ------------
           Total stockholders' equity                                             50,861                 63,446
                                                                            ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    120,266           $    139,903
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


                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                 For the Three Months Ended
                                                                            -----------------------------------
                                                                            December 30,           December 31,
                                                                               2001                   2000
                                                                            ------------           ------------

Net sales                                                                   $      2,418           $      1,166
Costs and expenses:
   Costs of goods sold (Note 8)                                                    6,121                  1,169
   Selling and administrative (Note 8)                                             5,188                  7,025
   Depreciation and other amortization                                             3,673                  3,228
                                                                            ------------           ------------
Loss before interest, income taxes, minority interest and
  discontinued operations                                                        (12,564)               (10,256)

Interest income                                                                       38                    855

Interest expense                                                                    (623)                  (594)
                                                                            ------------           ------------

Loss before income taxes, minority interest and
  discontinued operations                                                        (13,149)                (9,995)

Income tax benefit (Note 9)                                                           10                  2,283
                                                                            ------------           ------------

Loss before minority interest and discontinued operations                        (13,139)                (7,712)

Minority interest in net losses of consolidated joint venture                          -                  2,676
                                                                            ------------           ------------

Loss from continuing operations                                                  (13,139)                (5,036)

(Loss) income from discontinued operations, net of income
   tax expense of $0 and $138, respectively (Notes 3 and 4)                         (197)                   178

Gain (loss) on disposition of discontinued operations,
   net of income tax benefit of $0 and $3, respectively (Note 4)                     687                     (4)
                                                                            ------------           ------------

Net loss                                                                    $    (12,649)          $     (4,862)
                                                                            ============           ============

Net loss per common share - basic (Note 10)
 ------------------------------------------
   Loss from continuing operations                                          $      (0.47)          $      (0.19)
   Income from discontinued operations                                              0.02                      -
                                                                            ------------           ------------
   Net loss                                                                 $      (0.45)          $      (0.19)
                                                                            ============           ============

Net loss per common share - assuming dilution (Note 10)
 ------------------------------------------------------
   Loss from continuing operations                                          $      (0.47)          $      (0.19)
   Income from discontinued operations                                              0.02                      -
                                                                            ------------           ------------
   Net loss                                                                 $      (0.45)          $      (0.19)
                                                                            ============           ============

            See notes to condensed consolidated financial statements.


                         UNIROYAL TECHNOLOGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)

                                                                                  For the Three Months Ended
                                                                            -----------------------------------
                                                                            December 30,            December 31,
                                                                               2001                    2000
                                                                            ------------           -------------

Net loss                                                                    $    (12,649)          $     (4,862)

Net unrealized gain on securities available for sale,
  net of income taxes:
    Unrealized gain on securities available for sale (net of
      income tax expense of $30)                                                       -                     47
                                                                            ------------           ------------
Net unrealized gain                                                                    -                     47
                                                                            ------------           ------------

Comprehensive loss                                                          $    (12,649)          $     (4,815)
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


                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 For the Three Months Ended
                                                                           ------------------------------------
                                                                            December 30,           December 31,
                                                                               2001                   2000
                                                                           -------------           ------------

OPERATING ACTIVITIES:
  Net loss                                                                  $    (12,649)          $     (4,862)
  Deduct income from discontinued operations                                        (490)                  (174)
                                                                            ------------           ------------
  Loss from continuing operations                                                (13,139)                (5,036)
  Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
      Depreciation and amortization                                                3,673                  3,228
      Deferred tax provision                                                           -                  1,061
      Minority interest in net losses of consolidated joint venture                    -                 (2,676)
      Other                                                                           (1)                    (2)
      Changes in assets and liabilities:
        (Increase) decrease in trade accounts receivable                             (79)                   177
        Increase in inventories                                                      (22)                (1,022)
        Decrease (increase) in prepaid expenses and other assets                   7,984                 (1,675)
        Increase (decrease) in trade accounts payable                              1,282                 (1,440)
        Increase (decrease) in accrued expenses                                      752                 (2,643)
        (Decrease) increase in other liabilities                                  (1,315)                   166
                                                                            ------------            -----------
Net cash used in continuing operations                                              (865)                (9,862)
Net cash provided by (used in) discontinued operations                               275                 (3,348)
                                                                            ------------            -----------
Net cash used in operating activities                                               (590)               (13,210)
                                                                            ------------            -----------
INVESTING ACTIVITIES (Note 11):
  Purchases of property, plant and equipment                                      (4,801)                (1,233)
  Proceeds from the sale of UAS                                                   14,425                      -
  Investment purchases of available-for-sale securities                                -                (13,015)
  Proceeds from sales of available-for-sale securities                                 -                 11,810
  Proceeds from redemption of held-to-maturity securities                              -                  8,505
  Business acquisition                                                                 -                 (2,750)
                                                                            ------------            -----------
Net cash provided by investing activities                                          9,624                  3,317
                                                                            ------------            -----------

FINANCING ACTIVITIES (Note 11):
  Repayment of term loans                                                         (6,620)                (1,021)
  Net (decrease) increase in revolving loan balances                              (2,425)                 2,627
  Investment by joint venture partner                                                  -                  1,533
  Stock options exercised                                                              -                     32
  Purchases of treasury stock                                                          -                 (4,774)
                                                                            ------------            -----------
Net cash used in financing activities                                             (9,045)                (1,603)
                                                                            ------------            -----------
Net decrease in cash                                                                 (11)               (11,496)

Cash and cash equivalents at beginning of period                                   2,035                 36,623
                                                                            ------------            -----------

Cash and cash equivalents at end of period                                  $      2,024            $    25,127
                                                                            ============            ===========

            See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                           For the Three Months Ended
                     December 30, 2001 and December 31, 2000

1.       BASIS OF PRESENTATION

         The Interim Condensed Consolidated Financial Statements relate to Uniroyal Technology Corporation, its wholly-owned subsidiaries, Uniroyal HPP Holdings, Inc., Uniroyal Compound Semiconductors, Inc., BayPlas3, Inc., BayPlas7, Inc., UnitechOH, Inc. and UnitechNJ, Inc., and, its majority-owned subsidiary, Uniroyal Liability Management Company (collectively, the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"). BayPlas7, Inc. includes its 98% owned subsidiary, Uniroyal Engineered Products, LLC, which includes its operating divisions, Uniroyal Engineered Products ("UEP") and Uniroyal Adhesives and Sealants ("UAS"). The remaining ownership in Uniroyal Engineered Products, LLC is split between Uniroyal Technology Corporation and Uniroyal Compound Semiconductors, Inc. Uniroyal Compound Semiconductors, Inc. includes its wholly-owned subsidiaries, NorLux Corp. ("NorLux"), Sterling Semiconductor, Inc. ("Sterling"), Uniroyal Optoelectronics, LLC ("UOE") and Uniroyal Optoelectronics Service Corporation. Uniroyal Liability Management Company includes its wholly-owned subsidiary BayPlas2, Inc. See Note 4 for information regarding the sale of UAS. See Note 3 for information regarding the proposed sale of UEP.

         The Interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal years ended September 30, 2001, October 1, 2000 and September 26, 1999. The Company's fiscal year ends on the Sunday following the last Friday in September.

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

         Liquidity and Capital Resources

         The Company continues to experience losses from continuing operations, negative cash flows, and has a deficit of $23,909,000 as of December 30, 2001. Cash used in operations for the three months ended December 30, 2001 was $590,000 and it is likely that cash flow from operations will be negative throughout Fiscal 2002. The Company had a working capital deficiency at December 30, 2001 of $9,012,000 compared to working capital of $5,836,000 as of September 30, 2001. At December 30, 2001, the Company's principal source of liquidity is $2,024,000 of cash and cash equivalents and $711,000 of availability under a revolving credit facility. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding.

         On December 28, 2001, the Company terminated the split dollar life insurance plan for executives and the defined benefit retirement plan to reduce future benefit plan expenses and cash outflows. The termination resulted in a reduction of net assets and additional expense to the Company of approximately $471,000, which was recorded in the first quarter of Fiscal 2002.

         In January 2002, the Company laid off 90 employees in an effort to reduce operating costs and preserve cash. The Company also formalized its plans to sell the Coated Fabrics Segment (Note 3) in an effort to generate cash and has begun the due diligence process with a number of potential buyers.

         On February 1, 2002, the Company received, from a party affiliated with the original purchaser of UAS, $1,326,000 for the sale of a $2,500,000 subordinated promissory note, the preferred stock and warrants received in the sale of UAS (Note 4). In anticipation of the sale of the note, preferred stock and warrants, the Company reduced the gain on the sale of the discontinued operations of UAS by approximately $2,674,000 in the first quarter of Fiscal 2002.

         As of February 1, 2002, the Company has delayed certain promissory note payments, capital lease payments and vendor payments due. The Company continues to work with its debt holders and vendors on achievable payment plans and has not been formally notified of any instance of default. Under the terms of the capital lease agreements, acceleration of debt payments due will not occur unless the Company has been notified of an instance of default. The Company continues to seek additional sources of financing for its operations and is exploring the sale of certain other assets as well.

         The operating results for the first quarter of Fiscal 2002, Fiscal 2001 and Fiscal 2000 have occurred while the Company has been repositioning its operations away from the mature, industrial-based activities and into the high-growth compound semiconductor technology industry. The transition to this business segment has required significant investment spending related to start-up costs and capital expenditures. Many of the markets in this business segment are characterized by long lead times for new products requiring significant working capital investments and extensive testing, qualification and approval by the Company's customers and end users of products. This business segment is marked by intense competition requiring the Company to introduce new products in a timely and cost-effective manner. This business segment started operations in the second quarter of Fiscal 2000 and has a limited operating history. The segment faces risks and difficulties as an early stage business in a high-growth and rapidly evolving industry. These factors have placed a significant strain on the financial resources of the Company. Management has sought to generate additional financial resources by reducing operating costs and selling certain assets and by seeking additional sources of financing, including bank and other lender financing as well as private placements. The ability of the Company to operate as a going concern and the ultimate success of the Company depends on its ability to obtain additional financing, to continue reducing operating costs and, ultimately to generate higher sales levels to attain profitability.

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                            December 30,          September 30,
                                                                                2001                  2001
                                                                            ------------          -------------

         Raw materials, work in process and supplies                        $      4,887           $      5,191
         Finished goods                                                            1,739                  1,413
                                                                            ------------           ------------
           Total                                                            $      6,626           $      6,604
                                                                            ============           ============


3.       DISCONTINUED OPERATIONS OF UEP

         On January 7, 2002, the Company formalized a plan to sell its Uniroyal Engineered Products division, which comprises its Coated Fabrics segment. The Company is marketing the Coated Fabrics business through an investment banker. The Company anticipates that a sale will occur by April 2002, and should result in a gain.

         The accompanying Interim Condensed Consolidated Financial Statements reflect the operations of UEP as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

         The net assets of the discontinued operations of UEP have been segregated on the December 30, 2001 and September 30, 2001 interim condensed consolidated balance sheets, the components of which are as follows (in thousands):

         Net Assets of Discontinued Operations of UEP

                                                                            December 30,          September 30,
                                                                               2001                   2001
                                                                           -------------         --------------
        Assets:
        Cash                                                                $          3           $          2
        Trade accounts receivable                                                  2,480                  3,010
        Inventories                                                                6,415                  6,506
        Prepaids and other assets                                                    100                     36
        Property, plant and equipment - net                                        6,956                  7,300
        Other assets - net                                                         2,048                  2,096
                                                                            ------------           ------------
        Total assets                                                              18,002                 18,950
                                                                            ------------           ------------
        Liabilities:
        Current portion of long-term debt                                            167                    166
        Trade accounts payable                                                     2,387                  2,341
        Compensation and benefits                                                    773                    825
        Taxes, other than income                                                      64                     52
        Other accrued expenses                                                       297                    180
        Long-term debt                                                               224                    269
        Other liabilities                                                            493                    526
                                                                            ------------           ------------
        Total liabilities                                                          4,405                  4,359
                                                                            ------------           ------------
        Net assets of discontinued operations of UEP                        $     13,597           $     14,591
                                                                            ============           ============

         The results of operations for all periods presented have been restated for discontinued operations of UEP. The operating results of discontinued operations of UEP are as follows (in thousands):

                                                                            December 30,           December 31,
                                                                               2001                   2000
                                                                            ------------          -------------

         Net sales                                                          $      6,109           $      6,658
         Cost of goods sold                                                        4,965                  5,255
         Selling and administrative                                                  892                    957
         Depreciation and other amortization                                         444                    438
                                                                            ------------           ------------
         (Loss) income before interest expense and income taxes                     (192)                     8
         Interest expense - net                                                       (5)                    (5)
                                                                            ------------           ------------
         (Loss) income before income taxes                                          (197)                     3
         Income tax expense                                                            -                    (85)
                                                                            ------------           ------------

         Net loss from discontinued operations of UEP                       $       (197)          $        (82)
                                                                            ============           ============

4.       DISCONTINUED OPERATIONS OF UAS

         On August 24, 2001, the Company entered into an asset purchase agreement for the sale of UAS, which comprised its Specialty Adhesives segment. The transaction closed on November 9, 2001 for a purchase price of $21,620,000. Proceeds consisted of approximately $14,620,000, in cash, $2,500,000 and $1,000,000 in subordinated promissory notes of the purchaser, $1,500,000 in preferred stock of the purchaser's parent, warrants to purchase 5% of the outstanding common stock of the purchaser's parent and $2,000,000 of payments contingent on the future earnings achievement of the UAS business sold. Approximately $195,000 out of the initial cash proceeds was withheld by the purchaser pending the settlement of certain purchase price adjustments. The Company has estimated and recorded, during the first quarter of Fiscal 2002, an amount due from the buyer of approximately $156,000. Management believes that the ultimate resolution of the purchase price adjustment should not have a material adverse effect on the results of operations, cash flows or financial position. The Company recorded a gain on this transaction of approximately $110,000, net of certain transaction costs and investment losses as discussed below, during the first quarter of Fiscal 2002.

         In connection with this transaction the Company paid approximately $212,000 to an investment banking firm that employs relatives of one of the Company's executive officers.

         On February 1, 2002, the Company received, from a party affiliated with the original purchaser of UAS, $1,326,000 for the sale of the $2,500,000 subordinated promissory note, warrants and $1,500,000 preferred stock received in connection with the UAS sale. In anticipation of the sale of the note, preferred stock and warrants, the Company reduced the gain on the sale of UAS by $2,674,000 in the first quarter of Fiscal 2002.

         The net (liabilities) assets of the discontinued operations of UAS have been segregated on the December 30, 2001 and September 30, 2001 interim condensed consolidated balance sheets, the components of which are as follows (in thousands):

         Net (Liabilities) Assets of Discontinued Operations of UAS

                                                                            December 30,          September 30,
                                                                               2001                    2001
                                                                            ------------          -------------
        Assets:
        Cash                                                                $         -            $         2
        Trade accounts receivable                                                     -                  1,469
        Inventories                                                                   -                  2,786
        Prepaids and other assets                                                   162                     96
        Property, plant and equipment - net                                           -                 10,305
        Goodwill - net                                                                -                  3,792
        Other assets - net                                                          567                    879
                                                                            -----------            -----------
        Total assets                                                                729                 19,329
                                                                            -----------            -----------

        Liabilities:
        Trade accounts payable                                                        4                  3,159
        Compensation and benefits                                                   410                    376
        Taxes, other than income                                                    198                    226
        Other accrued expenses                                                      592                  1,357
        Other liabilities                                                            38                    108
                                                                            -----------            -----------
        Total liabilities                                                         1,242                  5,226
                                                                            -----------            -----------
        Net (liabilities) assets of discontinued operations
          of UAS                                                            $      (513)           $    14,103
                                                                            ===========            ===========

         The results of operations for all periods presented have been restated for discontinued operations of UAS. The operating results of discontinued operations of UAS are as follows (in thousands):

                                                                            December 30,           December 31,
                                                                               2001                    2000
                                                                            ------------           ------------

        Net sales                                                           $     4,025            $     6,494
        Cost of goods sold                                                        3,094                  5,190
        Selling and administrative                                                  239                    752
        Depreciation and other amortization                                         109                    245
        Gain on sale of UAS                                                        (110)                     -
                                                                            -----------            -----------
        Income before interest expense and income taxes                             693                    307
        Interest income - net                                                         2                      6
                                                                            -----------            -----------
        Income before income taxes                                                  695                    313
        Income tax expense                                                            -                    (53)
                                                                            -----------            -----------
        Net income from discontinued operations of UAS                      $       695            $       260
                                                                            ===========            ===========

5.       INVESTMENTS

         Proceeds from the sale of UAS (Note 4) included a $1,000,000 subordinated promissory note at 10% stated interest rate, a $2,500,000 subordinated promissory note at 10% stated interest rate, $1,500,000 of 12% preferred stock of the parent corporation of the purchaser and warrants to purchase five percent of the issued and outstanding common stock of the parent corporation of the purchaser.

         As of December 30, 2001, the $1,000,000 subordinated promissory note was valued at its face amount. The $2,500,000 subordinated note, $1,500,000 of preferred stock and warrants were valued at $1,326,000 which represented the value received upon the sale of these instruments in a transaction, with a party affiliated with the original purchaser of UAS, on February 1, 2002.

         The $1,000,000 subordinated promissory note is due and payable on November 9, 2008. Interest is payable quarterly at 10% per annum. Eighty percent of each quarterly interest payment shall be paid in cash and twenty percent of each quarterly interest payment shall be added to the principal of the note and paid upon maturity. To the extent any interest payment cannot be made in cash pursuant to a subordination agreement, such payment shall be paid in the form of a promissory note with similar terms. Interest payments are also subject to deferral if certain minimum fixed charge coverages are not maintained.

6.       CURRENT PORTION OF LONG-TERM DEBT

         On November 9, 2001, concurrent with the sale of UAS, the Company repaid in cash the $5,000,000 note payable to Emcore Corporation and related accrued interest of $83,750. Also during the first quarter of Fiscal 2002, the Company issued from treasury, 18,186 shares of stock as payment of additional interest on the note. The stock was valued on the date of issuance at approximately $64,000.

         During the first quarter of Fiscal 2002, the Company executed unsecured promissory notes payable to certain vendors in an effort to address delinquent payables issues. The notes are short-term in nature and bear interest at rates ranging from 6.5% to 6.75%. The balance of these vendor notes payable approximates $3,722,000 at December 31, 2001.

7.       COMMITMENTS AND CONTINGENCIES

         Litigation

         On February 23, 2001, the Company and its wholly-owned subsidiary, Sterling, were served with a complaint by AFG-NVC, LLC in the Loudoun County, Virginia Circuit Court. The complaint sought approximately $8,106,000 for alleged default under a lease and benefits that the landlord believed it would have received under such lease. The Company filed an answer seeking not less than $7,000,000 for breaches of contract, fraud and constructive fraud on the part of the plaintiff. On February 11, 2002, the Company reached a settlement with the plaintiff whereby the Company has agreed to pay AFG-NVC, LLC $650,000 in the form of a secured promissory note and 300,000 shares of the Company's common stock (valued at approximately $135,000 at the time of settlement). The promissory note is secured by a security interest in the Company's Stirling, New Jersey facility which is currently held for sale. The term of the note is one year and is due in full at maturity. Interest is payable quarterly at 8% per annum. The Company recorded the $785,000 settlement during the first quarter of Fiscal 2002.

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

         Based on information available as of December 30, 2001, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

8.       START-UP COSTS

         UOE and NorLux emerged from the development stage during the first quarter of Fiscal 2002. Costs and expenses are now classified as either cost of goods sold or selling and administrative according to their nature.

         During the three months ended December 31, 2000, approximately $4,045,000 of start-up costs for UOE and NorLux were included in selling and administrative costs.

9.       INCOME TAXES

         At September 30, 2001, the Company established a deferred tax valuation allowance of approximately $17,870,000 because management could not conclude that it is more likely than not that the deferred tax asset could be realized. As a result, no income tax benefit was recognized during the three months ended December 30, 2001 for losses incurred during the period.

         The provision for income tax benefit for the three months ended December 31, 2000 was calculated through the use of the estimated annual income tax rates based on projected annualized income.

         The Internal Revenue Service has identified transactions similar to the Uniroyal Liability Management Company formation and subsequent sale of its stock as a tax shelter and has required taxpayers, including the Company, to register with the Office of Tax Shelters section of the Internal Revenue Service.

10.      LOSS PER COMMON SHARE

         For the three months ended December 30, 2001, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 27,877,916. Inclusion of warrants to purchase 732,790 shares of common stock at $2.1875 per share and additional stock options to purchase 6,171,419 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

         For the three months ended December 31, 2000 the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 25,838,287. Inclusion of warrants to purchase 735,770 shares of common stock at $2.1875 per share and additional stock options to purchase 4,011,105 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

11.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                                      Three Months Ended
                                                                         --------------------------------------
                                                                            December 30,           December 31,
                                                                               2001                   2000
                                                                         ---------------           ------------
         Interest payments (net of capitalized
           interest) - continuing operations                                $       614            $       444
         Interest payments (net of capitalized
           interest) - discontinued operations                                       16                      5
         Income tax payments - continuing
           operations                                                                 7                     70
         Income tax payments - discontinued
           operations                                                                19                  1,326

         For the three months ended December 30, 2001 and December 31, 2000, purchases of property, plant and equipment and net cash used in financing activities do not include $28,000 and $3,500,000, respectively, related to property held under capital leases. The new leases relate to equipment purchased for the Compound Semiconductor and Optoelectronics segment.

12.      SEGMENT INFORMATION

         Segment information for the three months ended December 30, 2001 and December 31, 2000 is as follows (in thousands):

                                                                                 For the Three Months Ended
                                                                            ----------------------------------
                                                                            December 30,           December 31,
                                                                               2001                   2000
                                                                            ------------           -----------
         Net Sales:
         Compound Semiconductor and Optoelectronics                         $     2,418            $     1,166
                                                                            ===========            ===========

         Operating Loss:
         Compound Semiconductor and Optoelectronics                         $    (9,195)           $    (8,391)
         Corporate                                                               (3,369)                (1,865)
                                                                            -----------            -----------
         Total                                                              $   (12,564)           $   (10,256)
                                                                            ===========            ===========

         Segment information as of December 30, 2001 and September 30, 2001 is as follows (in thousands):

                                                                            December 30,          September 30,
                                                                               2001                   2001
                                                                            ------------          -------------
         Identifiable Assets:
         Compound Semiconductor and Optoelectronics                         $    99,242            $    98,251
         Corporate                                                                7,427                 12,958
         Discontinued operations                                                 13,597                 28,694
                                                                            -----------            -----------
         Total                                                              $   120,266            $   139,903
                                                                            ===========            ===========

ITEM 2.  Management's Discussion and Analysis Of Financial Condition and
           Results Of Operations

First Quarter Fiscal 2002 Compared with
  the First Quarter Fiscal 2001

Net Sales. The Company's net sales from continuing operations increased in the first quarter of Fiscal 2002 by approximately 107% to $2,418,000 from $1,166,000 in the first quarter of Fiscal 2001. The sales reflect the performance of the Compound Semiconductor and Optoelectronics segment as each of the Company's legacy business segments (Specialty Adhesives and Coated Fabrics) was either sold during the first quarter of Fiscal 2002 or is in the process of being sold and are both classified as discontinued operations. The sales gains in the Fiscal 2002 first quarter were primarily due to a significant increase in sales of the opteoelectronics division's high brightness light emitting diodes, particularly in the ultraviolet products which were sold primarily for currency counterfeit detection. Sales of high brightness light emitting diode products represented 65% of the total sales of the Compound Semiconductor and Optoelectronics business segment in the first quarter of Fiscal 2002. The Company expects unit volume levels of high brightness light emitting diodes to continue to increase; however, the growth in sales dollars is expected to increase at a slower rate due to declines in average unit selling prices. Silicon carbide wafer net sales were up sharply in the first quarter of Fiscal 2002, but revenue from government contracts were below the first quarter of Fiscal 2001.

Loss Before Interest, Income Taxes, Minority Interest and Discontinued Operations. Loss before interest, income taxes, minority interest and discontinued operations for the first quarter of Fiscal 2002 was $12,564,000 compared to a loss of $10,256,000 for the first quarter of Fiscal 2001.

The Compound Semiconductor and Optoelectronics business recorded a loss of $9,195,000 for the first quarter of Fiscal 2002, versus a loss of $8,391,000 for the first quarter of Fiscal 2001. The increase in the loss for the first quarter of Fiscal 2002 was primarily due to start-up costs associated with increased capacity and personnel put in place at the silicon carbide facilities. Losses at the Company's optoelectronics operation declined versus the first quarter of the previous year as a result of inventory build.

Approximately $3,369,000 of other expense incurred in the first quarter of Fiscal 2002 compared to $1,865,000 of other expense incurred in the first quarter of Fiscal 2001 was not allocated to any segment of the Company's business. The increase is primarily due to a $785,000 charge in the first quarter of Fiscal 2002 for settlement of outstanding litigation and a realignment of executive benefit programs which resulted in a short-term non-cash charge of approximately $471,000 and will be more than offset by long-term cash savings and a reduction of future benefit plan expenses. Also during the first quarter of Fiscal 2002 there were no corporate allocations to the discontinued operations of the Specialty Adhesives segment. Corporate allocations to the Specialty Adhesives segment during the first quarter of Fiscal 2001 approximated $227,000.

Loss from discontinued operations, net of income tax expense was $197,000 for the first quarter of Fiscal 2002 versus income from discontinued operations, net of income tax expense of $178,000 for the first quarter of Fiscal 2001. The discontinued operations include the results of the Coated Fabrics segment for the first quarter of Fiscal 2002 and the results of Specialty Adhesives and Coated Fabrics for the first quarter of Fiscal 2001.

Gain (loss) on disposition of discontinued operations, net of income tax expense, was a gain of $687,000 in the first quarter of Fiscal 2002 which substantially represents operations of the Specialty Adhesives segment until the date of sale (November 9, 2001), the gain from the disposition of the Specialty Adhesives segment, and a loss of $4,000 in the first quarter of Fiscal 2001 related to asset sales of previous periods.

Interest Income (Expense). Interest income for the first quarter of Fiscal 2002 was $38,000 compared to interest income of $855,000 for the first quarter of Fiscal 2001. The decrease in interest income is due to significantly less cash available for investments as the Company has continued to invest heavily for capital expansion and start-up costs within the Compound Semiconductor and Optoelectronics business segment. Interest expense was $623,000 in the first quarter of Fiscal 2002 compared to interest expense of $594,000 in the first quarter of Fiscal 2001. The increase in interest expense of $29,000 was primarily due to an increase in overall net borrowings.

Income Tax Benefit. Income tax benefit in the first quarter of Fiscal 2002 was $10,000 compared to a $2,283,000 benefit in the first quarter of Fiscal 2001. In the fourth quarter of Fiscal 2001, the Company recorded a deferred tax valuation allowance. The valuation allowance will be restored to income as the Company transitions from a development mode to profitable commercialization of its technology business.

Liquidity and Capital Resources

For the first quarter of Fiscal 2002, continuing operations used $865,000 of cash compared to $9,862,000 of cash used by continuing operations during the first quarter of Fiscal 2001. The decrease in cash used by continuing operations for the first quarter of Fiscal 2002 resulted primarily from the receipt of a $5,414,000 income tax refund and an increase in trade accounts payable.

Net cash provided by investing activities for the first quarter of Fiscal 2002 was $9,624,000 compared to $3,317,000 for the first quarter of Fiscal 2001. The net proceeds from the sale of the Specialty Adhesives segment more than offset the expenditures for capital equipment.

Net cash used in financing activities during the first quarter of Fiscal 2002 was $9,045,000 compared to $1,603,000 used during the first quarter of Fiscal 2001. Proceeds from the sale of the Specialty Adhesives segment during the first quarter of Fiscal 2002 were used to repay a $5,000,000 loan from Emcore Corporation and pay down a portion of the revolving line of credit. Other term loan repayments reflect normal amortization of capital leases.

The Company continues to experience losses from continuing operations, negative cash flows, and has a deficit of $23,909,000 as of December 30, 2001. Cash used by continuing operations for the three months ended December 30, 2001 was $865,000 and it is likely that cash flow from continuing operations will be negative throughout Fiscal 2002. The Company had a working capital deficiency at December 30, 2001 of $9,012,000 compared to working capital of $5,836,000 as of September 30, 2001. At December 30, 2001, the Company's principal source of liquidity is $2,024,000 of cash and cash equivalents and $711,000 of availability under a revolving credit facility. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding.

On December 28, 2001, the Company terminated the split dollar life insurance plan for executives and the defined benefit retirement plan to reduce future benefit plan expenses and cash outflows. The termination resulted in a reduction of net assets and additional expense to the Company of approximately $471,000, which was recorded in the first quarter of Fiscal 2002.

In January 2002, the Company laid off 90 employees in an effort to reduce operating costs and preserve cash. The Company also formalized its plans to sell the Coated Fabrics Segment in an effort to generate cash and has begun the due diligence process with a number of potential buyers.

On February 1, 2002, the Company received, from a party affiliated with the original purchaser of UAS, $1,326,000 for the sale of a $2,500,000 subordinated promissory note, the preferred stock and warrants received in the sale of UAS which was sold on November 9, 2001. In anticipation of the sale of the note, preferred stock and warrants, the Company reduced the gain on the sale of the discontinued operations of UAS by approximately $2,674,000 in the first quarter of Fiscal 2002.

During the first quarter of Fiscal 2002, the Company executed unsecured promissory notes payable to certain vendors, totaling approximately $3,700,000, in an effort to address delinquent payables issues. As of February 1, 2002, the Company has delayed certain promissory note payments, capital lease payments and vendor payments due. The Company continues to work with its debt holders and vendors on achievable payment plans and has not been formally notified of any instance of default. Under the terms of the capital lease agreements, acceleration of debt payments due will not occur unless the Company has been notified of an instance of default. The Company continues to seek additional sources of financing for its operations and is exploring the sale of certain other assets as well.

The operating results for the first quarter of Fiscal 2002, Fiscal 2001 and Fiscal 2000 have occurred while the Company has been repositioning its operations away from the mature, industrial-based activities and into the high-growth compound semiconductor technology industry. The transition to this business segment has required significant investment spending related to start-up costs and capital expenditures. Many of the markets in this business segment are characterized by long lead times for new products requiring significant working capital investments and extensive testing, qualification and approval by the Company's customers and end users of products. This business segment is marked by intense competition requiring the Company to introduce new products in a timely and cost-effective manner. This business segment started operations in the second quarter of Fiscal 2000 and has a limited operating history. The segment faces risks and difficulties as an early stage business in a high-growth and rapidly evolving industry. These factors have placed a significant strain on the financial resources of the Company. Management has sought to generate additional financial resources by reducing operating costs and selling certain assets and by seeking additional sources of financing, including bank and other lender financing as well as private placements. The ability of the Company to operate as a going concern and the ultimate success of the Company depends on its ability to obtain additional financing, to continue reducing operating costs and, ultimately to generate higher sales levels to attain profitability.

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

o        our ability to obtain necessary working capital;

o        cancellations, rescheduling or delays in product shipments;

o        manufacturing capacity constraints;

o        lengthy sales and qualification cycles;

o        difficulties in the production process;

o        the effectiveness of our capital expenditure programs;

o        our future financial performance;

o        delays in developing and commercializing new products;

o        our ability to obtain sales orders;

o        increased competition;

o        the variability of future operating results;

o changes in the industries in which we compete or plan to compete, especially the HB-LED and semiconductor industries, including overall growth of the industries;

o        the acceptance of our products in the marketplace;

o        availability and performance of key personnel;

o        relations with employees, customers and suppliers;

o        our ability to obtain and protect key intellectual property; and

o        economic conditions generally and in our industries.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The Company is exposed to various market risks, including changes in interest rates. The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates on its floating rate revolving credit advances and investment portfolio. The Company's risk management policy includes the use of derivative financial instruments (interest rate swaps) to manage its interest rate exposure on long-term variable rate debt. The counter parties are major financial institutions. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. No interest rate swaps are outstanding at December 30, 2001.

At December 30, 2001, the Company had approximately $2.0 million of cash and cash equivalents subject to variable short-term interest rates and approximately $4.8 million of floating rate revolving credit advances. Because of the short-term nature or floating rates, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon the net balance, a change of one percent in the interest rate would cause a change in net interest expense of approximately $28,000 on an annual basis.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         (a) On February 23, 2001, the Company and its wholly owned subsidiary, Sterling, were served with a complaint by AFG-NVC, LLC in the Loudoun County, Virginia Circuit Court. The complaint sought approximately $8,106,000 for alleged default under a lease and benefits that the landlord believed it would have received under such lease. The Company filed an answer seeking not less than $7,000,000 for breaches of contract, fraud and constructive fraud on the part of the plaintiff. On February 11, 2002, the Company reached a settlement with the plaintiff whereby the Company has agreed to pay AFG-NVC, LLC $650,000 in the form of a secured promissory note and 300,000 shares of the Company's common stock (valued at approximately $135,000 at the time of settlement). The promissory note is secured by a security interest in the Company's Stirling, New Jersey facility which is currently held for sale. The term of the note is one year and is due in full at maturity. Interest is payable quarterly at 8% per annum. The Company recorded the $785,000 settlement during the first quarter of Fiscal 2002.

         (b) The Company knows of no other pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business, an adverse outcome of which would not be expected to have a material impact on the Company.

         (c) No legal proceedings were terminated during the three months ended December 30, 2001, other than routine litigation incidental to the Company's business.

Item 2.  Changes in Securities

               None.

Item 3.  Default upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None.

         (b)   Reports on Form 8-K

               Form 8-K filed on February 12, 2002 related to the restatement of the September 30, 2001 consolidated financial statements for the discontinued operations of the Coated Fabrics segment.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:    February 13, 2002                By:/s/ George J. Zulanas, Jr.
         -----------------                -------------------------------------
                                          George J. Zulanas, Jr., Executive Vice
                                            President, Treasurer and
                                            Chief Financial Officer