Form 10-Q
period 2002-03-31
UNIROYAL TECHNOLOGY CORP
filed 2002-05-15
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     ------


                                    FORM 10-Q
(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

        Total number of shares of outstanding stock as of April 28, 2002

                             Common stock 28,356,967

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                              March 31,           September 30,
                                                                                 2002                  2001
                                                                            -------------         -------------
    Current assets:
       Cash and cash equivalents                                            $        852           $      2,035

       Trade accounts receivable (less estimated reserve for doubtful
         accounts of $5 and $5, respectively)                                      1,410                  1,167

       Inventories (Note 2)                                                        5,700                  6,604

       Accrued income taxes receivable                                               463                  5,334

       Net assets of discontinued operations of UEP  (Note 3)                      8,661                  7,377

       Net assets of discontinued operations of UAS (Note 4)                           -                 14,103

       Prepaid expenses and other current assets                                   2,221                  1,876
                                                                            ------------           ------------

         Total current assets                                                     19,307                 38,496

    Property, plant and equipment - net                                           57,422                 59,588

    Property, plant and equipment held for sale - net                              1,597                  1,597

    Investments (Note 5)                                                           1,000                      -

    Goodwill - net (Note 6)                                                       12,472                 23,430

    Other assets - net (Note 7)                                                    1,797                  9,578
                                                                            ------------           ------------

    TOTAL ASSETS                                                            $     93,595           $    132,689
                                                                            ============           ============


                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,          September 30,
                                                                                 2002                 2001
                                                                            -------------         -------------
Current liabilities:
  Current portion of long-term debt (Note 8)                                $     19,196           $     10,760
  Trade accounts payable                                                          16,367                 12,917
  Net liabilities of discontinued operations of UAS (Note 4)                         468                      -
  Net liabilities of discontinued operations of HPPI (Note 9)                      1,379                  1,910
  Accrued expenses:
      Compensation and benefits                                                    4,646                  4,310
      Interest                                                                       147                    151
      Taxes, other than income                                                       443                    240
      Other                                                                        1,776                  2,372
                                                                            ------------           ------------

      Total current liabilities                                                   44,422                 32,660
Long-term debt, net of current portion                                                 -                 12,196
Other liabilities                                                                 24,056                 24,162
                                                                            ------------           ------------
      Total liabilities                                                           68,478                 69,018
                                                                            ------------           ------------
Commitments and contingencies (Note 10)

Minority interest                                                                    225                    225

Stockholders' equity:
   Preferred stock:
     Series C - 0 shares issued and outstanding; par value $0.01; 450
     shares authorized                                                                 -                      -
   Common stock:
     32,662,611  shares issued or to be issued; par value $0.01;
     100,000,000 shares authorized                                                   327                    327
   Additional paid-in capital                                                    113,715                113,904
   Deficit                                                                       (50,199)               (11,260)
                                                                            ------------           ------------
                                                                                  63,843                102,971
  Less treasury stock at cost - 4,651,436 and 4,794,869 shares,
     respectively                                                                (38,951)               (39,525)
                                                                            ------------           ------------
     Total stockholders' equity                                                   24,892                 63,446
                                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     93,595           $    132,689
                                                                            ============           ============

            See notes to condensed consolidated financial statements.



                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                 Three Months Ended                Six Months Ended
                                                            ----------------------------     ----------------------------
                                                              March 31,       April 1,         March 31,       April 1,
                                                                2002            2001             2002            2001
                                                            ------------    ------------     ------------    ------------

Net sales                                                   $      2,098    $      1,004     $      4,516    $      2,170

Costs, expenses and (other income):

   Costs of goods sold (Note 11)                                   5,021           1,331           11,142           2,500

   Selling and administrative (Note 11)                            3,810           7,214            8,998          14,239

   Depreciation and other amortization                             3,853           3,386            7,526           6,614

   Loss on assets to be disposed of  (Note 7)                     16,000             793           16,000             793
                                                            ------------    ------------     ------------    ------------

Loss before interest, income taxes, minority
   interest and discontinued operations                          (26,586)        (11,720)         (39,150)        (21,976)

Interest income                                                       30             477               68           1,332

Interest expense                                                    (601)           (311)          (1,224)           (905)
                                                            ------------    ------------     ------------    ------------

Loss before income taxes, minority interest
   and discontinued operations                                   (27,157)        (11,554)         (40,306)        (21,549)

Income tax benefit  (Note 12)                                        701           2,819              711           5,102
                                                            ------------    ------------     ------------    ------------

Loss before minority interest and discontinued
   operations                                                    (26,456)         (8,735)         (39,595)        (16,447)

Minority interest in net losses of consolidated
   joint venture                                                       -           2,782                -           5,458
                                                            ------------    ------------     ------------    ------------

Loss from continuing operations                                  (26,456)         (5,953)         (39,595)        (10,989)

(Loss) income from discontinued operations, net of
   income taxes (Notes 3, 4 and 9)                                     -              73             (197)            251

Gain (loss) on disposition of discontinued
   operations, net of income taxes (Notes 3, 4 and 9)                166             (21)             853             (25)
                                                            ------------    ------------     ------------    ------------

Net loss                                                    $    (26,290)   $     (5,901)    $    (38,939)   $    (10,763)
                                                            ============    ============     ============    ============

Net loss per common share - basic (Note 13)
-------------------------------------------

   Loss from continuing operations                          $      (0.95)   $      (0.23)    $      (1.41)   $      (0.43)
   Income from discontinued operations                              0.01              -              0.02            0.01
                                                            ------------    ------------     ------------    ------------
   Net loss                                                 $      (0.94)   $      (0.23)    $      (1.39)   $      (0.42)
                                                            ============    ============     ============    ============

Net loss per common share - assuming dilution (Note 13)
-------------------------------------------------------

   Loss from continuing operations                          $      (0.95)   $      (0.23)    $      (1.41)   $      (0.43)
   Income from discontinued operations                              0.01               -             0.02            0.01
                                                            ------------    ------------     ------------    ------------
   Net loss                                                 $      (0.94)   $      (0.23)    $      (1.39)   $      (0.42)
                                                            ============    ============     ============    ============


            See notes to condensed consolidated financial statements.



                         UNIROYAL TECHNOLOGY CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (Unaudited)
                                 (In thousands)


                                                                  Three Months Ended               Six Months Ended
                                                            -----------------------------    -----------------------------
                                                              March 31,        April 1,         March 31,      April 1,
                                                                2002             2001             2002           2001
                                                            ------------    -------------    -------------   -------------

Net loss                                                    $    (26,290)   $     (5,901)    $    (38,939)   $    (10,763)

Other comprehensive (loss) income:

Net unrealized gain on securities available for sale, net of income taxes:

  Unrealized gain on securities available for
    sale (net of income tax expense of $4
    and $34, respectively)                                             -               6                -              53

Net unrealized gain                                                    -              (9)               -              (9)
                                                            ------------     -----------     ------------   -------------

Comprehensive loss                                          $    (26,290)    $    (5,904)    $    (38,939)  $     (10,719)
                                                            ============     ===========     ============   =============



            See notes to condensed consolidated financial statements.


                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Six Months Ended
                                                                            -----------------------------------
                                                                               March 31,               April 1,
                                                                                 2002                    2001
                                                                            --------------         -------------
OPERATING ACTIVITIES:
   Net loss                                                                 $    (38,939)          $    (10,763)
   Deduct income from discontinued operations                                       (656)                  (226)
                                                                            ------------           ------------
   Loss from continuing operations                                               (39,595)               (10,989)
   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
       Depreciation and other amortization                                         7,526                  6,614
       Loss on assets to be disposed of                                           16,000                    793
       Deferred tax provision                                                          -                    904
       Minority interest in net losses of consolidated joint venture                   -                 (5,458)
       Other                                                                         140                    (20)
       Changes in assets and liabilities:
         (Increase) decrease in trade accounts receivable                           (243)                   194
         Decrease (increase) in inventories                                          904                   (686)
         Decrease (increase) in prepaid expenses and other assets                  7,690                   (430)
         Increase in trade accounts payable                                        6,029                  2,226
         Increase (decrease) in other accrued expenses                                78                 (7,182)
         (Decrease) increase in other liabilities                                   (980)                   575
                                                                            ------------           ------------
   Net cash used in continuing operations                                         (2,451)               (13,459)
   Net cash provided by (used in) discontinued operations                            744                 (4,645)
                                                                            ------------           ------------
   Net cash used in operating activities                                          (1,707)               (18,104)
                                                                            ------------           ------------

INVESTING ACTIVITIES (Note 14):
   Purchases of property, plant and equipment                                     (5,853)                (9,592)
   Proceeds from sale of investments                                               1,326                      -
   Proceeds from the sale of UAS                                                  14,425                      -
   Investment purchases of available-for-sale securities                               -                (13,015)
   Investment purchases of held-to-maturity securities                                 -                 (6,002)
   Proceeds from sales of available-for-sale securities                                -                 16,994
   Proceeds from redemption of held-to-maturity securities                             -                  8,505
   Business acquisition                                                                -                 (2,750)
                                                                            ------------           ------------
   Net cash provided by (used in) investing activities                             9,898                 (5,860)
                                                                            ------------           ------------

FINANCING ACTIVITIES (Note 14):
   Repayment of term loans                                                        (6,706)                (3,423)
   Net (decrease) increase in revolving loan balances                             (2,668)                 3,092
   Proceeds from term loan                                                             -                     95
   Investment by joint venture partner                                                 -                  2,382
   Purchase of treasury stock                                                          -                 (7,311)
   Stock options exercised                                                             -                    162
                                                                            ------------           ------------
   Net cash used in financing activities                                          (9,374)                (5,003)
                                                                            ------------           ------------

Net decrease in cash                                                              (1,183)               (28,967)
Cash and cash equivalents at beginning of period                                   2,035                 36,623
                                                                            ------------           ------------
Cash and cash equivalents at end of period                                  $        852           $      7,656
                                                                            ============           ============

            See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    For the Three Months and Six Months Ended
                        March 31, 2002 and April 1, 2001

1.       BASIS OF PRESENTATION

         The Interim Condensed Consolidated Financial Statements relate to Uniroyal Technology Corporation, its wholly-owned subsidiaries, Uniroyal HPP Holdings, Inc., Uniroyal Compound Semiconductors, Inc., BayPlas3, Inc., BayPlas7, Inc., UnitechOH, Inc. and UnitechNJ, Inc., and, its majority-owned subsidiary, Uniroyal Liability Management Company (collectively, the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"). BayPlas7, Inc. includes its 98% owned subsidiary, Uniroyal Engineered Products, LLC, which includes its operating divisions, Uniroyal Engineered Products ("UEP") and Uniroyal Adhesives and Sealants ("UAS"). The remaining ownership in Uniroyal Engineered Products, LLC is split between Uniroyal Technology Corporation and Uniroyal Compound Semiconductors, Inc. Uniroyal Compound Semiconductors, Inc. includes its wholly-owned subsidiaries, NorLux Corp. ("NorLux"), Sterling Semiconductor, Inc. ("Sterling"), Uniroyal Optoelectronics, LLC ("UOE") and Uniroyal Optoelectronics Service Corporation. Uniroyal Liability Management Company includes its wholly-owned subsidiary BayPlas2, Inc. See Note 4 for information regarding the sale of UAS. See Note 3 for information regarding the proposed sale of UEP. See Note 7 for information regarding the proposed sale of Sterling. See Note 9 for information regarding the sale of HPPI.

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

         Liquidity and Capital Resources

         The Company continues to experience losses from continuing operations, negative cash flows, and has an accumulated deficit of $50,199,000 as of March 31, 2002. Cash used in operations for the six months ended March 31, 2002 was $1,707,000 and it is likely that cash flow from operations will be negative throughout Fiscal 2002. The Company had a working capital deficiency at March 31, 2002 of $25,115,000 compared to working capital of $5,836,000 as of September 30, 2001. At March 31, 2002, the Company's principal source of liquidity is $852,000 of cash and cash equivalents and $1,698,000 of availability under a revolving credit facility. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding.

         On December 28, 2001, the Company terminated the split dollar life insurance plan for executives and the defined benefit retirement plan to reduce future benefit plan expenses and cash outflows. The termination resulted in a reduction of net assets and additional expense to the Company of approximately $471,000, which was recorded in the first quarter of Fiscal 2002.

         In January 2002, the Company laid off 90 employees in an effort to reduce operating costs and preserve cash. The Company also formalized its plans to sell the Coated Fabrics Segment (Note 3) within the next twelve months in an effort to generate cash.

         On February 1, 2002, the Company received, from a party affiliated with the purchaser of UAS, $1,326,000 for the sale of a $2,500,000 subordinated promissory note, the preferred stock and warrants received in the sale of UAS (Note 4). In anticipation of the sale of the note, preferred stock and warrants, the Company reduced the gain on the sale of the discontinued operations of UAS by approximately $2,674,000 in the first quarter of Fiscal 2002.

         As of March 31, 2002, the Company has defaulted on certain promissory note payments, capital lease payments and vendor payments due. The Company has reclassified $8,796,000 of capital lease debt outstanding at March 31, 2002 from long-term to short-term based upon default notices received. The Company has received preliminary modification agreements with respect to certain capital lease agreements and continues to work with its debt holders and vendors on achievable payment plans. The Company continues to seek additional sources of financing for its operations and is exploring the sale of certain other assets as well.

         On April 17, 2002, the Company entered into a stock purchase agreement with Umicore USA, Inc. ("Umicore") for the sale of 100% of the common stock of Sterling. The sale is subject to various contingencies, including completion of due diligence and obtaining regulatory approval. The Company expects the sale to close in May 2002 (Note 7).

         The operating results for the first two quarters of Fiscal 2002, Fiscal 2001 and Fiscal 2000 have occurred while the Company has been repositioning its operations away from the mature, industrial-based activities and into the high-growth compound semiconductor technology industry. The transition to this business segment has required significant investment spending related to start-up costs and capital expenditures. Many of the markets in this business segment are characterized by long lead times for new products requiring significant working capital investments and extensive testing, qualification and approval by the Company's customers and end users of products. This new business segment is marked by intense competition requiring the Company to introduce new products in a timely and cost-effective manner. This business segment started operations in the second quarter of Fiscal 2000 and has a limited operating history. The segment faces risks and difficulties as an early stage business in a high-growth and rapidly evolving industry. These factors have placed a significant strain on the financial resources of the Company. Management has sought to generate additional financial resources by reducing operating costs and selling certain assets and by seeking additional sources of financing, including bank and other lender financing as well as private placements. The ability of the Company to operate as a going concern and the ultimate success of the Company depends on its ability to obtain additional financing, to continue reducing operating costs and, ultimately to generate higher sales levels to attain profitability.

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                               March 31,          September 30,
                                                                                 2002                 2001
                                                                            -------------         ------------

         Raw materials, work in process and supplies                        $       3,966          $      5,191
         Finished goods                                                             1,734                 1,413
                                                                            -------------          ------------
           Total                                                            $       5,700          $      6,604
                                                                            =============          ============

3.       DISCONTINUED OPERATIONS OF UEP

         On January 7, 2002, the Company formalized a plan to sell its Uniroyal Engineered Products division, which comprises its Coated Fabrics segment. The Company is marketing the Coated Fabrics business through an investment banker. The Company anticipates that a sale will occur within one year.

         The accompanying Interim Condensed Consolidated Financial Statements reflect the operations of UEP as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30").

         The net assets of the discontinued operations of UEP have been segregated on the March 31, 2002 and September 30, 2001 interim condensed consolidated balance sheets, the components of which are as follows (in thousands):
         Net Assets of Discontinued Operations of UEP

                                                                              March 31,            September 30,
                                                                                2002                   2001
                                                                            ------------           -------------
        Assets:
        Cash                                                                $          3           $          2
        Trade accounts receivable                                                  3,311                  3,010
        Inventories                                                                6,439                  6,506
        Prepaids and other assets                                                    112                     36
        Property, plant and equipment - net                                        6,563                  7,300
        Other assets - net                                                         2,001                  2,096
                                                                            ------------            -----------
        Total assets                                                              18,429                 18,950
                                                                            ------------            -----------


        Liabilities:
        Current portion of long-term debt                                         4,714                  7,380
        Trade accounts payable                                                    3,263                  2,341
        Compensation and benefits                                                   835                    825
        Taxes, other than income                                                     49                     52
        Other accrued expenses                                                      284                    180
        Long-term debt                                                              178                    269
        Other liabilities                                                           445                    526
                                                                            -----------            -----------
        Total liabilities                                                         9,768                 11,573
                                                                            -----------            -----------
        Net assets of discontinued operations of UEP                        $     8,661            $     7,377
                                                                            ===========            ===========

         The results of operations for all periods presented have been restated for discontinued operations of UEP. The operating results of discontinued operations of UEP are as follows (in thousands):

                                                                                 For the Three Months Ended
                                                                            -----------------------------------
                                                                               March 31,             April 1,
                                                                                 2002                  2001
                                                                            ------------           ------------

         Net sales                                                          $      7,312           $      7,818
         Cost of goods sold                                                        5,939                  6,343
         Selling and administrative                                                  723                  1,110
         Depreciation and other amortization                                         446                    438
                                                                            ------------           ------------
         Income (loss) before interest and income taxes                              204                    (73)
         Interest expense - net                                                       (4)                    (5)
                                                                            ------------           ------------
         Income (loss) before income taxes                                           200                    (78)
         Income tax expense                                                            -                     (9)
                                                                            ------------           ------------

         Net income (loss) from discontinued operations of UEP              $        200           $        (87)
                                                                            ============           ============


                                                                                  For the Six Months Ended
                                                                            -----------------------------------
                                                                               March 31,             April 1,
                                                                                 2002                  2001
                                                                            ------------           ------------

         Net sales                                                          $     13,421           $     14,476
         Cost of sales                                                            10,904                 11,598
         Selling and administrative                                                1,615                  2,067
         Depreciation and other amortization                                         890                    876
                                                                            ------------           ------------
         Income (loss) before interest and income taxes                               12                    (65)
         Interest expense - net                                                       (9)                   (10)
                                                                            ------------           ------------
         Income (loss) before income taxes                                             3                    (75)
         Income tax expense                                                            -                    (94)
                                                                            ------------           ------------

         Net income (loss) from discontinued operations of UEP              $          3           $       (169)
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

         On February 1, 2002, the Company received, from a party affiliated with the purchaser of UAS, $1,326,000 for the sale of the $2,500,000 subordinated promissory note, warrants and $1,500,000 preferred stock received in connection with the UAS sale. In anticipation of the sale of the note, preferred stock and warrants, the Company reduced the gain on the sale of UAS by $2,674,000 in the first quarter of Fiscal 2002.

         The accompanying Interim Condensed Consolidated Financial Statements reflect the operations of UAS as discontinued operations in accordance with APB No. 30.

         The net (liabilities) assets of the discontinued operations of UAS have been segregated on the March 31, 2002 and September 30, 2001 interim condensed consolidated balance sheets, the components of which are as follows (in thousands):

         Net (Liabilities) Assets of Discontinued Operations of UAS

                                                                             March 31,            September 30,
                                                                               2002                   2001
                                                                            ------------           ------------
        Assets:
        Cash                                                                $          -           $          2
        Trade accounts receivable                                                      -                  1,469
        Inventories                                                                    -                  2,786
        Prepaids and other assets                                                    169                     96
        Property, plant and equipment - net                                            -                 10,305
        Goodwill - net                                                                 -                  3,792
        Other assets - net                                                           564                    879
                                                                            ------------           ------------
        Total assets                                                                 733                 19,329
                                                                            ------------           ------------

        Liabilities:
        Trade accounts payable                                                        19                  3,159
        Compensation and benefits                                                    410                    376
        Taxes, other than income                                                     199                    226
        Other accrued expenses                                                       573                  1,357
        Other liabilities                                                              -                    108
                                                                            ------------           ------------
        Total liabilities                                                          1,201                  5,226
                                                                            ------------           ------------
        Net (liabilities) assets of discontinued operations
          of UAS                                                            $       (468)          $     14,103
                                                                            ============           ============

         The results of operations for all periods presented have been restated for discontinued operations of UAS. The operating results of discontinued operations of UAS are as follows (in thousands):

                                                                                  For the Three Months Ended
                                                                            -----------------------------------
                                                                              March 31,               April 1,
                                                                                2002                    2001
                                                                            ------------           ------------

        Net sales                                                           $          -           $      6,234
        Cost of goods sold                                                             -                  5,110
        Selling and administrative                                                     -                    738
        Depreciation and other amortization                                            -                    296
                                                                            ------------           ------------
        Income before interest and income taxes                                        -                     90
        Interest income - net                                                          3                      6
                                                                            ------------           ------------
        Income before income taxes                                                     3                     96
        Income tax benefit                                                             -                     64
                                                                            ------------           ------------
        Net income from discontinued operations of UAS                      $          3           $        160
                                                                            ============           ============


                                                                                 For the Six Months Ended
                                                                            -----------------------------------
                                                                                March 31,             April 1,
                                                                                  2002                  2001
                                                                            -------------          ------------

        Net sales                                                           $      4,024           $     12,728
        Cost of goods sold                                                         3,092                 10,300
        Selling and administrative                                                   239                  1,490
        Depreciation and other amortization                                          109                    541
        Gain on sale of UAS                                                         (110)                     -
                                                                            ------------            -----------
        Income before interest and income taxes                                      694                    397
        Interest income - net                                                          4                     12
                                                                            ------------            -----------
        Income before income taxes                                                   698                    409
        Income tax benefit                                                             -                     11
                                                                            ------------            -----------
        Net income from discontinued operations of UAS                      $        698            $       420
                                                                            ============            ===========

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

         As of December 30, 2001, the $1,000,000 subordinated promissory note was valued at its face amount. The $2,500,000 subordinated note, $1,500,000 of preferred stock and warrants were valued at $1,326,000 which represented the value received upon the sale of these instruments in a transaction, with a party affiliated with the purchaser of UAS, on February 1, 2002.

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

6.       GOODWILL

         On March 31, 2002, the Company recorded a $9,519,000 impairment loss related to goodwill at Sterling in connection with the proposed sale of Sterling (Note 7).

         The Company has also evaluated the remaining goodwill of $12,472,000 related to UOE for potential impairment. The current projected undiscounted cash flows support the value of goodwill as of March 31, 2002. However, given that the Company is only six months out of the development stage and due to the current liquidity issues and market conditions in general, there are no assurances that the Company will be able to achieve future cash flow projections. The Company intends to obtain an outside valuation of UOE in connection with the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, as of September 30, 2002.

7.       LOSS ON ASSETS TO BE DISPOSED OF

         On April 17, 2002, the Company entered into a stock purchase agreement with Umicore whereby the Company agreed to sell 100% of the outstanding stock of Sterling to Umicore. The purchase price is $13,000,000 and will be reduced by the assumption by Umicore of certain liabilities and indebtedness of Sterling that currently approximate $10,010,000, resulting in estimated cash proceeds of $2,990,000. In addition to the cash at closing, the Company may receive additional consideration of $5,000,000 cash upon the award and full funding of certain contracts on or before June 30, 2002, and up to an aggregate of $10,000,000 in cash to be paid upon the attainment of certain cumulative operating results targets at two points in time, not more than 45 days after September 30, 2004 and September 30, 2006. In connection with the sale, the Company will grant Umicore warrants to purchase 3% of the outstanding common stock of the Company on a fully-diluted basis (including outstanding in-the-money stock options for such calculation) as of the closing date. The exercise price of the warrants is $0.6975 and they will expire 5 years from the date of issuance. The sale is expected to close in May 2002.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Live Assets and for Long-Lived Assets to be Disposed Of," the net assets of Sterling were determined to be impaired and a $16,000,000 loss on assets to be disposed of was recorded as of March 31, 2002. The impairment loss was measured as the amount by which the carrying amount of the net assets exceeded the fair value of the net assets. The estimate of fair value (less costs to sell) was based upon the expected future undiscounted cash flows from the sale of Sterling but excludes the potential contingent consideration of up to $15,000,000. The amount of the impairment loss was allocated to eliminate the remaining goodwill at Sterling ($9,519,000), to eliminate the remaining intangible assets of Sterling ($3,864,000) and to reduce the value of the fixed assets at Sterling ($2,617,000).

8.       CURRENT PORTION OF LONG-TERM DEBT

         On November 9, 2001, concurrent with the closing of the sale of UAS, the Company repaid in cash the $5,000,000 note payable to Emcore Corporation and related accrued interest of $83,750. Also during the first quarter of Fiscal 2002, the Company issued from treasury, 18,186 shares of stock as payment of additional interest on the note. The stock was valued on the date of issuance at approximately $64,000.

         During the first two quarters of Fiscal 2002, the Company executed unsecured promissory notes payable to certain vendors in an effort to address delinquent payables issues. The notes are short-term in nature and bear interest at rates ranging from 4.75% to 10%. The balance of these vendor notes payable approximates $3,983,000 at March 31, 2002.

         At March 31, 2002, the Company has reclassified $8,796,000 of the long-term portion of capital leases to short-term as a result of default notices received from the lessors. The Company has received preliminary modification agreements with respect to certain capital lease agreements and continues to work with its debt holders and vendors on achievable payment plans.

9.       DISCONTINUED OPERATIONS OF HPPI

         The Company sold its High Performance Plastics segment during Fiscal 2000. The accompanying Condensed Consolidated Financial Statements reflect the run-out operations of the High Performance Plastics segment as discontinued operations in accordance with APB No. 30.

         Net liabilities of the discontinued operations have been segregated on the March 31, 2002 and September 30, 2001 interim condensed consolidated balance sheets, the components of which are as follows (in thousands):

                                                                              March 31,            September 30,
         Net Liabilities of Discontinued Operations of HPPI                     2002                    2001
                                                                            ------------          --------------
         Assets:
         Cash                                                               $        111           $        109
         Prepaid and other assets                                                     19                    194
                                                                            ------------           ------------
         Total assets                                                                130                    303
                                                                            ------------           ------------

         Liabilities:
         Current note payable                                                        658                  1,000
         Trade payables                                                              325                     45
         Other accrued expenses                                                      526                  1,168
                                                                            ------------           ------------
         Total liabilities                                                         1,509                  2,213
                                                                            ------------           ------------
         Net liabilities of discontinued operations of HPPI                 $      1,379           $      1,910
                                                                            ============           ============

         The results of operations for all periods presented have been restated for discontinued operations. The operating results of discontinued operations are as follows (in thousands):

                                                                                For the Three Months Ended
                                                                            -----------------------------------
                                                                               March 31,              April 1,
                                                                                 2002                   2001
                                                                            ------------           ------------
         Selling and administrative                                         $         26           $         29
                                                                            ------------           ------------
         Loss before interest and income taxes                                       (26)                   (29)
         Interest (expense) income - net                                             (11)                     6
                                                                            ------------           ------------
         Loss before income taxes                                                    (37)                   (23)
         Income tax benefit                                                            -                      2
                                                                            ------------           ------------
         Loss from discontinued operations of HPPI                          $        (37)          $        (21)
                                                                            ============           ============



                                                                                 For the Six Months Ended
                                                                            -----------------------------------
                                                                               March 31,              April 1,
                                                                                 2002                   2001
                                                                            ------------          ------------
         Selling and administrative                                         $         23           $         35
                                                                            ------------           ------------
         Loss before interest and income taxes                                       (23)                   (35)
         Interest income (expense) - net                                             (22)                     5
                                                                            ------------           ------------
         Loss before income taxes                                                    (45)                   (30)
         Income tax benefit                                                            -                      5
                                                                            ------------           ------------
         Loss from discontinued operations of HPPI                          $        (45)          $        (25)
                                                                            ============           ============

10.      COMMITMENTS AND CONTINGENCIES

         Litigation

         On February 23, 2001, the Company and its wholly-owned subsidiary, Sterling, were served with a complaint by AFG-NVC, LLC in the Loudoun County, Virginia Circuit Court. The complaint sought approximately $8,106,000 for alleged default under a lease and benefits that the landlord believed it would have received under such lease. The Company filed an answer seeking not less than $7,000,000 for breaches of contract, fraud and constructive fraud on the part of the plaintiff. On February 11, 2002, the Company reached a settlement and on April 26, 2002 executed a settlement agreement with the plaintiff whereby the Company has paid AFG-NVC, LLC $650,000 in the form of a secured promissory note and 300,000 shares of the Company's common stock (valued at approximately $135,000 at the time of settlement). The promissory note is secured by a security interest in the Company's Stirling, New Jersey facility which is currently held for sale. The term of the note is one year and is due in full at maturity. Interest is payable quarterly at 8% per annum. The Company recorded the $785,000 settlement during the first quarter of Fiscal 2002.

         The Company has been served with several actions brought by vendors seeking approximately $2,225,000 for equipment purchases for which the Company has failed to make payments. The Company has returned equipment and is negotiating a settlement with one plaintiff related to $1,125,000 of the equipment purchases. The Company is seeking to resolve the other outstanding litigation by settlement. The Company cannot predict the outcome or the impact that these actions may have on the Company.

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

         Based on information available as of March 31, 2002, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

11.      START-UP COSTS

         UOE and NorLux emerged from the development stage during the first quarter of Fiscal 2002. During the three and six month periods ended April 1, 2001, approximately $4,727,000 and $9,264,000 of start-up costs for UOE and NorLux were included in selling and administrative costs.

12.      INCOME TAXES

         At September 30, 2001, the Company established a deferred tax valuation allowance of approximately $17,870,000 because management could not conclude that it is more likely than not that the deferred tax asset could be realized. As a result, no income tax benefit was recognized during the three and six month periods ended March 31, 2002 for losses incurred during the period. During the three and six month period ended March 31, 2002, an income tax benefit of approximately $908,000 was recognized related to a federal tax refund due the Company as a result of recently enacted tax legislation. This benefit was partially offset by income tax expense of a consolidated subsidiary which is not part of the overall consolidated tax group.

         The provision for income tax benefit for the three and six month periods ended April 1, 2001 was calculated through the use of the estimated annual income tax rates based on projected annualized income.

         The Internal Revenue Service has identified transactions similar to the Uniroyal Liability Management Company formation and subsequent sale of its stock as a tax shelter and has required taxpayers, including the Company, to register with the Office of Tax Shelters section of the Internal Revenue Service. During Fiscal 2000 and Fiscal 1999 the Company recognized tax benefits of approximately $14,638,000 and $2,278,000, respectively, related to the capital loss generated from the sale of a portion of the stock of this subsidiary.

13.      LOSS PER COMMON SHARE

         For the three and six month periods ended March 31, 2002, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 27,983,449 and 27,929,584, respectively. Inclusion of warrants to purchase 732,790 shares of common stock at $2.1875 per share and additional stock options to purchase 6,362,211 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

         For the three and six month periods ended April 1, 2001, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 25,869,954 and 25,854,048, respectively. Inclusion of warrants to purchase 735,770 shares of common stock at $2.1875 per share and additional stock options to purchase 3,976,913 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

14.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                                      Six Months Ended
                                                                            ------------------------------------
                                                                            March 31, 2002         April 1, 2001
                                                                            --------------         -------------
         Interest payments (net of capitalized
           interest) - continuing operations                                $    1,151             $        947
         Interest payments (net of capitalized
           interest) - discontinued operations                                      33                       10
         Income tax payments - continuing
           operations                                                                7                      151
         Income tax payments - discontinued
           operations                                                               19                    1,981

         For the six months ended March 31, 2002 and April 1, 2001, purchases of property, plant and equipment and net cash used in financing activities do not include $28,000 and $3,500,000, respectively, related to property held under capital leases. The leases relate to equipment purchased for the Compound Semiconductor and Optoelectronics segment.

         During the six months ended March 31, 2002 and April 1, 2001, the Company made matching contributions to its 401(K) Savings Plan of $139,000 and $124,000, respectively, through the re-issuance of 43,301 and 19,905 common shares from the treasury, respectively.

         During the six months ended March 31, 2002, the Company reissued from treasury 37,189 restricted shares of its common stock under the 2000 Stock Plan. Compensation expense recorded in connection with the grants approximated $119,000. No grants were issued under the 2000 Stock Purchase Plan during the six months ended April 1, 2001.

15.      SEGMENT INFORMATION

         Segment information for the three and six month periods ended March 31, 2002 and April 1, 2001 is as follows (in thousands):

                                                             For the Three Months Ended        For the Six Months Ended
                                                            ----------------------------     ----------------------------
                                                              March 31,       April 1,         March 31,       April 1,
                                                                 2002           2001             2002            2001
                                                            ------------    ------------     ------------    ------------
         Net Sales:
         Compound Semiconductor
           and Optoelectronics                              $      2,098    $      1,004     $      4,516    $      2,170
                                                            ============    ============     ============    ============

         Loss before interest, income taxes,
           minority interest and discontinued
           operations:
         Compound Semiconductor
           and Optoelectronics                              $    (25,102)   $     (9,847)    $   (34,297)    $    (18,238)
         Corporate                                                (1,484)         (1,873)         (4,853)          (3,738)
                                                            ------------    ------------     -----------     ------------
         Total                                              $    (26,586)   $    (11,720)    $   (39,150)    $    (21,976)
                                                            ============    ============     ===========     ============


         Segment information as of March 31, 2002 and September 30, 2001 is as follows (in thousands):

                                                                              March 31,           September 30,
                                                                                2002                  2001
                                                                            ------------         --------------
         Identifiable Assets:
         Compound Semiconductor
           and Optoelectronics                                              $     79,945           $     98,251
         Corporate                                                                 4,989                 12,958
         Discontinued operations                                                   8,661                 21,480
                                                                            ------------           ------------
         Total                                                              $     93,595           $    132,689
                                                                            ============           ============

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results Of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and footnotes contained in this Form 10-Q for the period ended March 31, 2002. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and assumptions about the Company, economic and market factors and the industries in which we do business, among other things. These statements are not guarantees of future performance, and we have no specific intention to update these statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "may," "will," "believe," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements.

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

o        our future financial performance;

o        our ability to obtain necessary financing;

o        delays in developing and commercializing new products;

o        our ability to obtain sales orders;

o        increased competition;

o        price erosion of our products;

o        the variability of future operating results;

o changes in the industries in which we compete or plan to compete, especially the HB-LED and semiconductor industries, including overall growth of the industries;

o        the acceptance of our products in the marketplace;

o        availability, retention and performance of key personnel;

o        relations with employees, customers and suppliers;

o        our ability to obtain and protect key intellectual property;

o        economic conditions generally and in our industries; and

o        our ability to complete sales of assets on satisfactory terms.

Overview

Uniroyal Technology Corporation is transitioning from a plastics and chemical company to a high technology company focused primarily on high brightness light-emitting diodes and lighting solutions. In the last two years the Company has sold two plastics and chemicals business segments and has re-deployed the proceeds from those asset sales into paying down debt and investing in technology and capital spending within the high technology businesses. The Company has announced it will sell its remaining plastics and chemicals business segment (Coated Fabrics) sometime in the next twelve months. The operating results of the Coated Fabrics business segment, as well as certain expenses of the previously sold business segments, are reported as discontinued operations in the Company's Statement of Operations.

During May 2000, the Company acquired, for approximately 2.0 million shares of Uniroyal common stock and employee stock options, all of the outstanding shares of Sterling Semiconductor, Inc., a technology company developing and manufacturing semiconductor materials made from silicon carbide. When purchased, Sterling was primarily in its early stages of development and continues to be so today. Since late Fiscal 2001 and continuing into Fiscal 2002, the Company has been experiencing severe liquidity constraints which caused the Company to re-examine its strategic direction because of the investment required at its high brightness light-emitting diode facility as well as at the silicon carbide operations. In April 2002, the Company announced that it had reached an agreement to sell the silicon carbide operations. The transaction is expected to close in May 2002, subject to obtaining regulatory approval. The Company will now focus on its high brightness light-emitting diode business. The financial performance of Sterling is included in the results of the Compound Semiconductor and Optoelectronics business segment.

The market for high brightness light-emitting diodes is estimated by a syndicated research firm to be $1.5 billion and is expected to triple in size over the next five years. The markets utilizing high brightness light-emitting diodes include back-lighting for wireless handsets, full color displays and signage, traffic signals, general illumination, automotive and other lighting applications. The Company expects to participate in all of the previously mentioned markets.

Second Quarter Fiscal 2002 Compared with the Second Quarter Fiscal 2001

Net Sales. The Company's net sales from continuing operations increased 109% in the second quarter of Fiscal 2002 to $2,098,000 from $1,004,000 in the second quarter of Fiscal 2001. The increase is attributable to significant gains in sales of high brightness light-emitting diodes which more than offset a decline in the Company's silicon carbide operation. High brightness light-emitting diodes accounted for 67% of the total sales this quarter versus less than one percent for the second quarter of the previous year.

The growth in the high brightness light-emitting diodes business was due primarily to increased volume of ultraviolet (UV) product which was shipped primarily to Asian customers. Also, during the second quarter of this year the Company shipped a significant amount of lower priced product from inventories in an effort to raise cash and upgrade the quality of the inventories.

Average selling prices have declined significantly in the marketplace versus the previous year, which resulted in lower dollar sales levels, offsetting the dramatic increase in the volume of die shipped this quarter. The Company continues to target development toward value-added products which command premium selling prices, such as blue product with low forward voltage, as well as green and amber colors which are in high demand. Sales for these products, which are primarily in development stage, were moderate this quarter.

Revenues of silicon carbide products declined in the second quarter of this year versus the second quarter of the previous year due to lower revenue from government contracts as well as lower sales of product used in commercial applications. The primary reason for the decline was the Company's cash flow difficulties which resulted in the availability of lower quantities of raw materials for production.

Cost of Sales. Cost of sales increased by $3,690,000 to $5,021,000 in the second quarter of Fiscal 2002 from $1,331,000 in the second quarter of Fiscal 2001. The increase is primarily attributable to the emergence of Uniroyal Optoelectronics, LLC ("UOE") and NorLux Corp. ("NorLux") from the development stage at the beginning of Fiscal 2002. During the second quarter of Fiscal 2001, UOE and NorLux incurred significant start-up costs of approximately $4,727,000 which were classified within selling and administrative expense.

Selling and Administrative. Selling and administrative costs decreased $3,404,000 to $3,810,000 in the second quarter of Fiscal 2002 from $7,214,000 in the second quarter of Fiscal 2001. The decrease is primarily attributable to the emergence of UOE and NorLux from the development stage at the beginning of Fiscal 2002 as previously discussed. The decrease in selling and administrative expenses related to start-up costs of UOE and NorLux was partially offset by an increase in unallocated corporate overhead costs. During the second quarter of Fiscal 2001, approximately $494,000 of corporate overhead was allocated to the operations of Uniroyal Adhesives & Sealants ("UAS") and Uniroyal Engineered Products ("UEP"). No corporate overhead was allocated to the discontinued operations of UAS or UEP during the second quarter of Fiscal 2002.

Depreciation and Other Amortization. Depreciation and other amortization increased $467,000 to $3,853,000 in the second quarter of Fiscal 2002 from $3,386,000 in the second quarter of Fiscal 2001. The increase is primarily due to the net effect of the increase in depreciation expense of $1,081,000 as a result of capital expenditures and the decrease in the amortization of Sterling goodwill of $669,000 due to the impairment and related reduction of Sterling goodwill at September 30, 2001.

Loss on Assets to be Disposed Of. The loss on assets to be disposed of was $16,000,000 during the second quarter of Fiscal 2002 versus $793,000 during the second quarter of Fiscal 2001. The $16,000,000 loss on assets to be disposed of during the second quarter of Fiscal 2002 relates to asset impairments at Sterling as a result of the proposed sale of Sterling. The $793,000 loss on assets to be disposed of during the second quarter of Fiscal 2001 related to a write-off of certain assets to be disposed of at Sterling of $686,000 and a write-down of $107,000 related to the Stirling, New Jersey facility held-for-sale.

Interest Income (Expense). Interest income decreased $447,000 to $30,000 during the second quarter of Fiscal 2002 from $477,000 during the second quarter of Fiscal 2001. The decrease is primarily due to the reduction of cash available for investment purposes as the Company continued to invest heavily for capital expansion and start-up costs within the Compound Semiconductor and Optoelectronics segment.

Interest expense increased $290,000 to $601,000 during the second quarter of Fiscal 2002 from $311,000 during the second quarter of Fiscal 2001. The increase is primarily due to the capitalization of $358,000 of interest expense during the second quarter of Fiscal 2001 as part of the construction costs of UOE and Sterling. No interest was capitalized during the second quarter of Fiscal 2002. The increase in interest expense due to lack of interest capitalization was partially offset by a reduction in interest expense due to an overall decrease in capital lease debt.

Income Tax Benefit. The income tax benefit decreased $2,118,000 to $701,000 during the second quarter of Fiscal 2002 from $2,819,000 during the second quarter of Fiscal 2001. In the fourth quarter of Fiscal 2001, the Company recorded a deferred tax valuation allowance. As a result, no deferred tax benefit was recognized during the second quarter of Fiscal 2002 for losses incurred during the period. During the second quarter of Fiscal 2002, an income tax benefit of approximately $908,000 was recognized related to a federal tax refund due the Company as a result of recently enacted legislation. This benefit was partially offset by income tax expense of a consolidated subsidiary which is not part of the overall consolidated tax group.

The provision for income tax benefit for the second quarter of Fiscal 2001 was calculated through the use of estimated annual income tax rates based upon projected annualized income.

Minority Interest in Net Losses of Consolidated Joint Venture. The allocation of minority interest in the UOE joint venture ceased in August 2001 as a result of the buyout by the Company of the joint venture partners' remaining interest. During the second quarter of Fiscal 2001, 49% of the losses in UOE were allocated to the joint venture partner.

Discontinued Operations. Income from discontinued operations, net of income taxes, represented the operational results of UAS and UEP in the second quarter of Fiscal 2001 prior to the measurement date as defined in Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). During the second quarter of Fiscal 2002, the operations of UEP, after the measurement date of January 7, 2002, and the run-out activity of UAS after its sale on November 9, 2001, are included in the gain on disposition of discontinued operations line. The gain (loss) on disposition of discontinued operations, net of income taxes, also includes minor run-out expenses of the High Performance Plastics Segment which was sold in February 2000.

First Two Quarters Fiscal 2002 Compared with the First Two Quarters Fiscal 2001

Net Sales. The Company's net sales from continuing operations increased 108% in the first two quarters of Fiscal 2002 to $4,516,000 from $2,170,000 in the first two quarters of Fiscal 2001. Sales of high brightness light-emitting diodes, which accounted for 66% of the overall sales, increased significantly in the first two quarters of Fiscal 2002 versus the first two quarters of Fiscal 2001. The primary reason for the significant increase in the sales of high brightness light-emitting diodes was increased shipments of ultraviolet product, which was used primarily for currency counterfeit detection. Sales of ultraviolet products accounted for 74% of the total sales for the first two quarters of Fiscal 2002. For the first two quarters of Fiscal 2001, sales of high brightness light-emitting diode products accounted for nine percent of the total sales from continuing operations.

Revenue of silicon carbide products declined in the first two quarters of Fiscal 2002 by 25% due to lower revenue from government contracts as well as lower sales of product used for commercial applications. The primary reason for the decline was the Company's cash flow difficulties which resulted in the availability of lower quantities of raw materials for production and delays in shipment of equipment necessary to fulfill revenue for government contracts. Such equipment was installed in April which should lead to increased revenue from government contracts in the second two quarters of Fiscal 2002.

Cost of Sales. Cost of sales increased by $8,642,000 to $11,142,000 in the first two quarters of Fiscal 2002 from $2,500,000 in the first two quarters of Fiscal 2001. The increase is primarily attributable to the emergence of UOE and NorLux from the development stage at the beginning of Fiscal 2002. During the first two quarters of Fiscal 2001 UOE and NorLux incurred significant start-up costs of approximately $9,264,000 which were classified within selling and administrative expense. The balance of the increase is primarily due to start-up costs associated with increased capacity and personnel put in place.

Selling and Administrative. Selling and administrative costs decreased $5,241,000 to $8,998,000 in the first two quarters of Fiscal 2002 from $14,239,000 in the first two quarters of Fiscal 2001. The decrease is primarily attributable to the emergence of UOE and NorLux from the development stage at the beginning of Fiscal 2002 as previously discussed. The decrease in selling and administrative expenses related to start-up costs of UOE and NorLux was partially offset by a $785,000 charge in the first two quarters of Fiscal 2002 for settlement of outstanding litigation; a $471,000 non-cash charge in the first two quarters of Fiscal 2002 for the realignment of executive benefit programs; and an increase in unallocated corporate overhead costs. During the first two quarters of Fiscal 2001, approximately $954,000 of corporate overhead was allocated to the operations of UAS and UEP compared to $213,000 allocated to the operations of UEP during the first two quarters of Fiscal 2002.

Depreciation and Other Amortization. Depreciation and other amortization increased $912,000 to $7,526,000 in the first two quarters of Fiscal 2002 from $6,614,000 in the first two quarters of Fiscal 2001. The increase is primarily due to the net effect of the increase in depreciation expense of $2,105,000 as a result of capital expenditures, the increase in the amortization of UOE intangible assets of $180,000 associated with the buyout of the UOE minority interest in August 2001, and the decrease in the amortization of Sterling goodwill of $1,339,000 due to the impairment and related reduction of Sterling goodwill at September 30, 2001.

Loss on Assets to be Disposed Of. The loss on assets to be disposed of was $16,000,000 during the first two quarters of Fiscal 2002 versus $793,000 during the first two quarters of Fiscal 2001. The $16,000,000 loss on assets to be disposed of during the first two quarters of Fiscal 2002 relates to asset impairments at Sterling as a result of the proposed sale of Sterling. The $793,000 loss on assets to be disposed of during the first two quarters of Fiscal 2001 related to a write-off of certain assets to be disposed of at Sterling of $686,000 and a write-down of $107,000 related to the Stirling, New Jersey facility held-for-sale.

Interest Income (Expense). Interest income decreased $1,264,000 to $68,000 during the first two quarters of Fiscal 2002 from $1,332,000 during the first two quarters of Fiscal 2001. The decrease is primarily due to the reduction of cash available for investment purposes as the Company continued to invest heavily for capital expansion and start-up costs within the Compound Semiconductor and Optoelectronics segment.

Interest expense increased $319,000 to $1,224,000 during the first two quarters of Fiscal 2002 from $905,000 during the first two quarters of Fiscal 2001. The increase is primarily due to the capitalization of $358,000 of interest expense during the first two quarters of Fiscal 2001 as part of the construction costs of UOE and Sterling compared to $25,000 of interest capitalized during the first two quarters of Fiscal 2002. The increase in interest expense due to lack of interest capitalization was partially offset by a reduction in interest expense due to an overall decrease in capital lease debt.

Income Tax Benefit. The income tax benefit decreased $4,391,000 to $711,000 during the first two quarters of Fiscal 2002 from $5,102,000 during the first two quarters of Fiscal 2001. In the fourth quarter of Fiscal 2001, the Company recorded a deferred tax valuation allowance. As a result, no deferred tax benefit was recognized during the first two quarters of Fiscal 2002 for losses incurred during the period. During the first two quarters of Fiscal 2002, an income tax benefit of approximately $908,000 was recognized related to a federal tax refund due the Company as a result of recently enacted legislation. This benefit was partially offset by income tax expense of a consolidated subsidiary which is not part of the overall consolidated tax group.

The provision for income tax benefit for the first two quarters of Fiscal 2001 was calculated through the use of estimated annual income tax rates based upon projected annualized income.

Minority Interest in Net Losses of Consolidated Joint Venture. The allocation of minority interest in the UOE joint venture ceased in August 2001 as a result of the buyout by the Company of the joint venture partners' remaining interest. During the first two quarters of Fiscal 2001, 49% of the losses in UOE were allocated to the joint venture partner.

Discontinued Operations. Income (loss) from discontinued operations, net of income taxes, represented the operational results of UAS and UEP in the first two quarters of Fiscal 2001 prior to the measurement date as defined in APB No.
30. During the first two quarters of Fiscal 2002, the operations of UEP, after the measurement date of January 7, 2002, and the run-out activity of UAS after its sale on November 9, 2001, are included in the gain on disposition of discontinued operations line. The gain (loss) on disposition of discontinued operations, net of income taxes, also includes minor run-out expenses of the High Performance Plastics Segment which was sold in February 2000.

Liquidity and Capital Resources

For the first two quarters of Fiscal 2002, continuing operations used $2,451,000 of cash compared to $13,459,000 of cash used by continuing operations during the first two quarters of Fiscal 2001. The decrease in cash used by continuing operations for the first two quarters of Fiscal 2002 resulted primarily from the receipt of a $5,414,000 income tax refund and an increase in trade accounts payable.

Net cash provided by investing activities for the first two quarters of Fiscal 2002 was $9,898,000 compared to net cash used in investing activities of $5,860,000 for the first two quarters of Fiscal 2001. The net proceeds from the sale of the Specialty Adhesives segment more than offset the expenditures for capital equipment.

Net cash used in financing activities during the first two quarters of Fiscal 2002 was $9,374,000 compared to $5,003,000 used during the first two quarters of Fiscal 2001. Proceeds from the sale of the Specialty Adhesives segment during the first quarter of Fiscal 2002 were used to repay a $5,000,000 loan from Emcore Corporation and pay down a portion of the revolving line of credit. Other term loan repayments reflect normal amortization of capital leases.

The Company continues to experience losses from continuing operations and negative cash flows, and has an accumulated deficit of $50,199,000 as of March 31, 2002. Net cash used by continuing operations for the two quarters ended March 31, 2002 was $2,451,000 and it is likely that cash flow from continuing operations will be negative throughout Fiscal 2002. The Company had a working capital deficiency at March 31, 2002 of $25,115,000 compared to working capital of $5,836,000 as of September 30, 2001. At March 31, 2002, the Company's principal source of liquidity is $852,000 of cash and cash equivalents and $1,698,000 of availability under a revolving credit facility. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding.

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

On February 1, 2002, the Company received, from a party affiliated with the purchaser of UAS, $1,326,000 for the sale of a $2,500,000 subordinated promissory note, the preferred stock and warrants received in the sale of UAS which was sold on November 9, 2001. In anticipation of the sale of the note, preferred stock and warrants, the Company reduced the gain on the sale of the discontinued operations of UAS by approximately $2,674,000 in the first quarter of Fiscal 2002.

During the first two quarters of Fiscal 2002, the Company executed unsecured promissory notes payable to certain vendors, totaling approximately $3,983,000, in an effort to address delinquent payables issues. As of May 1, 2002, the Company has defaulted on certain promissory note payments, capital lease payments and vendor payments due and continues to work with its debt holders and vendors on achievable payment plans. The Company continues to seek additional sources of financing for its operations and is exploring the sale of certain other assets as well.

On April 17, 2002, the Company entered into a definitive stock purchase agreement with Umicore USA, Inc. ("Umicore") for the sale of 100% of the common stock of Sterling. The sale is subject to various contingencies, including completion of due diligence and obtaining regulatory approval. The Company expects the sale to close in May 2002.

The operating results for the first two quarters of Fiscal 2002 and Fiscal 2001 have occurred while the Company has been repositioning its operations away from the mature, industrial-based activities and into the high-growth compound semiconductor technology industry. The transition to this business segment has required significant investment spending related to start-up costs and capital expenditures. Many of the markets in this business segment are characterized by long lead times for new products requiring significant working capital investments and extensive testing, qualification and approval by the Company's customers and end users of products. This business segment is marked by intense competition requiring the Company to introduce new products in a timely and cost-effective manner. This business segment started operations in the second quarter of Fiscal 2000 and has a limited operating history. The segment faces risks and difficulties as an early stage business in a high-growth and rapidly evolving industry. These factors have placed a significant strain on the financial resources of the Company. Management has sought to generate additional financial resources by reducing operating costs and selling certain assets and by seeking additional sources of financing, including bank and other lender financing as well as private placements. The ability of the Company to operate as a going concern and the ultimate success of the Company depends on its ability to obtain additional financing, to continue reducing operating costs and, ultimately to generate higher sales levels to attain profitability.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods could differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies are affected by significant estimates and judgments that are important to the portrayal of the Company's financial condition and operating results:

o Revenue is recognized upon shipment of products to customers provided that title and risk of loss has transferred, collection of the resulting receivable is probable, product returns are estimable and there are no remaining significant obligations. In the case of contract revenues with the United States Government, contract revenues are recognized by the relationship of costs incurred to total estimated contract costs. The Company provides for future product returns at the time revenue is recognized based on historical experience.

o The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is determined based upon a number of factors, including delinquency rates, bankruptcy filings, historical charge-off patterns and management judgment. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required which would reduce income in the period in which the facts that give rise to the adjustment become known.

o Inventories are valued using the lower of cost or estimated market value. Inventory obsolescence reserves are based upon the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

o The Company recorded a valuation allowance to reduce its deferred tax assets to zero as management could not conclude that it is more likely than not that the deferred tax assets would be realized. The allowance is based upon assessments of historical losses and projected future operating results. If and when the Company generates future taxable income against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would be reported in future years.

o The carrying value of long-lived assets, including goodwill and identifiable intangible assets, are reviewed when events and circumstances indicate that the carrying value of the asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based upon the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined generally using the cash flows discounted at a rate commensurate with the risk involved. Where available, the Company would also obtain appraisals or use other indicators of fair value. For assets to be disposed of, the fair value is reduced for the cost of the disposal. The cash flows used in such analyses involve considerable management estimates and judgments. Should the actual cash flows vary from the estimated amounts, additional write-downs of the asset may be warranted in a future period.

o The Company uses significant assumptions in determining its post-retirement medical expense and obligations. These assumptions include determining an appropriate discount rate, medical trend rate, retirement date, mortality and participation rates. The Company uses a qualified actuary to calculate the post-retirement medical expense and obligations based upon these assumptions and actual employee census data.

o A significant amount of management estimate and judgment is required in determining when, or if, an accrual should be recorded for a contingent matter, particularly for environmental and litigation issues. The Company records an estimated loss from a contingency when information becomes available that indicates it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss is reasonably estimable.

Recent Accounting Pronouncements

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The Company is exposed to various market risks, including changes in interest rates. The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates on its floating rate revolving credit advances and investment portfolio. The Company's risk management policy includes the use of derivative financial instruments (interest rate swaps) to manage its interest rate exposure on long-term variable rate debt. The counter parties are major financial institutions. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. No interest rate swaps are outstanding at March 31, 2002.

At March 31, 2002, the Company had approximately $852,000 of cash and cash equivalents subject to variable short-term interest rates and approximately $4.5 million of floating rate revolving credit advances. Because of the short-term nature or floating rates, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon the net balance, a change of one percent in the interest rate would cause a change in net interest expense of approximately $36,000 on an annual basis.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         (a) On February 23, 2001, the Company and its wholly owned subsidiary, Sterling, were served with a complaint by AFG-NVC, LLC in the Loudoun County, Virginia Circuit Court. The complaint sought approximately $8,106,000 for alleged default under a lease and benefits that the landlord believed it would have received under such lease. The Company filed an answer seeking not less than $7,000,000 for breaches of contract, fraud and constructive fraud on the part of the plaintiff. On February 11, 2002, the Company reached a settlement and on April 26, 2002, executed settlement documents with the plaintiff whereby the Company paid AFG-NVC, LLC $650,000 in the form of a secured promissory note and 300,000 shares of the Company's common stock (valued at approximately $135,000 at the time of settlement). The promissory note is secured by a security interest in the Company's Stirling, New Jersey facility which is currently held for sale. The term of the note is one year and is due in full at maturity. Interest is payable quarterly at 8% per annum. The Company recorded the $785,000 settlement during the first quarter of Fiscal 2002.

         (b) The Company has been served with several actions brought about by vendors seeking approximately $2,225,000 for equipment purchases for which the Company has failed to make payments. The Company has returned equipment and is negotiating a settlement with one plaintiff related to $1,125,000 of the equipment purchases. The Company is seeking to resolve the other outstanding matters by settlement. The Company cannot predict the outcome or the impact that these actions may have on the Company.

         (c) The Company knows of no other pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business, an adverse outcome of which would not be expected to have a material impact on the Company.

         (d) No other legal proceedings were terminated during the six months ended March 31, 2002, other than routine litigation incidental to the Company's business.

Item 2.  Changes in Securities

               None.

Item 3.  Default upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
..

               10.16 Uniroyal Technology Corporation 1992 Stock Option Plan, as
                     Amended and Restated to January 1, 2002.

               10.28 Uniroyal Technology Corporation 1992 Non-Qualified Stock
                     Option Plan, as Amended and Restated to January 1, 2002.

               10.40 Uniroyal Technology Corporation 1994 Stock Option Plan, as
                     Amended and Restated to January 1, 2002.

               10.62 Uniroyal Technology Corporation 2001 Stock Option Plan as
                     Amended and Restated to January 1, 2002.

               10.68 Uniroyal Technology Corporation 2001 Non-Executive Stock
                     Option Plan Adopted March 17, 2001 as Amended and Restated to January 1, 2002.

         (b)   Reports on Form 8-K

               Form 8-K filed on February 12, 2002 related to the restatement of the September 30, 2001 consolidated financial statements for the discontinued operations of the Coated Fabrics segment.

               Form 8-K filed on May 13, 2002 related to the pro-forma information of the proposed sale of Sterling Semiconductor, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:  May 15, 2002                    By:/s/ George J. Zulanas, Jr.
       ------------                       --------------------------------------
                                          George J. Zulanas, Jr., Executive Vice
                                            President, Treasurer and Chief
                                            Financial Officer