Form 10-Q
period 2002-06-30
UNIROYAL TECHNOLOGY CORP
filed 2002-08-19
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     ------


                                    FORM 10-Q
(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

  [    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to______


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

         Total number of shares of outstanding stock as of July 28, 2002

                             Common stock 28,357,626

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                               June 30,           September 30,
                                                                                2002                  2001
                                                                           --------------        --------------
    Current assets:

       Cash and cash equivalents                                           $         114         $       2,035

       Trade accounts receivable (less estimated reserve for doubtful
       accounts of $4 and $5, respectively) (Note 2)                               2,061                 1,167

       Inventories (Note 3)                                                        4,895                 6,604

       Accrued income taxes receivable                                                 -                 5,334

       Net assets of discontinued operations of UEP (Note 4)                       7,493                 7,377

       Net assets of discontinued operations of UAS (Note 5)                           -                14,103

       Prepaid expenses and other current assets                                   2,069                 1,876
                                                                           -------------         -------------

       Total current assets                                                       16,632                38,496

    Property, plant and equipment - net                                           52,547                59,588

    Property, plant and equipment held for sale - net                              1,454                 1,597

    Investments (Note 6)                                                           1,011                     -

    Goodwill - net (Note 7)                                                       12,473                23,430

    Other assets - net (Note 8)                                                    1,725                 9,578
                                                                           -------------         -------------

    TOTAL ASSETS                                                           $      85,842         $     132,689
                                                                           =============         =============



                UNIROYAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                        (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,            September 30,
                                                                               2002                   2001
                                                                           -------------         --------------
Current liabilities:
   Current portion of long-term debt (Note 9)                              $      18,198         $      10,760
   Trade accounts payable                                                         17,755                12,917
   Net liabilities of discontinued operations of UAS  (Note 5)                       557                     -
   Net liabilities of discontinued operations of HPPI (Note 10)                    1,454                 1,910
   Accrued expenses:
     Compensation and benefits                                                     4,539                 4,310
     Interest                                                                        192                   151
     Taxes, other than income                                                        359                   240
     Accrued Income taxes                                                            219                     -
     Other                                                                         1,380                 2,372
                                                                           -------------         -------------
   Total current liabilities                                                      44,653                32,660
Long-term debt, net of current portion                                                 -                12,196
Other liabilities                                                                 24,023                24,162
                                                                           -------------         -------------
Total liabilities                                                                 68,676                69,018
                                                                           -------------         -------------
Commitments and contingencies (Note 11)
Minority interest                                                                    225                   225
Stockholders' equity:
   Preferred stock:
     Series C - 0 shares issued and outstanding; par value $0.01; 450
     shares authorized                                                                 -                     -
   Common stock:
     32,662,611  shares issued or to be issued; par value $0.01;
     100,000,000 shares authorized                                                   327                   327
   Additional paid-in capital                                                    112,270               113,904
   Deficit                                                                       (58,302)              (11,260)
                                                                           -------------         -------------
   Less treasury stock at cost - 4,304,985 and 4,794,869                          54,295               102,971
     shares, respectively                                                        (37,354)              (39,525)
                                                                           -------------         -------------
Total stockholders' equity                                                        16,941                63,446
                                                                           -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      85,842         $     132,689
                                                                           =============         =============

            See notes to condensed consolidated financial statements.



                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                            Three Months Ended                Nine Months Ended
                                                       ---------------------------      ----------------------------
                                                           June 30,       July 1,          June 30,          July 1,
                                                            2002           2001             2002              2001
                                                       ------------    -----------      -----------     ------------

Net sales                                              $     3,470     $     1,164      $     7,986     $     3,334

Costs and expenses:
   Costs of goods sold                                       4,634           2,008           15,776           4,508
   Selling and administrative (Note 12)                      3,140           6,085           12,138          20,323
   Depreciation and other amortization                       2,681           3,516           10,207          10,131
   Loss on assets to be disposed of (Note 8)                   974             502           16,974           1,295
                                                       -----------     -----------      -----------     -----------

Loss before interest, income taxes, minority
  interest and discontinued operations                      (7,959)        (10,947)         (47,109)        (32,923)
Interest income                                                 30             210               98           1,542
Interest expense                                              (511)           (352)          (1,735)         (1,257)
                                                       -----------     -----------      -----------     -----------

Loss before income taxes, minority interest
  and discontinued operations                               (8,440)        (11,089)         (48,746)        (32,638)

Income tax benefit (Note 13)                                   120           2,805              831           7,907
                                                       -----------     -----------      -----------     -----------

Loss before minority interest and discon-
  tinued operations                                         (8,320)         (8,284)         (47,915)        (24,731)

Minority interest in losses of consolidated
  joint venture                                                  -           1,901                -           7,359
                                                       -----------     -----------      -----------     -----------

Loss from continuing operations                             (8,320)         (6,383)         (47,915)        (17,372)

Income (loss) from discontinued operations (net
   of income taxes) (Notes 4 and 5)                              -             623             (197)            874

Gain (loss) on disposition of discontinued
   operations (net of income taxes) (Notes 4,
   5 and 10)                                                   217            (370)           1,070            (395)
                                                       -----------     -----------      -----------     -----------

Net loss                                               $    (8,103)    $    (6,130)     $   (47,042)    $   (16,893)
                                                       ===========     ===========      ===========     ===========

Net (loss) income per  share - basic (Note 14)
---------------------------------------------

   Loss from continuing operations                     $     (0.30)    $     (0.24)     $     (1.71)    $     (0.67)
   Income from discontinued operations                        0.01            0.01             0.03            0.02
                                                       -----------     -----------      -----------     -----------
   Net loss                                            $     (0.29)    $     (0.23)     $     (1.68)    $     (0.65)
                                                       ===========     ===========      ===========     ===========

Net (loss) income per share - diluted (Note 14)
----------------------------------------------

   Loss from continuing operations                     $     (0.30)    $     (0.24)     $     (1.71)    $     (0.67)
   Income from discontinued operations                        0.01            0.01             0.03            0.02
                                                       -----------     -----------      -----------     -----------
   Net loss                                            $     (0.29)    $     (0.23)     $     (1.68)    $     (0.65)
                                                       ===========     ===========      ===========     ===========

            See notes to condensed consolidated financial statements.



                         UNIROYAL TECHNOLOGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)


                                                            Three Months Ended                Nine Months Ended
                                                       ---------------------------      ---------------------------
                                                          June 30,        July 1,         June 30,         July 1,
                                                           2002            2001            2002             2001
                                                       ------------    -----------      -----------     -----------

Net loss                                               $    (8,103)    $    (6,130)     $   (47,042)    $   (16,893)
                                                       ------------    -----------      -----------     -----------

Other comprehensive (loss) income:

  Unrealized gain on securities available
    for sale, net of income taxes:

    Unrealized gain on securities
      available for sale (net of income
      tax expense of $34)                                        -               -                -              53

    Reclassification adjustment for
      gains realized in net income                               -               -                -              (9)
                                                       -----------     -----------     ------------     -----------

   Net unrealized gain                                           -               -                -              44
                                                       -----------     -----------     ------------     -----------

Comprehensive loss                                     $     (8,103)   $    (6,130)    $    (47,042)    $   (16,849)
                                                       ============    ===========     ============     ===========






            See notes to condensed consolidated financial statements.


                         UNIROYAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                                   Nine Months Ended
                                                                           ------------------------------------
                                                                               June 30,              July 1,
                                                                                2002                  2001
                                                                           -------------         --------------
OPERATING ACTIVITIES:
  Net loss                                                                 $     (47,042)        $     (16,893)
  Deduct income from discontinued operations                                        (873)                 (479)
                                                                           -------------         -------------
  Loss from continuing operations                                                (47,915)              (17,372)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and other amortization                                          10,207                10,131
     Deferred tax benefit                                                              -                   703
     Loss on assets to be disposed of                                             16,974                 1,295
     Litigation settlement                                                           785                     -
     Minority interest in net losses of consolidated joint venture                     -                (7,359)
     Other                                                                             1                   192
     Changes in assets and liabilities:
       (Increase) decrease in trade accounts receivable                             (894)                  810
       Decrease (increase) in inventories                                          1,709                (3,453)
       Decrease (increase) in prepaid expenses and other assets                    8,255                (8,053)
       Increase in trade accounts payable                                          5,616                 1,704
       Decrease in other accrued expenses                                           (237)                 (504)
       (Decrease) increase in other liabilities                                   (1,013)                  753
                                                                           -------------         -------------
Net cash used in continuing operations                                            (6,512)              (21,153)
Net cash provided by (used in) discontinued operations                             1,305                  (621)
                                                                           -------------         -------------
Net cash used in operating activities                                             (5,207)              (21,774)
                                                                           -------------         -------------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment (Note 15)                           (4,249)              (17,950)
   Investment purchases of available-for-sale securities                               -               (13,015)
   Investment purchases of held-to-maturity securities                                 -                (6,002)
   Proceeds from sales of available-for-sale securities                                -                16,994
   Proceeds from held-to-maturity securities                                           -                23,477
   Proceeds from sale of investment                                                1,326                     -
   Business acquisition                                                                -                (2,750)
   Proceeds from sale of discontinued operations                                  14,425                     -
                                                                           -------------         -------------
Net cash provided by investing activities                                         11,502                   754
                                                                           -------------         -------------

FINANCING ACTIVITIES (Note 15):
   Net (decrease) increase in revolving loan balance                              (1,618)                3,169
   Repayment of term loans                                                        (6,598)               (4,759)
   Proceeds from term loan                                                             -                    95
   Investment by joint venture partner                                                 -                 2,382
   Purchase of treasury stock                                                          -                (7,547)
   Stock options exercised                                                             -                   209
                                                                           -------------         -------------
Net cash used in financing activities                                             (8,216)               (6,451)
                                                                           -------------         -------------
Net decrease in cash                                                              (1,921)              (27,471)
Cash and cash equivalents at beginning of period                                   2,035                36,623
                                                                           -------------         -------------
Cash and cash equivalents at end of period                                 $         114         $       9,152
                                                                           =============         =============

            See notes to condensed consolidated financial statements.

                         UNIROYAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   For the Three Months and Nine Months Ended
                         June 30, 2002 and July 1, 2001

1.       BASIS OF PRESENTATION

         The Interim Condensed Consolidated Financial Statements relate to Uniroyal Technology Corporation, its wholly-owned subsidiaries, Uniroyal HPP Holdings, Inc., Uniroyal Compound Semiconductors, Inc., UnitechIND, Inc. (formerly BayPlas3, Inc.), UEP Holdings, Inc. (formerly BayPlas7, Inc.), UnitechOH, Inc. and UnitechNJ, Inc., and, its majority-owned subsidiary, Uniroyal Liability Management Company, Inc. (collectively, the "Company"). Uniroyal HPP Holdings, Inc. includes its wholly-owned subsidiary, High Performance Plastics, Inc. ("HPPI"). UEP Holdings, Inc. includes its 99% owned subsidiary, Uniroyal Engineered Products, LLC, which includes its operating divisions, Uniroyal Engineered Products ("UEP") and Uniroyal Adhesives and Sealants ("UAS"). Uniroyal Compound Semiconductors, Inc. owns the remaining 1% interest in Uniroyal Engineered Products, LLC. Uniroyal Compound Semiconductors, Inc. includes its wholly-owned subsidiaries, NorLux Corp. ("NorLux"), Sterling Semiconductor, Inc. ("Sterling") and Uniroyal Optoelectronics, Inc. ("UOE"). Uniroyal Liability Management Company includes its wholly-owned subsidiary ULMC2CORP. See Note 4 for information regarding the proposed sale of UEP. See Note 5 for information regarding the sale of UAS. See Note 8 for information regarding the proposed sale of Sterling. See Note 10 for information regarding the sale of HPPI.

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

         Liquidity and Capital Resources

         The Company has experienced liquidity strains, which are now critical, as it has sought to reposition its operations away from the mature, industrial-based activities and into the high-growth compound semiconductor technology industry. The transition to the Compound Semiconductor and Optoelectronics business segment has required significant investment spending related to start-up costs and capital expenditures. Many of the markets served by this business segment are characterized by long lead times for new products requiring significant working capital investments and extensive testing, qualification and approval by the Company's customers and end users of products. This business segment is marked by intense competition requiring the Company to introduce new products in a timely and cost-effective manner. This business segment started operations in the second quarter of Fiscal 2000 and has a limited operating history. The segment faces risks and difficulties as an early stage business in a high-growth and rapidly evolving industry. These factors have placed a significant strain on the financial resources of the Company. The ability of the Company to operate as a going concern and the ultimate success of the Company depend on its ability to obtain additional financing, either outside or within a bankruptcy reorganization, to continue reducing operating costs and, ultimately, to generate higher sales levels to attain profitability.

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a result, these financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company continues to experience losses from continuing operations and negative cash flows, and had an accumulated deficit of $58,302,000 as of June 30, 2002. Net cash used by continuing operations for the three quarters ended June 30, 2002 was $6,512,000 and it is likely that cash flow from continuing operations will be negative throughout Fiscal 2002 and into Fiscal 2003. The Company had a working capital deficiency at June 30, 2002 of $28,021,000 compared to working capital of $5,836,000 as of September 30, 2001. At June 30, 2002, the Company's principal source of liquidity was $114,000 of cash and cash equivalents and $781,000 of availability under a revolving credit facility subject to certain limitations on its use. The Company will need additional funding for operations during the coming year. These conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding. Such funding may be available only as part of a bankruptcy reorganization.


         As of June 30, 2002, the Company has defaulted on certain promissory note payments, capital lease payments and vendor payments due. The Company has reclassified $7,348,000 of capital lease debt outstanding at June 30, 2002 from long-term to short-term based upon default notices received. The Company has received preliminary modification agreements with respect to certain capital lease agreements and continues to work with its debt holders and vendors on achievable payment plans. If the Company is unable to come to an agreement with these parties, they may seek possession of leased property or judicial remedies.

         The Company's strategy to provide liquidity to fund its operations during the coming year consists of reducing operating costs, selling certain assets and obtaining additional financing. The Company has taken steps to reduce future operating costs and cash flows, including the termination of its split dollar life insurance plan and certain other benefit plans for executives and the termination of its defined benefit retirement plan on December 28, 2001. These terminations resulted in a reduction of net assets and additional expense to the Company of approximately $471,000, which was recorded in the first quarter of Fiscal 2002. These terminations will result in savings to the Company of approximately $800,000 in expense and approximately $560,000 of cash flow during Fiscal 2002. The Company is expected to realize total future cash flow savings of approximately $10,000,000 from the termination of these programs. In addition, in January 2002, the Company laid off 90 employees in an effort to reduce operating costs and preserve cash.

         The Company's strategy also includes selling its Sterling Semiconductor subsidiary and its Coated Fabrics segment. On April 17, 2002, the Company entered into a definitive stock purchase agreement with Umicore USA, Inc. ("Umicore") for the sale of 100% of the common stock of Sterling. The sale was subject to various contingencies, including completion of due diligence and obtaining regulatory approval. The agreement was terminated in June 2002. The Company is currently involved in negotiations with several interested parties for the sale of Sterling. The negotiations have indicated a further impairment of the Sterling net assets as discussed in Note 8. Achievement of maximum value for the sale of Sterling may only be possible through a bankruptcy reorganization. The Company intends to sell its Coated Fabrics segment during the next year although there are currently no active negotiations. If the Company is successful in selling its Sterling Semiconductor subsidiary and Coated Fabrics segment, its operations will consist of its Optoelectronics operations.

         Pending completion of the sale of Sterling Semiconductor and our Coated Fabrics segment, and even if the Company successfully completes these sales, the Company will need to obtain additional financing which could require selling other assets at unfavorable terms or borrowing funds which might not be available or might only be available to us at terms we would not deem acceptable. Many of the elements required to accomplish the Company's liquidity strategy are beyond its control. Nonetheless, the Company's current need for liquidity is critical. Sales of assets or necessary financing may require bankruptcy reorganization. Therefore, its failure to successfully implement any significant aspect of its liquidity strategy described above would have a material adverse effect on our financial condition and results of operations.

2.       ACCOUNTS RECEIVABLE

         The Company has concentration of credit risk among its customer base. At June 30, 2002, three customers comprise $1,496,000 or 73% (38%, 22% and 13%, respectively) of the Company's total accounts receivable of continuing operations. Approximately $418,000 of this amount is 1-30 days past due. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral or other security to support financial instruments subject to credit risk. The Company has a history of minimal uncollectible accounts from continuing operations and has an allowance for doubtful accounts of approximately $4,000 at June 30, 2002.

3.       INVENTORIES

         Inventories consisted of the following (in thousands):



                                                                           June 30,           September 30,
                                                                             2002                 2001
                                                                         -------------        ------------

         Raw materials, work in process and supplies                     $       3,650        $      5,191
         Finished goods                                                          1,245               1,413
                                                                         -------------        ------------
           Total                                                         $       4,895        $      6,604
                                                                         =============        ============


4.       DISCONTINUED OPERATIONS OF UEP

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

         The net assets of the discontinued operations of UEP have been segregated on the June 30, 2002 and September 30, 2001 interim condensed consolidated balance sheets, the components of which are as follows (in thousands):

         Net Assets of Discontinued Operations of UEP

                                                                            June 30,          September 30,
                                                                             2002                 2001
                                                                         -----------          -------------
        Assets:
        Cash                                                             $         5          $         2
        Trade accounts receivable                                              3,662                3,010
        Inventories                                                            6,177                6,506
        Prepaids and other assets                                                 71                   36
        Property, plant and equipment - net                                    6,180                7,300
        Other assets - net                                                     1,953                2,096
                                                                         -----------          -----------
        Total assets                                                          18,048               18,950
                                                                         -----------          -----------


        Liabilities:
        Current portion of long-term debt                                      5,765                7,380
        Trade accounts payable                                                 3,127                2,341
        Compensation and benefits                                                867                  825
        Taxes, other than income                                                  64                   52
        Other accrued expenses                                                   208                  180
        Long-term debt                                                           132                  269
        Other liabilities                                                        392                  526
                                                                         -----------          -----------
        Total liabilities                                                     10,555               11,573
                                                                         -----------          -----------
        Net assets of discontinued operations of UEP                     $     7,493          $     7,377
                                                                         ===========          ===========

         The results of operations for all periods presented have been restated for discontinued operations of UEP. The operating results of discontinued operations of UEP are as follows (in thousands):


                                                                             For the Three Months Ended
                                                                         ---------------------------------
                                                                             June 30,            July 1,
                                                                              2002                2001
                                                                         ------------         ------------

         Net sales                                                       $     7,827          $     6,989
         Cost of goods sold                                                    6,075                5,589
         Selling and administrative                                              935                1,188
         Depreciation and other amortization                                     447                  442
                                                                        ------------          -----------
         Income (loss) before interest and income taxes                          370                 (230)
         Interest expense - net                                                   (4)                  (7)
                                                                        ------------          -----------
         Income (loss) before income taxes                                       366                 (237)
         Income tax benefit                                                        -                   10
                                                                        ------------          -----------
         Net income (loss) from discontinued operations
           of UEP                                                       $        366          $      (227)
                                                                        ============          ===========

                                                                             For the Nine Months Ended
                                                                        ----------------------------------
                                                                           June 30,              July 1,
                                                                            2002                  2001
                                                                        ------------          ------------

         Net sales                                                      $    21,248           $    21,465
         Cost of goods sold                                                  16,979                17,187
         Selling and administrative                                           2,550                 3,255
         Depreciation and other amortization                                  1,337                 1,318
                                                                        -----------           -----------
         Income (loss) before interest and income taxes                         382                  (295)
         Interest expense - net                                                 (13)                  (17)
                                                                        -----------           -----------
         Income (loss) before income taxes                                      369                  (312)
         Income tax expense                                                       -                   (84)
                                                                        -----------           -----------
         Net income (loss) from discontinued operations
           of UEP                                                       $       369           $      (396)
                                                                        ===========           ===========

5.       DISCONTINUED OPERATIONS OF UAS

         On August 24, 2001, the Company entered into an asset purchase agreement for the sale of UAS, which comprised its Specialty Adhesives segment. The transaction closed on November 9, 2001 for a purchase price of $21,620,000. Proceeds consisted of approximately $14,620,000, in cash, $2,500,000 and $1,000,000 in subordinated promissory notes of the purchaser (face value), $1,500,000 in preferred stock of the purchaser's parent (face value), warrants to purchase 5% of the outstanding common stock of the purchaser's parent and $2,000,000 of payments contingent on the future earnings achievement of the UAS business sold. Approximately $195,000 out of the initial cash proceeds was withheld by the purchaser pending the settlement of certain purchase price adjustments. The Company has estimated an amount due from the buyer of approximately $125,000. The buyer has estimated an additional amount due from the Company of approximately $178,000. Both parties are working towards resolution of the disputed amounts. The Company recorded a gain on this transaction of approximately $79,000, net of certain transaction costs during the first three quarters of Fiscal 2002.

         In connection with this transaction the Company paid approximately $212,000 to an investment banking firm that employs relatives of one of the Company's executive officers.

         On February 1, 2002, the Company received, from a party affiliated with the purchaser of UAS, $1,326,000 for the sale of the $2,500,000 (face value) subordinated promissory note, warrants and $1,500,000 (face value) preferred stock received in connection with the UAS sale. In anticipation of the sale of the note, preferred stock and warrants, the Company had recorded the above instruments at its estimated fair value of $1,326,000 as of the date of the UAS sale.

         The accompanying Interim Condensed Consolidated Financial Statements reflect the operations of UAS as discontinued operations in accordance with APB No. 30.

         The net (liabilities) assets of the discontinued operations of UAS have been segregated on the June 30, 2002 and September 30, 2001 interim condensed consolidated balance sheets, the components of which are as follows (in thousands):

         Net (Liabilities) Assets of Discontinued Operations of UAS

                                                                          June 30,            September 30,
                                                                           2002                    2001
                                                                        -----------           ------------
        Assets:
        Cash                                                            $         -           $         2
        Trade accounts receivable                                                 -                 1,469
        Inventories                                                               -                 2,786
        Prepaids and other assets                                               137                    96
        Property, plant and equipment - net                                       -                10,305
        Goodwill - net                                                            -                 3,792
        Other assets - net                                                      531                   879
                                                                        -----------            ----------
        Total assets                                                            668                19,329
                                                                        -----------            ----------

        Liabilities:
        Trade accounts payable                                                   41                 3,159
        Compensation and benefits                                               411                   376
        Taxes, other than income                                                232                   226
        Other accrued expenses                                                  541                 1,357
        Other liabilities                                                         -                   108
                                                                        -----------            ----------
        Total liabilities                                                     1,225                 5,226
                                                                        -----------            ----------
        Net (liabilities) assets of discontinued operations
          of UAS                                                        $      (557)           $   14,103
                                                                        ===========            ==========

         The results of operations for all periods presented have been restated for discontinued operations of UAS. The operating results of discontinued operations of UAS are as follows (in thousands):

                                                                            For the Three Months Ended
                                                                        ---------------------------------
                                                                           June 30,              July 1,
                                                                            2002                  2001
                                                                        -----------           -----------

        Net sales                                                       $         -           $    10,048
        Cost of goods sold                                                        -                 7,502
        Selling and administrative                                               34                   784
        Depreciation and other amortization                                       -                   312
        Loss on sale of UAS                                                      31                     -
                                                                        -----------            ----------
        (Loss) income before interest and income taxes                          (65)                1,450
        Interest income - net                                                     2                     4
                                                                        -----------            ----------
        (Loss) income before income taxes                                       (63)                1,454
        Income tax expense                                                        -                  (604)
                                                                        -----------            ----------
        Net (loss) income from discontinued operations of UAS
                                                                        $       (63)           $      850
                                                                        ===========            ==========


                                                                            For the Nine Months Ended
                                                                        ---------------------------------
                                                                           June 30,              July 1,
                                                                            2002                  2001
                                                                        -----------           -----------

        Net sales                                                       $     4,024           $    22,776
        Cost of goods sold                                                    3,092                17,802
        Selling and administrative                                              273                 2,275
        Depreciation and other amortization                                     109                   852
        Gain on sale of UAS                                                     (79)                    -
                                                                         ----------            ----------
        Income before interest and income taxes                                 629                 1,847
        Interest income - net                                                     6                    16
                                                                         ----------            ----------
        Income before income taxes                                              635                 1,863
        Income tax expense                                                        -                  (593)
                                                                         ----------            ----------

        Net income from discontinued operations of UAS                  $       635            $    1,270
                                                                        ===========            ==========

6.       INVESTMENTS

         Proceeds from the sale of UAS (Note 5) included a $1,000,000 subordinated promissory note at 10% stated interest rate, a $2,500,000 (face value) subordinated promissory note at 10% stated interest rate, $1,500,000 (face value) of 12% preferred stock of the parent corporation of the purchaser and warrants to purchase five percent of the issued and outstanding common stock of the parent corporation of the purchaser.

         As of November 9, 2001, the $1,000,000 subordinated promissory note was valued at its face amount. The $2,500,000 subordinated note, $1,500,000 of preferred stock and warrants were valued at their estimated fair value of $1,326,000 which represented the value received upon the sale of these instruments in a transaction, with a party affiliated with the purchaser of UAS, on February 1, 2002.

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

         As of June 30, 2002, the Company has accrued approximately $54,000 of interest receivable related to this note. Interest payments by the maker have been suspended pending resolution of purchase price adjustments (Note 5).

7.       GOODWILL

         As of March 31, 2002, the Company recorded a $9,519,000 impairment loss related to goodwill at Sterling in connection with the proposed sale of Sterling (Note 8).

         The Company has also evaluated the remaining goodwill of $12,473,000 related to UOE for potential impairment. The current projected undiscounted cash flows, which reflect assumptions based upon current operations and activities, support the value of goodwill as of June 30, 2002. However, given that the Company is only nine months out of the development stage and due to the current liquidity issues and market conditions in general, there are no assurances that the Company will be able to achieve future cash flow projections. The Company intends to obtain an outside valuation of UOE in connection with the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, as of September 30, 2002.

8.       LOSS ON ASSETS TO BE DISPOSED OF

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the net assets of Sterling were determined to be impaired and a $16,000,000 loss on assets to be disposed of was recorded as of March 31, 2002. The impairment loss was measured as the amount by which the carrying amount of the net assets exceeded the fair value of the net assets. The estimate of fair value (less costs to sell) was based upon the expected future undiscounted cash flows from the sale of Sterling. The amount of the impairment loss was allocated to eliminate the remaining goodwill at Sterling ($9,519,000), to eliminate the remaining intangible assets of Sterling ($3,864,000) and to reduce the value of the fixed assets at Sterling ($2,617,000).

         On June 30, 2002, the Company recorded an additional impairment charge of approximately $831,000 related to the fixed assets of Sterling, $95,000 related to the Port Clinton, Ohio facility and $48,000 related to the Stirling, New Jersey facility. The impairment losses were measured as the amount by which the carrying amount of the net assets exceeded the fair value of the net assets. The estimates of fair value of the net assets (less costs to sell) were based upon the expected future undiscounted cash flows from the proposed sale of the Sterling business (Note 1) and recent sales contracts for the Stirling, New Jersey and Port Clinton facilities.

9.       CURRENT PORTION OF LONG-TERM DEBT

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

         During the first three quarters of Fiscal 2002, the Company executed unsecured promissory notes payable to certain vendors in an effort to address delinquent payables issues. The notes are short-term in nature and bear interest at rates ranging from 4.75% to 10.0%. The balance of these vendor notes payable approximates $3,521,000 at June 30, 2002.

         At June 30, 2002, the Company has reclassified $7,348,000 of the long-term portion of capital leases to short-term as a result of default notices received from the lessors. The Company has received preliminary modification agreements with respect to certain capital lease agreements and continues to work with its debt holders and vendors on achievable payment plans.

10.      DISCONTINUED OPERATIONS OF HPPI

         The Company sold its High Performance Plastics segment during Fiscal 2000. The accompanying Condensed Consolidated Financial Statements reflect the run-out operations of the High Performance Plastics segment as discontinued operations in accordance with APB No. 30.

         Net liabilities of the discontinued operations have been segregated on the June 30, 2002 and September 30, 2001 interim condensed consolidated balance sheets, the components of which are as follows (in thousands):


         Net Liabilities of Discontinued Operations of HPPI

                                                                           June 30,           September 30,
                                                                            2002                  2001
                                                                        -----------           -------------
         Assets:
         Cash                                                           $       111           $       109
         Prepaid and other assets                                                 -                   194
                                                                        -----------           -----------
         Total assets                                                           111                   303
                                                                        -----------           -----------

         Liabilities:
         Current note payable                                                   658                 1,000
         Trade payables                                                         348                    45
         Other accrued expenses                                                 559                 1,168
                                                                        -----------           -----------
         Total liabilities                                                    1,565                 2,213
                                                                        -----------           -----------
         Net liabilities of discontinued operations of HPPI             $     1,454           $     1,910
                                                                        ===========           ===========

         The results of operations for all periods presented have been restated for discontinued operations. The operating results of discontinued operations are as follows (in thousands):

                                                                            For the Three Months Ended
                                                                        ---------------------------------
                                                                           June 30,              July 1,
                                                                            2002                  2001
                                                                        -----------           -----------
         Selling and administrative                                     $        50           $       111
                                                                        -----------           -----------
         Loss before interest and income taxes                                  (50)                 (111)
         Interest expense - net                                                  (7)                   (1)
                                                                        -----------           -----------
         Loss before income taxes                                               (57)                 (112)
         Income tax expense                                                     (29)                 (258)
                                                                        -----------           -----------
         Loss from discontinued operations of HPPI                      $       (86)          $      (370)
                                                                        ===========           ===========


                                                                             For the Nine Months Ended
                                                                        ----------------------------------
                                                                          June 30,               July 1,
                                                                           2002                   2001
                                                                        -----------           ------------
         Selling and administrative                                     $        73           $       146
                                                                        -----------           ------------
         Loss before interest and income taxes                                  (73)                 (146)
         Interest (expense) income - net                                        (29)                    4
                                                                        -----------           -----------
         Loss before income taxes                                              (102)                 (142)
         Income tax expense                                                     (29)                 (253)
                                                                        -----------           -----------
         Loss from discontinued operations of HPPI                      $      (131)          $      (395)
                                                                        ===========           ===========

11.      COMMITMENTS AND CONTINGENCIES

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

         The Company and certain of its officers are currently defendants in five putative class action securities lawsuits filed in July 2002 in the United States District Court for the Middle District of Florida. The suits allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in connection with the valuation of a promissory note held by the Company in December 1999, the write-down of goodwill in the Company's subsidiary Sterling in December 2001, and statements made in filings with the Securities and Exchange Commission (the "SEC") and in press releases concerning Sterling. Management intends to defend these suits vigorously. The Company and certain of its officers are currently defendants in a putative class action securities lawsuit filed by certain former shareholders of Sterling in July 2002 in the United States District Court for the Eastern District of Virginia. This suit alleges, among other things, violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Exchange Act in connection with the exchange of common stock of the Company for securities of Sterling in May 2000. The plaintiffs allege that the Company misrepresented the timing of the attainment of commercial viability of the Company's subsidiary UOE. Management intends to defend this suit vigorously.

         The Company and certain of its subsidiaries have been served with several actions brought by vendors seeking approximately $3,770,000 for purchases of equipment, supplies and services for which the Company or such subsidiaries have failed to make payments. In one suit the vendor has obtained pretrial attachment to certain of the Company's bank accounts, effectively freezing approximately $142,000 of the Company's cash. This amount has been reclassified from cash to prepaid and other assets as of June 30, 2002. The Company is seeking to resolve these matters by settlement. The Company has settled one such suit for non-payment of approximately $180,000 due in connection with equipment purchased by UOE. The suit was settled by return of the equipment to the vendor and the loss of an approximate $45,000 deposit by UOE. Related to another suit, the Company has estimated and provided for an additional loss of approximately $186,000. The range of loss for this suit approximated $186,000 - $550,000. The Company recorded its estimate at the minimum amount of the range as no amount within the range is a better estimate than any other amount. The inability to resolve these matters could have a material adverse impact on the businesses of the subsidiaries involved. Sterling is currently subject to judgment liens of approximately $93,000 in such actions.

         Uniroyal Retiree Benefits, Inc. ("URBI"), which provides health care and life insurance services to certain persons who retired from predecessors of the Company and certain other employers, filed an action in June 2002 in the United States Bankruptcy Court for the Northern District of Indiana seeking reopening of a 1995 order in an adversary proceeding and a contempt citation against the Company in connection with the Company's failure to make payments to URBI aggregating $665,457.08. The court has reopened the action and scheduled a hearing.

         Mechanics' liens have been filed against premises occupied by UOE in Tampa, Florida and by Sterling in Sterling, Virginia. The claims in connection with such liens aggregate approximately $2,411,000 in the case of UOE and approximately $2,132,000 in the case of Sterling. The existence of such liens violates the terms of the leases for such premises. The failure to cure such defaults could result in the termination of the leases, which could have a material adverse effect on the businesses of UOE and Sterling. The landlord of the Tampa facility filed an eviction notice in Hillsborough County Court based in part on the existence of mechanics' liens against the premises. A forbearance agreement was entered into with the landlord which has since expired. The Company is currently in discussions with the landlord regarding extension of the forbearance agreement.

         Although the liabilities with respect to the equipment, supplies and services have been recorded, the impact of any unfavorable outcome over and above the recorded liabilities, if any other than those previously discussed, is not estimable.

         The Company knows of no other pending legal proceedings to which the Company or any of its subsidiaries is a party or of which their property is the subject other than routine litigation incidental to the Company's business, an adverse outcome of which would not be expected to have a material impact on the Company's results of operations, cash flows or financial position.

         Environmental Factors

         The Company is subject to a wide range of federal, state and local laws and regulations designed to protect the environment and worker health and safety. The Company's management emphasizes compliance with these laws and regulations. The Company has instituted programs to provide guidance and training and to audit compliance with environmental laws and regulations at Company owned or leased facilities. The Company's policy is to accrue environmental and cleanup-related costs of a non-capital nature when it is probable both that a liability has been incurred and that the amount can be reasonably estimated. The ultimate amounts of environmental liabilities cannot be precisely determined and estimates of such liabilities made by management, after consultation with internal and external environmental consultants, require assumptions about future events due to a number of uncertainties including the extent of contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment, if any, among the potentially responsible parties. The estimates do not take into consideration any potential increases in disposal costs but are based upon current cost estimates. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities will be periodically evaluated, as additional information becomes available, to ascertain whether the accrued liabilities are adequate. The Company recorded a liability for environmental matters as of June 30, 2002 and September 30, 2001 of approximately $1,024,000 and $977,000, respectively, which represents the probable outcome of these contingent matters. The Company expects the majority of the costs included in the environmental reserves to be disbursed over the next 28 years. The Company does not reduce its estimated obligations for proceeds from other potentially responsible parties or insurance companies. Proceeds, if any, would be recorded as an offset to environmental expense when received. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our financial position or results of operations.

         The following table shows the activity and balances related to environmental accruals from September 30, 2001 through June 30, 2002 (in thousands). The expenses and liabilities for environmental remediation are included within the discontinued operations of UAS and HPPI.

                                         Balance at      Charges to                    Balance at
                                           9/30/01         Expense       Payments       6/30/02
                                        ------------   -------------   ------------   ------------
        UAS Environmental
          remediation liability         $          -   $    566,000    $    (45,000)  $    521,000
        HPPI Environmental
          remediation liability              977,000         25,000        (499,000)       503,000
                                        ------------   ------------    ------------   ------------
        Total environmental
          remediation liability         $    977,000   $    591,000    $   (544,000)  $  1,024,000
                                        ============   ============    ============   ============

         The Company may become subject to claims relating to certain environmental matters. The operations of predecessor companies and certain of their affiliates produced waste materials that, prior to 1980, were disposed of at some 36 known unregulated sites throughout the United States. After 1980, waste disposal was limited to sites permitted under federal and state environmental laws and regulations. If any of the disposal sites are found to be releasing hazardous substances into the environment, under current federal and state environmental laws, the appropriate company might be subject to liability for clean-up and containment costs.

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

         Coated Fabrics Segment

         In October 2001, the EPA sent the Company a General Notice and Notice of Potential Liability concerning the Chemical Recovery Systems site in Elyria, Ohio. While a unit of Uniroyal, Inc. in Port Clinton, Ohio is alleged to have sent hazardous materials to the site between 1974 and 1981, the Company's records do not support the allegation. The Company does not have sufficient information to ascertain the level, if any, of its liability in respect to the site. In any event, if the Company is found to have liability in connection with the site, such liability will be subject to the terms of the EPA Settlement Agreement.

         Specialty Adhesives Segment

         In connection with the July 1996 acquisition of a manufacturing facility in South Bend, Indiana for the UAS operations, the Company assumed costs of remediation of soil and ground water contamination. Under the terms of the agreement for the purchase of the facility, the Company placed $1,000,000 in an escrow account to be used for the remediation. The $1,000,000 represented the total estimate of the clean-up cost over a five to seven year period and was treated as a part of the purchase price of the facility. As of November 9, 2002, the Company had spent approximately $764,000 of related remediation costs and had approximately $266,000 left in the original environmental escrow account. In accordance with the asset purchase agreement for the sale of UAS on November 9, 2001, $300,000 of the sales proceeds were placed in another environmental escrow account pursuant to the terms of an environmental escrow agreement with the purchaser of UAS.

         Upon the sale of UAS in November 2001, the Company recorded the $566,000 in the environmental escrow accounts as both an asset and a liability within the net liabilities of the discontinued operations of UAS. The Company has recently received a cost opinion from an independent environmental consulting and engineering firm that estimated the remediation costs for the South Bend facility at $416,000 over a four-to-five year period. Because of the uncertainty regarding the ultimate costs, the Company will not reverse any portion of the environmental liability established for the South Bend facility ($521,000 as of June 30, 2002) until such point in time that the funds from the environmental escrow accounts, in excess of the anticipated remediation costs, are released to the Company, which release is subject to certain conditions.

         High Performance Plastics Segment

         During the second quarter of Fiscal 2000, the Company established a $3,843,000 reserve for future environmental remediation costs of the Stamford, Connecticut, Hackensack, New Jersey and Stirling, New Jersey facilities used by HPPI in their operations, which reserve was included within the discontinued operations of HPPI. The majority of this environmental reserve ($3,693,000) related to a portion of the Stamford real property acquired by the Company in October of 1995. Prior to the purchase of this property in 1995, the previous owner had performed extensive environmental remediation and the Company received an environmental report showing lack of further contamination. In connection with the sale of HPPI in February of 2000, the Company conducted an environmental assessment in compliance with the laws of the State of Connecticut. The environmental assessment indicated that the portion of the Stamford real estate that was acquired by the Company in 1995 was contaminated with total petroleum hydrocarbons, DDT and other pesticide chemicals. The initial reserve for the Stamford environmental remediation costs, established in the second quarter of Fiscal 2000, was based upon cost estimates from independent environmental contractors. The Company spent approximately $1,557,000 on remediation costs for the Stamford property during Fiscal 2000 and charged the expenditures against the reserve established above. At the end of Fiscal 2000, the Company adjusted its environmental reserves for HPPI (primarily as it related to the Stamford facility) to $1,070,000. The adjustment was included with the gain on the disposition of discontinued operations and was based upon the revised estimates from third party environmental consultants. The remediation cost estimate was reduced primarily as a result of a revised remediation methodology which was ultimately approved by the Connecticut Department of Environmental Protection in November of 2001. The Company spent approximately $50,000 of remediation costs on the Stamford real property during Fiscal 2001 and $494,000 during the first three quarters of Fiscal 2002. As of June 30, 2002, the Company estimated, and has reserved for, environmental remediation costs at the Stamford facility of approximately $253,000 which are expected to be incurred over the next 28 years. The purchaser of HPPI has deferred taking title to this portion of the Stamford real property until it is comfortable with the environmental condition of the property.

         The balance of the HPPI environmental reserve established in February of 2000 ($150,000) related to the Hackensack, New Jersey real property and the Stirling, New Jersey property (which is currently listed as held-for-sale). The reserves were established at that time based upon ongoing environmental assessments at those facilities and trust agreements entered into with the State of New Jersey. Remediation expenditures for Hackensack and Stirling were minimal during Fiscal 2000. The Company spent approximately $43,000 between the two facilities on remediation efforts during Fiscal 2001 and $5,000 during the first three quarters of Fiscal 2002. At June 30, 2002, the Company (through both internal and external environmental consultants) has estimated that the remediation costs for both facilities approximates $250,000 which is expected to be incurred over a three-year period. The Company's remediation cost estimates for the Hackensack real property are based on the fact that the majority of the original contamination identified has naturally biodegraded and the remaining contamination has resulted from an upstream property, the owner of which will be responsible for the clean-up. The purchaser of HPPI has deferred taking title to the Hackensack real property until it is comfortable with the environmental condition of the property.

         Based on information available as of June 30, 2002, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

12.      START-UP COSTS

         UOE and NorLux emerged from the development stage during the first quarter of Fiscal 2002. During the three and nine month periods ended July 1, 2001, approximately $3,251,000 and $12,515,000 of start-up costs for UOE and NorLux were included in selling and administrative costs.

13.      INCOME TAXES

         At September 30, 2001, the Company established a deferred tax valuation allowance of approximately $17,870,000 because management could not conclude that it is more likely than not that the deferred tax asset could be realized. As a result, no income tax benefit was recognized during the three and nine month periods ended June 30, 2002 for losses incurred during the period. During the nine month period ended June 30, 2002, an income tax benefit of approximately $908,000 was recognized related to a federal tax refund due the Company as a result of recently enacted tax legislation. This benefit was partially offset by income tax expense of a consolidated subsidiary which is not part of the overall consolidated tax group.

         The provision for income tax benefit for the three and nine month periods ended July 1, 2001 was calculated through the use of the estimated annual income tax rates based on projected annualized income.

         The Internal Revenue Service has identified transactions similar to the Uniroyal Liability Management Company formation and subsequent sale of its stock as a tax shelter and has required taxpayers, including the Company, to register with the Office of Tax Shelters section of the Internal Revenue Service. During Fiscal 2000 and Fiscal 1999 the Company recognized tax benefits of approximately $14,638,000 and $2,278,000, respectively, related to the capital loss generated from the sale of a portion of the stock of this subsidiary. On August 9, 2002, the IRS notified the Company of its intent to audit tax years 1999 - 2001. The IRS has sought to disallow some or all of the capital losses associated with similar transactions of other companies. Management believes the Company's position is well supported and would vigorously contest any such disallowance. If the IRS were to disallow some or all of the capital loss claimed, it is likely and anticipated that any resolution of this matter would entail efforts to resolve it favorably including administrative appeals and litigation extending over several years. Although the Company's available net operating loss carrybacks would be expected to offset the majority of any unfavorable resolution of this matter, the potential impact of taxes and interest on the underpayment of taxes could have a material impact on our cash flows and statement of operations of up to $3,000,000.

14.      LOSS PER COMMON SHARE

         For the three and nine month periods ended June 30, 2002, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 28,217,879 and 28,000,915, respectively. Inclusion of warrants to purchase 732,790 shares of common stock at $2.1875 per share and additional stock options to purchase 6,275,727 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

         For the three and nine month periods ended July 1, 2001, the weighted average number of common shares outstanding for the calculation of basic and diluted earnings per share was 26,153,559 and 25,954,340, respectively. Inclusion of warrants to purchase 735,770 shares of common stock at $2.1875 per share and additional stock options to purchase 4,365,972 shares of common stock at various prices in the calculation of diluted earnings per share would have been antidilutive.

15.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information are as follows:

         Payments for income taxes and interest expense were (in thousands):

                                                                               Nine Months Ended
                                                                        ---------------------------------
                                                                           June 30,              July 1,
                                                                            2002                  2001
                                                                        -----------           ------------
         Interest payments (net of capitalized
           interest) - continuing operations                            $       817           $     1,184
         Interest payments (net of capitalized
           interest) - discontinued operations                                   37                    27
         Income tax payments - continuing
           operations                                                            48                   373
         Income tax payments - discontinued
           operations                                                            28                   267

         For the nine months ended June 30, 2002 and July 1, 2001, purchases of property, plant and equipment and net cash used in financing activities do not include $28,000 and $3,500,000, respectively, related to property held under capital leases. The leases relate to equipment purchased for the Compound Semiconductor and Optoelectronics segment.

         During the nine months ended June 30, 2002 and July 1, 2001, the Company made matching contributions to its 401(K) Savings Plan of $139,000 and $124,000, respectively, through the re-issuance of 43,301 and 19,905 common shares from the treasury, respectively.

         During the nine months ended June 30, 2002 and July 1, 2001, the Company reissued from treasury 37,189 and 8,641, respectively, restricted shares of its common stock under the 2000 Stock Plan. Compensation expense recorded in connection with the grants approximated $119,000 and $54,000, respectively.

16.      SEGMENT INFORMATION

         After disposal of the Company's other businesses, the Company operates in only one business segment. Segment information for the three and nine month periods ended June 30, 2002 and July 1, 2001 is as follows (in thousands):

                                                       For the Three Months Ended       For the Nine Months Ended
                                                       ---------------------------      ---------------------------
                                                          June 30,       July 1,          June 30,         July 1,
                                                           2002           2001             2002             2001
                                                       -----------    ------------      -----------     -----------
         Net Sales:
         Compound Semiconductor
           and Optoelectronics                         $     3,470     $     1,164      $     7,986     $     3,334
                                                       ===========     ===========      ===========     ===========

         Loss before interest, income taxes,
           minority interest and discontinued
           operations:
           Compound Semiconductor
             and Optoelectronics                       $    (5,824)    $    (8,238)     $   (40,121)    $   (26,476)
           Corporate                                        (2,135)         (2,709)          (6,988)         (6,447)
                                                       -----------     -----------       ----------     -----------
         Total                                         $    (7,959)    $   (10,947)     $   (47,109)    $   (32,923)
                                                       ===========     ===========      ===========     ===========


          Balance sheet segment information as of June 30, 2002 and September 30, 2001 is as follows (in thousands):

                                                                           June 30,           September 30,
                                                                            2002                  2001
                                                                        ------------          -------------
         Identifiable Assets:
         Compound Semiconductor
           and Optoelectronics                                          $     74,233          $    98,251
         Corporate                                                             4,116               12,958
         Discontinued operations                                               7,493               21,480
                                                                        ------------          -----------
         Total                                                          $     85,842          $   132,689
                                                                        ============          ===========

ITEM 2.  Management's Discussion and Analysis Of Financial Condition and
           Results Of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and footnotes contained in this Form 10-Q for the period ended June 30, 2002. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and assumptions about the Company, economic and market factors and the industries in which we do business, among other things. These statements are not guarantees of future performance, and we have no specific intention to update these statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "may," "will," "believe," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements.

These forward looking statements, like any forward looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Among the important factors which could cause actual results to differ materially from those in the forward looking statements are:

o        our ability to obtain necessary working capital;

o        our ability to obtain necessary financing;

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

Overview

Uniroyal Technology Corporation is transitioning from a plastics and chemical company to a high technology company focused primarily on high brightness light-emitting diodes and lighting solutions. In the last two years the Company has sold two plastics and chemicals business segments and has re-deployed the proceeds from those asset sales into paying down debt and investing in technology and capital spending within the high technology businesses. The Company has announced it intends to sell its remaining plastics and chemicals business segment (Coated Fabrics) sometime in the next twelve months. The operating results of the Coated Fabrics business segment, as well as certain expenses of the previously sold business segments, are reported as discontinued operations in the Company's Statement of Operations.

The Company continues to experience losses from continuing operations and negative cash flows and is facing critical liquidity strains. See "Liquidity and Capital Resources."

During May 2000, the Company acquired, for approximately 2.0 million shares of Uniroyal common stock and employee stock options, all of the outstanding shares of Sterling Semiconductor, Inc., a technology company developing and manufacturing semiconductor materials made from silicon carbide. When purchased, Sterling was primarily in its early stages of development and continues to be so today. Since late Fiscal 2001 and continuing into Fiscal 2002, the Company has been experiencing severe liquidity constraints which caused the Company to re-examine its strategic direction because of the investment required at its high brightness light-emitting diode facility as well as at the silicon carbide operations. The Company has announced that it intends to sell the silicon carbide operations and is currently in discussions with several interested parties. The Company will now focus on its high brightness light-emitting diode business. The financial performance of Sterling is included in the results of the Compound Semiconductor and Optoelectronics business segment.

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


Third Quarter Fiscal 2002 Compared with
  the Third Quarter Fiscal 2001

Net Sales. The Company's net sales from continuing operations increased 198% in the third quarter of Fiscal 2002 to $3,470,000 from $1,164,000 in the third quarter of Fiscal 2001. The increase is attributable to gains from sales of high brightness light-emitting diodes which more than offset a decline in the Company's silicon carbide operation. High brightness light-emitting diodes accounted for 84% of the total sales this quarter versus 32% for the third quarter of the previous year.

The growth in the high brightness light-emitting diodes business was due primarily to increased volume of ultraviolet (UV) product which was shipped primarily to Asian customers. Also, during the third quarter of this year, the Company shipped lower priced product from inventories in an effort to raise cash and upgrade the quality of the inventories.

Average selling prices have declined substantially in the marketplace versus the previous year, which resulted in lower dollar sales levels, offsetting the dramatic increase in the volume of die shipped this quarter. The Company continues to target development toward value-added products which command premium selling prices, such as blue product with low forward voltage, as well as green and amber colors which are in high demand. Sales for these products, which are primarily in development stage, were moderate this quarter.

Revenues of silicon carbide products declined in the third quarter of this year versus the third quarter of the previous year due to lower revenue from government contracts as well as lower sales of product used in commercial applications. The primary reason for the decline was the Company's cash flow difficulties which resulted in the availability of lower quantities of raw materials for production.

Cost of Sales. Cost of sales increased by $2,626,000 to $4,634,000 in the third quarter of Fiscal 2002 from $2,008,000 in the third quarter of Fiscal 2001. The increase is primarily attributable to the emergence of Uniroyal Optoelectronics, LLC ("UOE") and NorLux Corp. ("NorLux") from the development stage at the beginning of Fiscal 2002. During the third quarter of Fiscal 2001, UOE and NorLux incurred start-up costs of approximately $3,251,000 which were classified within selling and administrative expense.

Selling and Administrative. Selling and administrative costs decreased $2,945,000 to $3,140,000 in the third quarter of Fiscal 2002 from $6,085,000 in the third quarter of Fiscal 2001. The decrease is primarily attributable to the emergence of UOE and NorLux from the development stage at the beginning of Fiscal 2002 as previously discussed. The decrease in selling and administrative expenses related to start-up costs of UOE and NorLux was partially offset by an increase in unallocated corporate overhead costs. During the third quarter of Fiscal 2001, approximately $593,000 of corporate overhead was allocated to the operations of Uniroyal Adhesives & Sealants ("UAS") and Uniroyal Engineered Products ("UEP"). No corporate overhead was allocated to the discontinued operations of UAS or UEP during the third quarter of Fiscal 2002.

Depreciation and Other Amortization. Depreciation and other amortization decreased $835,000 to $2,681,000 in the third quarter of Fiscal 2002 from $3,516,000 in the third quarter of Fiscal 2001. The decrease is primarily due to the net effect of the increase in depreciation expense of $805,000 as a result of capital expenditures and the decrease in the amortization of Sterling goodwill and intangibles of $1,640,000 due to the impairment and related reduction of Sterling goodwill at September 30, 2001 and the additional impairment and related reduction of Sterling goodwill and intangible assets at March 31, 2002.

Loss on Assets to be Disposed Of. The loss on assets to be disposed of was $974,000 during the third quarter of Fiscal 2002 versus $502,000 during the third quarter of Fiscal 2001. An $879,000 loss on assets to be disposed of during the third quarter of Fiscal 2002 relates to asset impairments at Sterling of $831,000 as a result of the revised proposals for the sale of Sterling, $95,000 related to the Port Clinton, Ohio facility held-for-sale and $48,000 related to the Stirling, New Jersey facility held-for-sale. The $502,000 loss on assets to be disposed of during the third quarter of Fiscal 2001 related to a write-off of certain assets to be disposed of at Sterling of $450,000 and a write-down of $52,000 related to the Stirling, New Jersey facility held-for-sale.

Interest Income (Expense). Interest income decreased $180,000 to $30,000 during the third quarter of Fiscal 2002 from $210,000 during the third quarter of Fiscal 2001. The decrease is primarily due to the reduction of cash available for investment purposes as the Company continued to invest for capital expansion and incur start-up costs within the Compound Semiconductor and Optoelectronics segment.

Interest expense increased $159,000 to $511,000 during the third quarter of Fiscal 2002 from $352,000 during the third quarter of Fiscal 2001. The increase is primarily due to the capitalization of $258,000 of interest expense during the third quarter of Fiscal 2001 as part of the construction costs of UOE and Sterling. No interest was capitalized during the third quarter of Fiscal 2002. The increase in interest expense due to lack of interest capitalization was partially offset by a reduction in interest expense due to an overall decrease in capital lease debt.

Income Tax Benefit. The income tax benefit decreased $2,685,000 to $120,000 during the third quarter of Fiscal 2002 from $2,805,000 during the third quarter of Fiscal 2001. In the fourth quarter of Fiscal 2001, the Company recorded a deferred tax valuation allowance. As a result, no deferred tax benefit was recognized during the third quarter of Fiscal 2002 for losses incurred during the period. The tax benefit recognized in the third quarter of Fiscal 2002 is a result of tax returns filed and is partially offset by income tax expense of a consolidated subsidiary which is not part of the overall consolidated tax group.

The provision for income tax benefit for the third quarter of Fiscal 2001 was calculated through the use of estimated annual income tax rates based upon projected annualized income.

Minority Interest in Net Losses of Consolidated Joint Venture. The allocation of minority interest in the UOE joint venture ceased in August 2001 as a result of the buyout by the Company of the joint venture partners' remaining interest. During the third quarter of Fiscal 2001, 49% of the losses in UOE were allocated to the joint venture partner.

Discontinued Operations. Income from discontinued operations, net of income taxes, represented the operational results of UAS and UEP in the third quarter of Fiscal 2001 prior to the measurement date as defined in Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). During the third quarter of Fiscal 2002, the operations of UEP, after the measurement date of January 7, 2002, and the run-out activity of UAS after its sale on November 9, 2001, are included in the gain on disposition of discontinued operations line. The gain (loss) on disposition of discontinued operations, net of income taxes, also includes run-out expenses of the High Performance Plastics Segment which was sold in February 2000.

First Three Quarters Fiscal 2002 Compared with the First Three Quarters Fiscal 2001

Net Sales. The Company's net sales from continuing operations increased 140% in the first three quarters of Fiscal 2002 to $7,986,000 from $3,334,000 in the first three quarters of Fiscal 2001. Sales of high brightness light-emitting diodes, which accounted for 74% of the overall sales, increased in the first three quarters of Fiscal 2002 versus the first three quarters of Fiscal 2001. The primary reason for the increase in the sales of high brightness light-emitting diodes was increased shipments of ultraviolet product, which was used primarily for currency counterfeit detection. Sales of ultraviolet products accounted for 44% of the total sales for the first three quarters of Fiscal 2002. For the first three quarters of Fiscal 2001, sales of high brightness light-emitting diode products accounted for 18% of the total sales from continuing operations.

Revenue of silicon carbide products declined in the first three quarters of Fiscal 2002 by 31% due to lower revenue from government contracts as well as lower sales of product used for commercial applications. The primary reason for the decline was the Company's cash flow difficulties, which resulted in the availability of lower quantities of raw materials for production and delays in shipment of equipment necessary to fulfill revenue for government contracts. Such equipment was installed in April but will not be operational until September of 2002 which should lead to increased revenue from government contracts in the fourth quarter of Fiscal 2002.

Cost of Sales. Cost of sales increased by $11,268,000 to $15,776,000 in the first three quarters of Fiscal 2002 from $4,508,000 in the first three quarters of Fiscal 2001. The increase is primarily attributable to the emergence of UOE and NorLux from the development stage at the beginning of Fiscal 2002. During the first three quarters of Fiscal 2001 UOE and NorLux incurred start-up costs of approximately $12,515,000 which were classified within selling and administrative expense. The balance of the increase is primarily due to start-up costs associated with increased capacity and personnel put in place.

Selling and Administrative. Selling and administrative costs decreased $8,185,000 to $12,138,000 in the first three quarters of Fiscal 2002 from $20,323,000 in the first three quarters of Fiscal 2001. The decrease is primarily attributable to the emergence of UOE and NorLux from the development stage at the beginning of Fiscal 2002 as previously discussed. The decrease in selling and administrative expenses related to start-up costs of UOE and NorLux was partially offset by a $785,000 charge in the first three quarters of Fiscal 2002 for settlement of outstanding litigation; a $471,000 non-cash charge in the first three quarters of Fiscal 2002 for the realignment of executive benefit programs; and an increase in unallocated corporate overhead costs. During the first three quarters of Fiscal 2001, approximately $1,547,000 of corporate overhead was allocated to the operations of UAS and UEP compared to $213,000 allocated to the operations of UEP during the first three quarters of Fiscal 2002.

Depreciation and Other Amortization. Depreciation and other amortization was $10,207,000 in the first three quarters of Fiscal 2002 compared to $10,131,000 in the first three quarters of Fiscal 2001. The resulting change from the prior year is negligible but is primarily due to the net effect of the increase in depreciation expense of $2,873,000 as a result of capital expenditures, the increase in the amortization of UOE intangible assets of $251,000 associated with the buyout of the UOE minority interest in August 2001, and the decrease in the amortization of Sterling goodwill and other intangible assets of $3,066,000 due to the impairment and related reduction of Sterling goodwill at September 30, 2001 and the additional impairment and related reduction of Sterling's goodwill and intangible assets at March 31, 2002.

Loss on Assets to be Disposed Of. The loss on assets to be disposed of was $16,974,000 during the first three quarters of Fiscal 2002 versus $1,295,000 during the first three quarters of Fiscal 2001. During the first three quarters of Fiscal 2002, there was a $16,831,000 asset impairment at Sterling as a result of the proposed sale of Sterling, a $95,000 impairment charge related to the Port Clinton, Ohio facility held-for-sale and a $48,000 impairment charge related to the Stirling, New Jersey facility held-for-sale. The $1,295,000 loss on assets to be disposed of during the first three quarters of Fiscal 2001 related to a write-off of certain assets to be disposed of at Sterling of $686,000, a write-down of $159,000 related to the Stirling, New Jersey facility held-for-sale and a write-down of $450,000 related to the Port Clinton, Ohio facility held-for-sale.

Interest Income (Expense). Interest income decreased $1,444,000 to $98,000 during the first three quarters of Fiscal 2002 from $1,542,000 during the first three quarters of Fiscal 2001. The decrease is primarily due to the reduction of cash available for investment purposes as the Company continued to invest for capital expansion and start-up costs within the Compound Semiconductor and Optoelectronics segment.

Interest expense increased $478,000 to $1,735,000 during the first three quarters of Fiscal 2002 from $1,257,000 during the first three quarters of Fiscal 2001. The increase is primarily due to the capitalization of $616,000 of interest expense during the first three quarters of Fiscal 2001 as part of the construction costs of UOE and Sterling compared to $25,000 of interest capitalized during the first three quarters of Fiscal 2002. The increase in interest expense due to lack of interest capitalization was partially offset by a reduction in interest expense due to an overall decrease in capital lease debt.

Income Tax Benefit. The income tax benefit decreased $7,076,000 to $831,000 during the first three quarters of Fiscal 2002 from $7,907,000 during the first three quarters of Fiscal 2001. In the fourth quarter of Fiscal 2001, the Company recorded a deferred tax valuation allowance. As a result, no deferred tax benefit was recognized during the first three quarters of Fiscal 2002 for losses incurred during the period. During the first three quarters of Fiscal 2002, an income tax benefit of approximately $908,000 was recognized related to a federal tax refund due the Company as a result of recently enacted legislation. This benefit was partially offset by income tax expense of a consolidated subsidiary which is not part of the overall consolidated tax group.

The provision for income tax benefit for the first three quarters of Fiscal 2001 was calculated through the use of estimated annual income tax rates based upon projected annualized income.

Minority Interest in Net Losses of Consolidated Joint Venture. The allocation of minority interest in the UOE joint venture ceased in August 2001 as a result of the buyout by the Company of the joint venture partners' remaining interest. During the first three quarters of Fiscal 2001, 49% of the losses in UOE were allocated to the joint venture partner.

Discontinued Operations. Income (loss) from discontinued operations, net of income taxes, represented the operational results of UAS and UEP in the first three quarters of Fiscal 2001 prior to the measurement date as defined in APB No. 30. During the first three quarters of Fiscal 2002, the operations of UEP, after the measurement date of January 7, 2002, and the run-out activity of UAS after its sale on November 9, 2001, are included in the gain on disposition of discontinued operations line. The gain (loss) on disposition of discontinued operations, net of income taxes, also includes run-out expenses of the High Performance Plastics Segment which was sold in February 2000.

Liquidity and Capital Resources

For the first three quarters of Fiscal 2002, continuing operations used $6,512,000 of cash compared to $21,153,000 of cash used by continuing operations during the first three quarters of Fiscal 2001. The decrease in cash used by continuing operations for the first three quarters of Fiscal 2002 resulted primarily from the receipt of a $6,322,000 income tax refund and an increase in trade accounts payable.

Net cash provided by investing activities for the first three quarters of Fiscal 2002 was $11,502,000 compared to net cash provided by investing activities of $754,000 for the first three quarters of Fiscal 2001. The net proceeds from the sale of the Specialty Adhesives segment more than offset the expenditures for capital equipment in Fiscal 2002.

Net cash used in financing activities during the first three quarters of Fiscal 2002 was $8,216,000 compared to $6,451,000 used during the first three quarters of Fiscal 2001. Proceeds from the sale of the Specialty Adhesives segment during the first quarter of Fiscal 2002 were used to repay a $5,000,000 loan from Emcore Corporation and pay down a portion of the revolving line of credit. Other term loan repayments reflect normal amortization of capital leases.

The Company has experienced liquidity strains, which are now critical, as it has sought to reposition its operations away from the mature, industrial-based activities and into the high-growth compound semiconductor technology industry. The transition to the Compound Semiconductor and Optoelectronics business segment has required significant investment spending related to start-up costs and capital expenditures. Many of the markets served by this business segment are characterized by long lead times for new products requiring significant working capital investments and extensive testing, qualification and approval by the Company's customers and end users of products. This business segment is marked by intense competition requiring the Company to introduce new products in a timely and cost-effective manner. This business segment started operations in the second quarter of Fiscal 2000 and has a limited operating history. The segment faces risks and difficulties as an early stage business in a high-growth and rapidly evolving industry. These factors have placed a significant strain on the financial resources of the Company. The ability of the Company to operate as a going concern and the ultimate success of the Company depend on its ability to obtain additional financing, either outside or within a bankruptcy reorganization, to continue reducing operating costs and, ultimately, to generate higher sales levels to attain profitability.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a result, these financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company continues to experience losses from continuing operations and negative cash flows, and had an accumulated deficit of $58,302,000 as of June 30, 2002. Net cash used by continuing operations for the three quarters ended June 30, 2002 was $6,512,000 and it is likely that cash flow from continuing operations will be negative throughout Fiscal 2002 and into Fiscal 2003. The Company had a working capital deficiency at June 30, 2002 of $28,021,000 compared to working capital of $5,836,000 as of September 30, 2001. At June 30, 2002, the Company's principal source of liquidity was $114,000 of cash and cash equivalents and $781,000 of availability under a revolving credit facility subject to certain limitations on its use. The Company will need additional funding for operations during the coming year. These conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time without receiving additional funding. Such funding may be available only as part of a bankruptcy reorganization.

As of June 30, 2002, the Company has defaulted on certain promissory note payments, capital lease payments and vendor payments due. The Company has reclassified $7,348,000 of capital lease debt outstanding at June 30, 2002 from long-term to short-term based upon default notices received. The Company has received preliminary modification agreements with respect to certain capital lease agreements and continues to work with its debt holders and vendors on achievable payment plans. If the Company is unable to come to an agreement with these parties, they may seek possession of leased property or judicial remedies.

The Company's strategy to provide liquidity to fund its operations during the coming year consists of reducing operating costs, selling certain assets and obtaining additional financing. The Company has taken steps to reduce future operating costs and cash flows, including the termination of its split dollar life insurance plan and certain other benefit plans for executives and the termination of its defined benefit retirement plan on December 28, 2001. These terminations resulted in a reduction of net assets and additional expense to the Company of approximately $471,000, which was recorded in the first quarter of Fiscal 2002. These terminations will result in savings to the Company of approximately $800,000 in expense and approximately $560,000 of cash flow during Fiscal 2002. The Company is expected to realize total future cash flow savings of approximately $10,000,000 from the termination of these programs. In addition, in January 2002, the Company laid off 90 employees in an effort to reduce operating costs and preserve cash.

The Company's strategy also includes selling its Sterling Semiconductor subsidiary and its Coated Fabrics segment. On April 17, 2002, the Company entered into a definitive stock purchase agreement with Umicore USA, Inc. ("Umicore") for the sale of 100% of the common stock of Sterling. The sale was subject to various contingencies, including completion of due diligence and obtaining regulatory approval. The agreement was terminated in June 2002. The Company is currently involved in negotiations with several interested parties for the sale of Sterling. Achievement of maximum value for the sale of Sterling may only be possible through a bankruptcy reorganization. The Company intends to sell its Coated Fabrics segment during the next year although there are currently no active negotiations. If the Company is successful in selling its Sterling Semiconductor subsidiary and Coated Fabrics segment, its operations will consist of its Optoelectronics operations.

Pending completion of the sale of Sterling Semiconductor and our Coated Fabrics segment, and even if the Company successfully complete these sales, the Company will need to obtain additional financing which could require selling other assets at unfavorable terms or borrowing funds which might not be available or might only be available to us at terms we would not deem acceptable. Many of the elements required to accomplish the Company's liquidity strategy are beyond its control. Nonetheless, the Company's current need for liquidity is critical. Sales of assets or necessary financing may require bankruptcy reorganization. Therefore, its failure to implement any significant aspect of its liquidity strategy described above successfully would have a material adverse effect on our financial condition and results of operations.

Income Taxes

The Internal Revenue Service has identified transactions similar to the Uniroyal Liability Management Company formation and subsequent sale of its stock as a tax shelter and has required taxpayers, including the Company, to register with the Office of Tax Shelters section of the Internal Revenue Service. During Fiscal 2000 and Fiscal 1999 the Company recognized tax benefits of approximately $14,638,000 and $2,278,000, respectively, related to the capital loss generated from the sale of a portion of the stock of this subsidiary. On August 9, 2002, the IRS notified the Company of its intent to audit tax years 1999 - 2001. The IRS has sought to disallow some or all of the capital losses associated with similar transactions of other companies. Management believes the Company's position is well supported and would vigorously contest any such disallowance. If the IRS were to disallow some or all of the capital loss claimed, it is likely and anticipated that any resolution of this matter would entail efforts to resolve it favorably including administrative appeals and litigation extending over several years. Although the Company's available net operating loss carrybacks would be expected to offset the majority of any unfavorable resolution of this matter, the potential impact of taxes and interest on the underpayment of taxes could have a material impact on our cash flows and statement of operations of up to $3,000,000.

Environmental Factors

The Company is subject to a wide range of federal, state and local laws and regulations designed to protect the environment and worker health and safety. The Company's management emphasizes compliance with these laws and regulations. The Company has instituted programs to provide guidance and training and to audit compliance with environmental laws and regulations at Company owned or leased facilities. The Company's policy is to accrue environmental and cleanup-related costs of a non-capital nature when it is probable both that a liability has been incurred and that the amount can be reasonably estimated. The ultimate amounts of environmental liabilities cannot be precisely determined and estimates of such liabilities made by management, after consultation with internal and external environmental consultants, require assumptions about future events due to a number of uncertainties including the extent of contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment, if any, among the potentially responsible parties. The estimates do not take into consideration any potential increases in disposal costs but are based upon current cost estimates. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities will be periodically evaluated, as additional information becomes available, to ascertain whether the accrued liabilities are adequate. The Company recorded a liability for environmental matters as of June 30, 2002 and September 30, 2001 of approximately $1,024,000 and $977,000, respectively, which represents the probable outcome of these contingent matters. The Company expects the majority of the costs included in the environmental reserves to be disbursed over the next 28 years. The Company does not reduce its estimated obligations for proceeds from other potentially responsible parties or insurance companies. Proceeds, if any, would be recorded as an offset to environmental expense when received. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our financial position or results of operations.

The following table shows the activity and balances related to environmental accruals from September 30, 2001 through June 30, 2002 (in thousands). The expenses and liabilities for environmental remediation are included within the discontinued operations of UAS and HPPI.

                                                       Balance at       Charges to                       Balance at
                                                         9/30/01          Expense        Payments          6/30/02
                                                      ------------     ------------     -----------     ------------
        UAS Environmental
          remediation liability                       $          -     $    566,000     $    (45,000)   $    521,000
        HPPI Environmental
          remediation liability                            977,000           25,000         (499,000)        503,000
                                                      ------------     ------------     ------------    ------------
        Total environmental
          remediation liability                       $    977,000     $    591,000     $   (544,000)   $  1,024,000
                                                      ============     ============     ============    ============

The Company may become subject to claims relating to certain environmental matters. The operations of predecessor companies and certain of their affiliates produced waste materials that, prior to 1980, were disposed of at some 36 known unregulated sites throughout the United States. After 1980, waste disposal was limited to sites permitted under federal and state environmental laws and regulations. If any of the disposal sites are found to be releasing hazardous substances into the environment, under current federal and state environmental laws, the appropriate company might be subject to liability for clean-up and containment costs.

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

Coated Fabrics Segment

In October 2001, the EPA sent the Company a General Notice and Notice of Potential Liability concerning the Chemical Recovery Systems site in Elyria, Ohio. While a unit of Uniroyal, Inc. in Port Clinton, Ohio is alleged to have sent hazardous materials to the site between 1974 and 1981, the Company's records do not support the allegation. The Company does not have sufficient information to ascertain the level, if any, of its liability in respect to the site. In any event, if the Company is found to have liability in connection with the site, such liability will be subject to the terms of the EPA Settlement Agreement.

Specialty Adhesives Segment

In connection with the July 1996 acquisition of a manufacturing facility in South Bend, Indiana for the UAS operations, the Company assumed costs of remediation of soil and ground water contamination. Under the terms of the agreement for the purchase of the facility, the Company placed $1,000,000 in an escrow account to be used for the remediation. The $1,000,000 represented the total estimate of the clean-up cost over a five to seven year period and was treated as a part of the purchase price of the facility. As of November 9, 2002, the Company had spent approximately $764,000 of related remediation costs and had approximately $266,000 left in the original environmental escrow account. In accordance with the asset purchase agreement for the sale of UAS on November 9, 2001, $300,000 of the sales proceeds were placed in another environmental escrow account pursuant to the terms of an environmental escrow agreement with the purchaser of UAS.

Upon the sale of UAS in November 2001, the Company recorded the $566,000 in the environmental escrow accounts as both an asset and a liability within the net liabilities of the discontinued operations of UAS. The Company has recently received a cost opinion from an independent environmental consulting and engineering firm that estimated the remediation costs for the South Bend facility at $416,000 over a four-to-five year period. Because of the uncertainty regarding the ultimate costs, the Company will not reverse any portion of the environmental liability established for the South Bend facility ($521,000 as of June 30, 2002) until such point in time that the funds from the environmental escrow accounts, in excess of the anticipated remediation costs, are released to the Company, which release is subject to certain conditions.

High Performance Plastics Segment

During the second quarter of Fiscal 2000, the Company established a $3,843,000 reserve for future environmental remediation costs of the Stamford, Connecticut, Hackensack, New Jersey and Stirling, New Jersey facilities used by HPPI in their operations, which reserve was included within the discontinued operations of HPPI. The majority of this environmental reserve ($3,693,000) related to a portion of the Stamford real property acquired by the Company in October of 1995. Prior to the purchase of this property in 1995, the previous owner had performed extensive environmental remediation and the Company received an environmental report showing lack of further contamination. In connection with the sale of HPPI in February of 2000, the Company conducted an environmental assessment in compliance with the laws of the State of Connecticut. The environmental assessment indicated that the portion of the Stamford real estate that was acquired by the Company in 1995 was contaminated with total petroleum hydrocarbons, DDT and other pesticide chemicals. The initial reserve for the Stamford environmental remediation costs, established in the second quarter of Fiscal 2000, was based upon cost estimates from independent environmental contractors. The Company spent approximately $1,557,000 on remediation costs for the Stamford property during Fiscal 2000 and charged the expenditures against the reserve established above. At the end of Fiscal 2000, the Company adjusted its environmental reserves for HPPI (primarily as it related to the Stamford facility) to $1,070,000. The adjustment was included with the gain on the disposition of discontinued operations and was based upon the revised estimates from third party environmental consultants. The remediation cost estimate was reduced primarily as a result of a revised remediation methodology which was ultimately approved by the Connecticut Department of Environmental Protection in November of 2001. The Company spent approximately $50,000 of remediation costs on the Stamford real property during Fiscal 2001 and $494,000 during the first three quarters of Fiscal 2002. As of June 30, 2002, the Company estimated, and has reserved for, environmental remediation costs at the Stamford facility of approximately $253,000 which are expected to be incurred over the next 28 years. The purchaser of HPPI has deferred taking title to this portion of the Stamford real property until it is comfortable with the environmental condition of the property.

The balance of the HPPI environmental reserve established in February of 2000 ($150,000) related to the Hackensack, New Jersey real property and the Stirling, New Jersey property (which is currently listed as held-for-sale). The reserves were established at that time based upon ongoing environmental assessments at those facilities and trust agreements entered into with the State of New Jersey. Remediation expenditures for Hackensack and Stirling were minimal during Fiscal 2000. The Company spent approximately $43,000 between the two facilities on remediation efforts during Fiscal 2001 and $5,000 during the first three quarters of Fiscal 2002. At June 30, 2002, the Company (through both internal and external environmental consultants) has estimated that the remediation costs for both facilities approximates $250,000 which is expected to be incurred over a three-year period. The Company's remediation cost estimates for the Hackensack real property are based on the fact that the majority of the original contamination identified has naturally biodegraded and the remaining contamination has resulted from an upstream property, the owner of which will be responsible for the clean-up. The purchaser of HPPI has deferred taking title to the Hackensack real property until it is comfortable with the environmental condition of the property.

Based on information available as of June 30, 2002, the Company believes that the costs of known environmental matters either have been adequately provided for or are unlikely to have a material adverse effect on the Company's operations, cash flows or financial position.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods could differ from these estimates under different assumptions or conditions.

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

o The carrying values of long-lived assets, including goodwill and identifiable intangible assets, are reviewed when events and circumstances indicate that the carrying value of the asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based upon the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined generally using the cash flows discounted at a rate commensurate with the risk involved. Where available, the Company would also obtain appraisals or use other indicators of fair value. For assets to be disposed of, the fair value is reduced for the cost of the disposal. The cash flows used in such analyses involve considerable management estimates and judgments. Should the actual cash flows vary from the estimated amounts, additional write-downs of the asset may be warranted in a future period.

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

o Management estimates and judgment are required in determining when, or if, an accrual should be recorded for a contingent matter, particularly for environmental and litigation issues. The Company records an estimated loss from a contingency when information becomes available that indicates it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss is reasonably estimable.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the pooling-of-interest method is no longer allowed. The Company has adopted this standard for business combinations after June 30, 2001.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company has not yet determined the impact of the adoption of this statement.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Charges relating to the exit of an activity or disposal of long-lived assets will be recorded when they are incurred and measurable. Prior to SFAS No. 146 these charges were accrued at the time of commitment to exit or dispose and activity. The Company has not yet determined the impact of the adoption of this statement.


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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The Company is exposed to various market risks, including changes in interest rates. The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates on its floating rate revolving credit advances and investment portfolio. The Company's risk management policy includes the use of derivative financial instruments (interest rate swaps) to manage its interest rate exposure on long-term variable rate debt. The counter parties are major financial institutions. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. No interest rate swaps are outstanding at June 30, 2002.

At June 30, 2002, the Company had approximately $114,000 of cash and cash equivalents subject to variable short-term interest rates and approximately $5,596,000 of floating rate revolving credit advances. Because of the short-term nature or floating rates, interest changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. Based upon the net balance, a change of one percent in the interest rate would cause a change in net interest expense of approximately $55,000 on an annual basis.

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

(b) The Company and certain of its officers are currently defendants in five putative class action securities lawsuits filed in July 2002 in the United States District Court for the Middle District of Florida. The suits allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in connection with the valuation of a promissory note held by the Company in December 1999, the write-down of goodwill in the Company's subsidiary Sterling in December 2001, and statements made in filings with the Securities and Exchange Commission (the "SEC") and in press releases concerning Sterling. Management intends to defend these suits vigorously.

(c) The Company and certain of its officers are currently defendants in a putative class action securities lawsuit filed by certain former shareholders of Sterling in July 2002 in the United States District Court for the Eastern District of Virginia. This suit alleges, among other things, violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Exchange Act in connection with the exchange of common stock of the Company for securities of Sterling in May 2000. The plaintiffs allege that the Company misrepresented the timing of the attainment of commercial viability of the Company's subsidiary UOE. Management intends to defend this suit vigorously.

(d) The Company and certain of its subsidiaries have been served with several actions brought by vendors seeking approximately $3,770,000 for purchases of equipment, supplies and services for which the Company or such subsidiaries have failed to make payments. In one suit the vendor has obtained pretrial attachment to certain of the Company's bank accounts, effectively freezing approximately $142,000 of the company's cash. This amount has been reclassified from cash to prepaid and other assets as of June 30, 2002. The Company is seeking to resolve these matters by settlement. The Company has settled one such suit for non-payment of approximately $180,000 due in connection with equipment purchased by UOE. The suit was settled by return of the equipment to the vendor and the loss of an approximate $45,000 deposit by UOE. Related to another suit, the Company has estimated and provided for an additional loss of approximately $186,000. The range of loss for this suit approximated $186,000 - $550,000. The company recorded its estimate at the minimum amount of the range as no amount within the range is a better estimate than any other amount. The inability to resolve these matters could have a material adverse impact on the businesses of the subsidiaries involved. Sterling is currently subject to judgment liens of approximately $93,000 in such actions.

(e) Uniroyal Retiree Benefits, Inc. ("URBI"), which provides health care and life insurance services to certain persons who retired from predecessors of the Company and certain other employers, filed an action in June 2002 in the United States Bankruptcy Court for the Northern District of Indiana seeking reopening of a 1995 order in an adversary proceeding and a contempt citation against the Company in connection with the Company's failure to make payments to URBI aggregating $665,457.08. The court has reopened the action and scheduled a hearing.

(f) Mechanics' liens have been filed against premises occupied by UOE in Tampa, Florida and by Sterling in Sterling, Virginia. The claims in connection with such liens aggregate approximately $2,411,000 in the case of UOE and approximately $2,132,000 in the case of Sterling. The existence of such liens violates the terms of the leases for such premises. The failure to cure such defaults could result in the termination of the leases, which could have a material adverse effect on the businesses of UOE and Sterling. The landlord of the Tampa facility filed an eviction notice in Hillsborough County Court based in part on the existence of mechanics' liens against the premises. A forbearance agreement was entered into with the landlord which has since expired. The Company is currently in discussions with the landlord regarding extension of the forbearance agreement.

(g) Although the liabilities with respect to the equipment, supplies and services have been recorded, the impact of any unfavorable outcome over and above the recorded liabilities, if any other than those previously discussed, is not estimable.

(h) The Company knows of no other pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business, an adverse outcome of which would not be expected to have a material impact on the Company's results of operations, cash flows or financial position.

(i) No legal proceedings, other than those previously mentioned, were terminated during the nine months ended June 30, 2002, other than routine litigation incidental to the Company's business.

Item 2.  Changes in Securities

               None.

Item 3.  Default upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

Item 5.  Other Information

               In compliance with Section 906 of the Sarbanes-Oxley Act of 2002, the Company has provided certifications of its chief executive officer and chief financial officer to the Securities and Exchange Commission. These certifications were provided accompanying this report as supplemental correspondence.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

               3.1  Amended and Restated Certificate of Incorporation of
                      Uniroyal Technology Corporation. (1)

               3.2  By-Laws of Uniroyal Technology Corporation as amended to
                      March 16, 2001 and restated. (1)

                       (1) Contained in Uniroyal Technology Corporation's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 filed on May 9, 2001.

(b)       Reports on Form 8-K

               Form 8-K filed on May 13, 2002 related to the pro-forma information of the proposed sale of Sterling Semiconductor, Inc.

               Form 8-K filed on June 18, 2002 related to Nasdaq's approval of Uniroyal Technology Corporation's application to list its common stock on the Nasdaq Small Cap Market.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE:  August 19, 2002               By: \s\ George J. Zulanas, Jr.
       ---------------                   --------------------------
                                         George J. Zulanas, Jr., Executive Vice
                                           President, Treasurer and Chief
                                           Financial Officer