Form 10-K
period 2002-09-29
UNIROYAL TECHNOLOGY CORP
filed 2003-01-14
CIK 890096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K
(Mark One)
[  X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934
              For the fiscal year ended September 29, 2002

                                   OR

[     ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from ___________      to     __________

                         Commission file number 0-20686

                         UNIROYAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                         65-0341868
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

602 Sarasota Quay
Sarasota, Florida                                       34236
     (Address of principal executive offices)           (Zip Code)

                                 (941) 362-1808
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class        Name  of  each  exchange  on  which registered
         None                                  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (29,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 3, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for this purpose that all directors and officers of the registrant and all holders of 5% or more of the common stock of the registrant are affiliates) was approximately $84,236 based on the closing price for the stock on January 3, 2003.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X    No
   -------    --------


As of December 31, 2002, 30,362,888 shares of the registrant's common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS



Part I........................................................................3
   Item 1.  Business..........................................................3
   Item 2.  Properties.......................................................18
   Item 3.  Legal Proceedings................................................18
   Item 4.  Submission of Matters to a Vote of Security Holders..............19
Part II......................................................................19
   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters..........................................................19
   Item 6.  Selected Financial Data..........................................20
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operation.............................................20
   Item 7A. Quantitative and Qualitative Disclosures about Market Risks......20
   Item 8.  Financial Statements and Supplementary Data......................20
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................20
Part III.....................................................................20
   Item 10. Directors and Executive Officers of the Registrant...............20
   Item 11. Executive Compensation...........................................22
   Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters..................................26
   Item 13. Certain Relationships and Related Transactions...................28
Part IV......................................................................28
   Item 14. Controls and Procedures..........................................28
   Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K...28

          As previously reported, on August 25, 2002, Uniroyal Technology Corporation (the "Company" or "Uniroyal") and its subsidiaries filed for reorganization under Chapter 11 of Title 11 of the U.S. Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (the "Bankruptcy Case").

          On October 18, 2002, the Company submitted to the Securities and Exchange Commission (the "SEC") a written request for permission to file monthly operating reports which it is required to file with the Bankruptcy Court and the U.S. Trustee in connection with its Bankruptcy Case (the "Monthly Reports"), during the pendency of the Bankruptcy Case in lieu of the periodic reports that it would otherwise file pursuant to the Securities Exchange Act of 1934 (the "1934 Act"). The Monthly Reports provide an ongoing record of assets and liabilities of the Company's estate, together with a record of cash receipts and disbursements. On or about December 6, 2002, the SEC advised the Company that it had not satisfied the requirements in order for the SEC to grant the Company's request because the average daily trading activity in the Company's common stock since the commencement of the Bankruptcy Case exceeded the SEC's volume limitations.

         During the period prior to filing the Bankruptcy Case, the Company considerably downsized its headquarters operations and reduced its workforce and administrative staff. Because of the Company's lack of resources in terms of personnel and funds to pay the costs of preparing such periodic reports, the devotion by the Company of substantially all of its accounting resources to the preparation and filing of documents required for the Bankruptcy Case and the ongoing demands on the time of the remaining accounting personnel following the commencement of the Bankruptcy Case and further post-petition reductions in work force, the Company does not have, and does not anticipate having in the near future, the resources necessary to assemble the data to be included in, review, finalize and file its periodic reports required under the 1934 Act. For the foregoing reasons, the Company is unable to file its reports required under the 1934 Act and intends to file this Annual Report on Form 10-K without financial information and then to file under cover of Form 8-K its Monthly Reports with the SEC in lieu of filing its periodic reports. The Company has not yet filed any Monthly Reports with the Bankruptcy Court but expects to file such Monthly Reports for the first three months following the commencement of the Bankruptcy Case in the near future and to file such Monthly Reports with the SEC shortly thereafter. The Company notes that the daily trading activity in its common stock has decreased considerably from the levels prior to December 31, 2002.

    Item 1.  Business

         General

                  Uniroyal Technology Corporation is engaged in the development, manufacture and sale of a broad range of materials employing compound semiconductor technologies and plastic vinyl coated fabrics used in the production of consumer, commercial and industrial products.

                  We are organized into two primary business segments: Compound Semiconductor and Optoelectronics and Coated Fabrics.

                  The Compound Semiconductor and Optoelectronics segment manufactures wafers, epitaxial wafers and package-ready dies used in high brightness light emitting diodes ("HB-LEDs"), switches and transformers.

                  The Coated Fabrics segment manufactures a wide selection of plastic vinyl coated fabrics for use in furniture and seating applications. The Coated Fabrics business is a leading supplier in its marketplace because of its ability to provide specialized materials with performance characteristics customized to the end user and its ability to provide technical and customer support in connection with the use of its products in manufacturing.

                  On November 9, 2001, we closed the sale of certain net assets of our Uniroyal Adhesives and Sealants division ("UAS"), which comprised our Specialty Adhesives segment. The Specialty Adhesives segment manufactured and marketed liquid adhesives and sealants for use in the commercial roofing industry and in the manufacture of furniture, truck trailers and recreational vehicles.

                  The price of our common stock fell below $1.00 per share in January 2002. On February 22, 2002, the Nasdaq Stock Market, Inc. notified us that our stock was subject to delisting from the Nasdaq National Market if it did not close at $1.00 per share for a minimum of 10 trading days prior to May 23, 2002. On June 18, 2002, our common stock was transferred to the Nasdaq SmallCap Market. Our stock was delisted by the Nasdaq SmallCap Market on September 5, 2002 and now trades in the Pink Sheets.

           For more information, see "Certain Business Risks and Uncertainties."

                  Uniroyal is a Delaware corporation. Our principal executive offices are located at 602 Sarasota Quay, Sarasota, Florida 34236, and our telephone number at that address is (941) 362-1808.

         Current Developments

                  On August 25, 2002, Uniroyal and all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Uniroyal and its subsidiaries (jointly referred to as the "Debtors") are continuing to manage their properties and operate their businesses as "debtors-in-possession" in the ordinary course under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

                  In connection with its filing for reorganization, the Debtors entered into a Debtor-in-Possession Financing Agreement with The CIT Group/Business Credit, Inc. The agreement provides for a credit line of up to $15 million for the Debtors based on certain borrowing base limitations. As of January 3, 2003, the Debtors had drawn down approximately $8.4 million under the agreement under interim orders issued by the Bankruptcy Court. As of January 3, 2003, we had approximately $342,000 of availability under this agreement. The Bankruptcy Court has not yet issued a final order approving the agreement.

                  Uniroyal's subsidiary, Sterling Semiconductor, Inc. ("Sterling"), entered into an Asset Purchase Agreement as of November 27, 2002 to sell substantially all of its assets to Dow Corning Enterprises, Inc. for a purchase price of $11.2 million, subject to certain adjustments. On or about December 20, 2002, the Bankruptcy Court issued an order approving bidding procedures for the sale of Sterling's assets. Uniroyal anticipates that the Bankruptcy Court will issue an order approving the sale of Sterling's assets to Dow Corning Enterprises or a higher bidder on January 16, 2003. The sale is important to the Debtors to provide liquidity for their reorganization.

                  Uniroyal has retained an investment banker and plans to file a Plan of Reorganization ("Plan"). Uniroyal can give no assurances as to the value, if any, current common shareholders will receive once the Plan is approved by the Bankruptcy Court. Investment in Uniroyal's stock involves considerable risk and subject to a total loss of an investor's investment. The Company discourages investment in the common stock.

         Coated Fabrics Segment

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

                  Manufacturing Facilities

                  We manufacture our coated fabrics products at our facility located in Stoughton, Wisconsin. The segment ceased manufacturing at the facility in Port Clinton, Ohio on November 11, 1998. We own both of these facilities. The Port Clinton facility is subject to a contract of sale.

                  Trademarks and Patents

                  We own and control patents, trade secrets, trademarks, trade names, copyrights and confidential information, which in the aggregate are material to our business. We are not materially dependent, however, upon any single patent or trademark. We have several trademarks that have wide recognition and are valuable to our business. Among the trademarks that are of material importance to us are NAUGAHYDE(R), NAUGAFORM(R) and DURAN(R). Our trademarks are registered in the United States and in a number of foreign jurisdictions with terms of registration expiring generally between 2003 and 2016. No trademark registration of material importance to us expired during fiscal 2002. We intend to renew in a timely manner all those trademarks that are required for the conduct of our business. We also hold 4 patents (either current or pending) in the United States and Canada.

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

                  HB-LEDs are solid-state compound semiconductor devices that emit light when direct current is applied. The advantages of HB-LEDs over conventional light sources include:

                  o Efficiency. LEDs efficiently convert electricity to light and require approximately 90% less energy than conventional light sources.

                  o Longevity. LEDs have an expected life span of 50 times longer than incandescent bulbs. LEDs also operate on low voltage and qualify for UL low-wattage certification.

                  o Design Flexibility. LEDs can be arranged in virtually an infinite number of configurations, making the use of lines, points, fields and curves possible. LEDs can be easily programmed to create subtle changes in color and quality of light.

                  o Range of Colors. LEDs produce high-purity colored light that can be mixed to create millions of colors.

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

                  In the LED marketplace, our primary U.S. competitor is Cree, Inc., a leading developer and manufacturer of compound semiconductor materials and electronic devices, and currently the market leader in the segment. Other competitors include:

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

                  Marketing

                  We market our optoelectronics products generally through an executive sales approach, relying predominantly on the efforts of senior management and a small direct sales staff for domestic product sales. We believe that this approach is preferable in view of our current customer base and product mix, particularly since the production of lamp and display products incorporating LED chips is concentrated among a relatively small number of manufacturers. Sales in Japan, Taiwan, Hong Kong and Europe are primarily made by distributors and independent sales representatives.

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

                  Manufacturing Facility

                  We operate a 77,000 square foot, state-of-the-art facility in Tampa, Florida, for the development and manufacture of HB-LEDs. The infrastructure and capital equipment were completed in two phases with a total investment of approximately $54 million. The second phase of construction, completed in August 2001, provided the infrastructure and necessary space for future capacity expansion. Additional reactors for blue, green and UV HB-LEDs will be staged in as required to further increase the production capacity. The estimated cost of machinery for this additional capacity is approximately $25.0 million. This is a leased facility.

                  Our primary SiC facility, an ISO-9002 certified facility which manufactures SiC and performs research and development, and executive offices are located in Danbury, Connecticut. Sterling also subleases a portion of Uniroyal Optoelectronics' Tampa, Florida facility for SiC epitaxy. Both facilities are leased. We consolidated our former Sterling, Virginia facility and the Danbury, Connecticut facility in November, 2002.

                  The Company's NorLux Corp. subsidiary operates a 12,000 square foot facility with a state-of-the-art 2,000 square foot manufacturing section dedicated to HB-LED assembly. The facility houses an engineering design and development lab, administrative offices and warehouse to support the supply of custom and standard products. The production environment provides for the appropriate atmosphere to manufacture microelectronic products and LED assemblies. The facility supports high-quality prototype, pre-production and stocking builds as well as continuous pilot production in low- to mid-volumes. This is a leased facility.

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

                  Raw Materials

                  We depend on a limited number of suppliers for certain raw materials, components and equipment used in the Optoelectronics business, including certain key materials and equipment used in our wafering, polishing, epitaxial deposition, device fabrication and device test processes. In addition, the availability of these materials, components and equipment to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. We endeavor to maintain ongoing communication with our suppliers to guard against interruptions in supply and, to date, generally have been able to obtain adequate supplies from our existing sources. Most of our suppliers demand cash in advance payments for their products and services. From time-to-time cash issues have led to periodic disruptions in the purchase of raw materials leading to production delays. However, any significant interruption in the supply of these key materials, components or equipment could have a significant adverse effect on our operations.

         General

                  Employees

                  The Company has approximately 318 employees, including approximately 156 hourly wage employees and 162 salaried employees. We believe that at the present time our workforce is adequate to conduct our business and that our relations with employees are generally satisfactory, although there have been no salary increases in the last twelve months and certain senior level employees have voluntarily reduced their base salaries. Also, cash constraints have delayed payments under our health care plans for active employees and retirees.

                  The Company is a party to one collective bargaining agreement. At our coated fabrics manufacturing facility located in Stoughton, Wisconsin, approximately 112 hourly employees are covered by an agreement expiring on September 17, 2003 with Local 7-1207 of P.A.C.E. International Union (formerly known as the United Paperworkers International Union).

                  Research and Development

                  We are engaged in research and development programs designed to develop new products, manufacturing processes, systems and technologies and to enhance our existing products and processes. Research and development is conducted within each of our business segments. Investment in research and development has been an important factor in establishing and maintaining our competitive position in many of the specialized niche markets in which our products are marketed.

                  We currently employ a staff of approximately 40 individuals in connection with our research and development efforts. The individuals include chemists, process development engineers and laboratory technicians and are responsible for new product development and improvement of production processes.

                  Environmental Matters

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

         Specialty Adhesives Segment

                  In connection with the July 1996 acquisition of a manufacturing facility in South Bend, Indiana for the UAS operations, the Company assumed costs of remediation of soil and ground water contamination. Under the terms of the agreement for the purchase of the facility, the Company placed $1,000,000 in an escrow account to be used for the remediation. The $1,000,000 represented the total estimate of the clean-up cost over a five to seven year period and was treated as a part of the purchase price of the facility. As of December 31, 2002, the Company had spent approximately $817,000 of related remediation costs and had approximately $213,000 left in the original environmental escrow account. In accordance with the asset purchase agreement for the sale of UAS on November 9, 2001, $300,000 of the sales proceeds were placed in another environmental escrow account pursuant to the terms of an environmental escrow agreement with the purchaser of UAS.

                  Upon the sale of UAS in November 2001, the Company recorded the $566,000 in the environmental escrow accounts as both an asset and a liability within the net liabilities of the discontinued operations of UAS. The Company has received a cost opinion from an independent environmental consulting and engineering firm that estimated the remediation costs for the South Bend facility at $416,000 over a four-to-five year period. Because of the uncertainty regarding the ultimate costs, the Company will not reverse any portion of the environmental liability established for the South Bend facility until such point in time that the funds from the environmental escrow accounts, in excess of the anticipated remediation costs, are released to the Company, which release is subject to certain conditions. We have agreed with the purchaser of UAS that we will transfer the environmental escrow accounts to such purchaser, which will assume responsibility for completing the remediation.

         High Performance Plastics Segment

                  During the second quarter of Fiscal 2000, the Company established a $3,843,000 reserve for future environmental remediation costs of the Stamford, Connecticut, Hackensack, New Jersey and Stirling, New Jersey facilities used by HPPI in their operations, which reserve was included within the discontinued operations of HPPI. The majority of this environmental reserve ($3,693,000) related to a portion of the Stamford real property acquired by the Company in October of 1995. Prior to the purchase of this property in 1995, the previous owner had performed extensive environmental remediation and the Company received an environmental report showing lack of further contamination. In connection with the sale of HPPI in February of 2000, the Company conducted an environmental assessment in compliance with the laws of the State of Connecticut. The environmental assessment indicated that the portion of the Stamford real estate that was acquired by the Company in 1995 was contaminated with total petroleum hydrocarbons, DDT and other pesticide chemicals. The initial reserve for the Stamford environmental remediation costs, established in the second quarter of fiscal 2000, was based upon cost estimates from independent environmental contractors. The Company spent approximately $1,557,000 on remediation costs for the Stamford property during fiscal 2000 and charged the expenditures against the reserve established above. At the end of fiscal 2000, the Company adjusted its environmental reserves for HPPI (primarily as it related to the Stamford facility) to $1,070,000. The adjustment was included with the gain on the disposition of discontinued operations and was based upon the revised estimates from third party environmental consultants. The remediation cost estimate was reduced primarily as a result of a revised remediation methodology which was ultimately approved by the Connecticut Department of Environmental Protection in November of 2001. The Company spent approximately $50,000 of remediation costs on the Stamford real property during Fiscal 2001 and $494,000 during fiscal 2002. As of September 29, 2002, the Company estimated, and has reserved for, environmental remediation costs at the Stamford facility of approximately $253,000 which are expected to be incurred over the next 28 years. The purchaser of HPPI has deferred taking title to this portion of the Stamford real property until it is comfortable with the environmental condition of the property.

                  The balance of the HPPI environmental reserve established in February of 2000 ($150,000) related to the Hackensack, New Jersey real property and the Stirling, New Jersey property (which is currently listed as held-for-sale). The reserves were established at that time based upon ongoing environmental assessments at those facilities and trust agreements entered into with the State of New Jersey. Remediation expenditures for Hackensack and Stirling were minimal during fiscal 2000. The Company spent approximately $43,000 between the two facilities on remediation efforts during fiscal 2001 and $5,000 during fiscal 2002. At September 29, 2002, the Company (through both internal and external environmental consultants) has estimated that the remediation costs for both facilities approximates $250,000 which is expected to be incurred over a three-year period. The Company's remediation cost estimates for the Hackensack real property are based on the fact that the majority of the original contamination identified has naturally biodegraded and the remaining contamination has resulted from an upstream property, the owner of which will be responsible for the clean-up. The purchaser of HPPI has deferred taking title to the Hackensack real property until it is comfortable with the environmental condition of the property.

                  Based on information available as of September 29, 2002, the Company believes that the costs of known environmental matters have been adequately provided for; however, given the current liquidity crisis of the Company, any additional environmental matters could have a material adverse effect on the Company's operations, cash flows or financial position.

         History of Company

                  Our businesses trace their origins to a number of predecessor companies which eventually were reorganized pursuant to the Third Amended Plan of Reorganization under the Bankruptcy Code for Polycast Technology Corporation and Its Affiliated Debtors (as subsequently modified, the "Plan of Reorganization").

                  In October and November 1991, the predecessor companies filed voluntary bankruptcy petitions with the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division (the "Indiana Bankruptcy Court") for relief under the Bankruptcy Code.

                  The Plan of Reorganization of the predecessor companies was substantially consummated on September 27, 1992. Pursuant to the Plan of Reorganization, each of the predecessor companies transferred substantially all of its assets to a newly organized subsidiary with a name that was substantially identical to the name of its corresponding predecessor company. In exchange, each of these new subsidiaries, including Polycast Technology Corporation ("Polycast"), Uniroyal Engineered Products, Inc. ("UEP"), Uniroyal Adhesives and Sealants Company, Inc. ("UAS") and Ensolite, Inc. ("Ensolite"), agreed to assume certain of the liabilities of its corresponding predecessor company. In addition, we issued, or authorized for issuance, 19,150,000 (post-split basis) shares of our common stock to holders of allowed unsecured claims against the predecessor companies and 50 shares of Series A Preferred Stock and 50 shares of Series B Preferred Stock to the Pension Benefit Guaranty Corporation (the "PBGC"). The Indiana Bankruptcy Court issued its final decree closing the bankruptcy of the predecessor companies on September 27, 1999.

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

                  On November 9, 2001, we sold substantially all of the assets of our Specialty Adhesives business to Royal Adhesives and Sealants, LLC.

                  On August 25, 2002, we filed for reorganization under Chapter 11 of the United States Bankruptcy Code.

         Certain Business Risks and Uncertainties

         General

                  The Company discourages investment in its common stock.

                  Note that although we have agreed to sell our Sterling Semiconductor, Inc. subsidiary, as discussed in "Item 1. Business "Current Developments," such sale is subject to outstanding conditions. Therefore, a number of the risks described below continue to describe aspects of the operations of this subsidiary.

         We Are Experiencing a Liquidity Crisis.

                  On August 25, 2002, Uniroyal and all of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Uniroyal and its subsidiaries (jointly referred to as the "Debtors") are continuing to manage their properties and operate their businesses as "debtors-in-possession" in the ordinary course under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

                  In connection with its filing for reorganization, the Debtors entered into a Debtor-in-Possession Financing Agreement with The CIT Group/Business Credit, Inc. The agreement provides for a credit line of up to $15 million for the Debtors based on certain borrowing base limitations. As of January 3, 2003, the Debtors had drawn down approximately $8.4 million under the agreement under interim orders issued by the Bankruptcy Court. As of January 3, 2003, we had approximately $342,000 of availability under this agreement. The Bankruptcy Court has not yet issued a final order approving the agreement.

                  Uniroyal's subsidiary, Sterling Semiconductor, Inc. ("Sterling"), entered into an Asset Purchase Agreement as of November 27, 2002 to sell substantially all of its assets to Dow Corning Enterprises, Inc. for a purchase price of $11.2 million, subject to certain adjustments. On or about December 20, 2002, the Bankruptcy Court issued an order approving bidding procedures for the sale of Sterling's assets. Uniroyal anticipates that the Bankruptcy Court will issue an order approving the sale of Sterling's assets to Dow Corning Enterprises or a higher bidder on January 16, 2003. The sale is important to the Debtors to provide liquidity for their reorganization.

                  Uniroyal has retained an investment banker and plans to file a Plan of Reorganization ("Plan"). Uniroyal can give no assurances as to value, if any, current common shareholders will receive once the Plan is approved by the Bankruptcy Court. Investment in Uniroyal stock is at high risk and subject to total loss of capital. The Company discourages investment in the common shares.

                  We experienced net operating losses and negative cash flows during fiscal 2001 and fiscal 2002 as we continued our transition to the high technology arena. Investment spending related to start-up costs and capital expenditures at our subsidiaries, Uniroyal Optoelectronics, LLC and Sterling Semiconductor, Inc., have been significant, and our liquidity became strained in early fiscal 2002 and remains strained.

                  Our strategy to provide liquidity to fund our operations requires us to reduce our operating costs and to sell certain assets and close the sale of our Sterling Semiconductor subsidiary (which is under contract). We have taken steps to reduce operating costs, including layoffs of employees and reduction of salaries of officers. Even if we successfully complete these steps, we will need to obtain additional financing, which could require selling other assets at unfavorable terms or borrowing funds which might not be available or might only be available to us at terms we would not deem acceptable. Our failure to implement our liquidity strategy successfully would have a material adverse effect on our financial condition and results of operations.

         The Market Price of Our Common Stock Has Fluctuated Widely and Could Be of No Value in the Future.

                  The market price of Uniroyal's common stock has been and may continue to be subject to wide fluctuations. Factors affecting the stock price may include:

                  o variations in our operating results and those of our competitors from quarter to quarter;
                  o    changes in earnings estimates by securities analysts;
                  o market conditions in the compound semiconductor and coated fabrics industries;
                  o    cash flow constraints;
                  o    significant sales of our securities; and
                  o    general economic and market conditions.

                  Uniroyal's stock price has fluctuated widely. For example, between January 1, 2000 and September 29, 2002, the high and low sale prices of our common stock fluctuated between approximately a high of $36.44 and a low of $0.02 per share. The prices have been adjusted to give effect to the 100% stock dividend declared on March 10, 2000 for stockholders of record on March 20, 2000. The current market price of our common stock may not be indicative of future market prices, and investors may not be able to sustain or increase the value of their investment in the common stock. The stock currently trades in the Pink Sheets. At the close of trading on January 3, 2003, the price per share of common stock was $0.005. It is possible that stockholders will receive no value in the Company's reorganization.

                  Our future results of operations involve a number of significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. Our historical sales results and our current backlog cannot ensure that we will be able to achieve the higher sales levels required for profitability. If our sales do not increase significantly from historic levels or such increases are not enough, we will have to further reduce our expenses and capital expenditures to maintain cash levels necessary to sustain our operations. Our future success will depend on increasing our revenues and reducing our expenses to enable us to reach profitability.

         The Market Price of, and the Efficiency of the Trading Market for, Our Common Stock Could Decline as a Result of Lack of Equity Value in our Reorganization.

                  Our shares of common stock are traded in the Pink Sheets and are thinly traded.

                  Our stock may become subject to the so-called penny stock rules that impose restrictive sales practice requirements on broker-dealers who sell those securities.

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

         Our Continued Success Depends in Part on Our Ability to Attract and Retain Certain Key Personnel.

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

                  The competition for attracting and retaining employees, especially scientists for the Compound Semiconductor and Optoelectronics segment, is intense. Because of this intense competition for these skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees in the future. Specifically, we may experience increased costs in order to attract and retain skilled employees. Failure to retain skilled employees and attract additional qualified employees could have a material adverse effect on our business, financial condition and results of operations.

         Protecting Our Trade Secrets and Securing Patent Protections Are Critical to Our Ability to Compete Effectively for Business.

                  Trade Secrets. Our success and competitive position depend on protecting our trade secrets and other intellectual property. Particularly with respect to the business of our Compound Semiconductor and Optoelectronics segment, our strategy is to rely more on trade secrets than patents to protect our manufacturing and sales processes and products. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take certain measures to protect our trade secrets, including executing non-disclosure agreements with our employees, customers and suppliers. If parties breach these agreements or the measures we take are not properly implemented, we may not have an adequate remedy. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes or devices could materially and adversely affect Uniroyal's business, financial condition and results of operations.

                  Patent Protection. Although we currently hold four U.S. patents, these patents do not protect any material aspects of the current or planned commercial versions of our products for our Compound Semiconductor and Optoelectronics business segment. We are actively pursuing patents on some of our recent inventions, but these patents may not be issued. Even if these patents are issued, they may be challenged, invalidated or circumvented. In addition, the laws of certain other countries may not protect our intellectual property to the same extent as U.S. laws.

         Enforcement of Intellectual Property Rights by or against Us Could Be Costly and Could Impair Our Business.

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

         Due to Protracted Product Qualification Periods, We May Incur Significant Costs to Develop Products that May Ultimately Be Unsuccessful.

                  Many of the markets in which we compete are characterized by long lead times for new products requiring significant working capital investment by Uniroyal and extensive testing, qualification and approval by our customers and the end users of products. We face a significant risk that we will incur significant costs for research and development, manufacturing equipment, training, facility-related overhead and other expenses to develop new products, only to have our customers or end users not select them.

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

         Certain Provisions of Our Charter and Our Stockholder Rights Plan May Adversely Affect our Stock Price and Make it More Difficult for a Third Party to Acquire Uniroyal even if Such Acquisition Could Be Beneficial to Some of Our Shareholders.

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

         Risk Factors Associated with Uniroyal's Coated Fabrics Business Segment

         If Labor Relations at our Coated Fabrics Business Segment were Materially Impaired, Our Business Would be Adversely Affected.

                  We are a party to a collective bargaining agreement at our coated fabrics manufacturing facility located in Stoughton, Wisconsin. Approximately 112 hourly employees are covered by an agreement expiring on September 17, 2003 with Local 1207 of P.A.C.E. (formerly known as the United Paperworkers International Union).

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

                  We incurred a significant net loss in fiscal 2002 and a $46.5 million in fiscal 2001. See "Item 1. Business - Current Developments." We expect to continue to incur losses in 2003. To support the segment's growth, we have increased our expense levels and our investments in inventory and capital equipment. As a result, we will need to significantly increase revenues and profit margins for the Compound Semiconductor and Optoelectronics segment to become and stay profitable. If the segment's sales and profit margins do not increase to support the higher levels of operating expenses and if its product offerings are not successful, our business, financial condition and results of operations could be materially and adversely affected.

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

         Our Operating Results Could be Harmed if We Lose Access to Certain Limited Sources of Materials, Components or Equipment Used in Our Compound Semiconductor and Optoelectronics Segment

                  We depend on a limited number of suppliers for certain raw materials, components and equipment used in the Compound Semiconductor and Optoelectronics segment, including certain key materials and equipment used in our wafering, polishing, epitaxial deposition, device fabrication and device test processes. In addition, the availability of these materials, components and equipment to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. We endeavor to maintain ongoing communication with our suppliers to guard against interruptions in supply and, to date, generally have been able to obtain adequate supplies in a timely manner from our existing sources. Most of our suppliers demand cash in advance payments for their products and services. From time-to-time cash issues have led to periodic disruptions in the purchase of raw materials leading to production delays. However, any significant interruption in the supply of these key materials, components or equipment could have a significant adverse effect on our operations.

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

Item 2. Properties

         The following table sets forth the location, size, general character and nature of the Company's facilities:


                                      SQUARE FEET      GENERAL CHARACTER
LOCATION AND ENTITY                   OF FACILITY      OF PROPERTY                             LEASED OR OWNED
-------------------                   -----------      -----------------                       ---------------

Corporate
Sarasota, Florida                          5,196      Corporate offices                             Leased
Stirling, New Jersey*                     50,000      Previously manufactured acrylic sheet,        Owned
                                                        rods & tubes - currently for sale
Port Clinton, Ohio*                      240,000      Previously manufactured coated fabrics        Owned
                                                        products - currently for sale
Coated Fabrics Segment
Stoughton, Wisconsin                     198,275      Manufacture of coated fabrics products        Owned

Compound Semiconductor and
   Optoelectronics Segment
Danbury, Connecticut                      11,070      Manufacture of SiC wafers                     Leased
Tampa, Florida                            77,000      Manufacture of epitaxial wafers and
                                                        package-ready die                           Leased
Carol Stream, Illinois                    12,000      Development of optoelectronic devices         Leased
Sterling, Virginia**                      14,000      Research and development,
                                                        SiC technology                              Leased

*The Company has entered into agreements to sell the Stirling, New Jersey and Port Clinton, Ohio facilities.
**Operations and some staff of the Sterling, Virginia facility have been distributed between the Danbury, Connecticut and Tampa, Florida locations. The Sterling, Virginia location was closed as of December 31, 2002.

Item 3. Legal Proceedings

                  On February 23, 2001, the Company and its wholly owned subsidiary, Sterling, were served with a complaint by AFG-NVC, LLC in the Loudoun County, Virginia Circuit Court. The complaint sought approximately $8,106,000 for alleged default under a lease and benefits that the landlord believed it would have received under such lease. The Company filed an answer seeking not less than $7,000,000 for breaches of contract, fraud and constructive fraud on the part of the plaintiff. On February 11, 2002, the Company reached a settlement and on April 26, 2002, executed settlement documents with the plaintiff whereby the Company paid AFG-NVC, LLC $650,000 in the form of a secured promissory note and 300,000 shares of the Company's common stock (valued at approximately $135,000 at the time of settlement). The promissory note is secured by a security interest in the Company's Stirling, New Jersey facility which is currently subject to a sale contract. The term of the note is one year and is due in full at maturity. Interest is payable quarterly at 8% per annum. The Company recorded the $785,000 settlement during the first quarter of Fiscal 2002.

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

                  The Company and certain of its officers are currently defendants in a putative class action securities lawsuit filed by certain former shareholders of Sterling in July 2002 in the United States District Court for the Eastern District of Virginia. This action was transferred to the United States District Court for the Middle District of Florida in December, 2002. This suit alleges, among other things, violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Exchange Act in connection with the exchange of common stock of the Company for securities of Sterling in May 2000. The plaintiffs allege that the Company misrepresented the timing of the attainment of commercial viability of the Company's subsidiary UOE. Management intends to defend this suit vigorously.

                  The Company and certain of its subsidiaries have been served with several actions brought by vendors seeking approximately $4 million for purchases of equipment, supplies and services for which the Company or such subsidiaries have failed to make payments. In one suit the vendor has obtained pretrial attachment to certain of the Company's bank accounts, effectively freezing approximately $142,000 of the Company's cash. This amount was reclassified from cash to prepaid and other assets as of June 30, 2002. These actions have been stayed under the United States Bankruptcy Code and will be resolved in the Company's Chapter 11 reorganization proceedings.

                  Uniroyal Retiree Benefits, Inc. ("URBI"), which provides health care and life insurance services to certain persons who retired from predecessors of the Company and certain other employers, filed an action in June 2002 in the United States Bankruptcy Court for the Northern District of Indiana seeking reopening of a 1995 order in an adversary proceeding and a contempt citation against the Company in connection with the Company's failure to make payments to URBI aggregating $665,457. This action has been stayed and will also be resolved in the Company's reorganization process.

                  Mechanics' liens have been filed against premises occupied by UOE in Tampa, Florida and by Sterling in Sterling, Virginia. The claims in connection with such liens aggregate approximately $2,411,000 in the case of UOE and approximately $2,132,000 in the case of Sterling. The existence of such liens violates the terms of the leases for such premises. The failure to cure such defaults could result in the termination of the leases, which could have a material adverse effect on the businesses of UOE and Sterling. The landlord of the Tampa facility filed an eviction notice in Hillsborough County Court based in part on the existence of mechanics' liens against the premises. A forbearance agreement was entered into with the landlord which has since expired. These matters will be resolved in the Company's reorganization proceedings. As of December 31, 2002, the Company closed the Sterling, Virginia plant.

                  The Company knows of no other pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject other than routine litigation incidental to the Company's business.

                  No legal proceedings, other than those previously mentioned, were terminated during the fiscal year ended September 29, 2002, other than routine litigation incidental to the Company's business.

Item 4. Submission of Matters to a Vote of Security Holders

                  No matter was submitted during the fourth quarter of fiscal 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                  Prior to the effective date of a plan of reorganization on September 27, 1992, none of the Company's common stock, par value $.01 per share (the "Common Stock"), was issued, and consequently there was no public market for the Common Stock. The Common Stock was admitted to trading on the Nasdaq National Market System on September 28, 1992. The common stock was transferred to the Nasdaq SmallCap Market on June 18, 2002 and was delisted on September 5, 2002. It currently trades in the Pink Sheets. At the close of trading on January 3, 2003, the price per share of Common Stock was $0.005.

                  As of January 3, 2003, there were 1,273 holders of record of shares of Common Stock.

                  The following table sets forth the high and low sales price per share of the Company's Common Stock as reported by Nasdaq and other market information provides for the indicated dates. The prices have been adjusted to give effect to the two-for-one stock split declared on March 10, 2000 for stockholders of record on March 20, 2000:

                   Fiscal Year Ended                 Fiscal Year Ended
                   September 29, 2002                September 30, 2001
         --------------------------------     -----------------------------

Quarter           High             Low             High             Low
-------           ----             ----            ----             ----
First           $   4.19      $    2.20         $  15.13       $    5.25
Second          $   3.20      $     .27         $   8.75       $    5.88
Third           $    .80      $     .08         $  10.11       $    6.94
Fourth          $    .29      $     .02         $   8.50       $    2.54

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

Item 6.  Selected Financial Data.

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

         See Item 1 above - "Certain Business Risks and Uncertainties."

Item 8.  Financial Statements and Supplementary Data.

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Company

   =============================================================================
   NOMINEE               AGE          POSITION             DIRECTOR  SINCE

   =============================================================================
   Peter C.B. Bynoe       51  Director                          1992
   -----------------------------------------------------------------------------
   Thomas E. Constance    66  Director                          1998
   -----------------------------------------------------------------------------
   Howard R. Curd         63  Chairman of the Board,            1992
                              Chief Executive Officer
                              and Director
   -----------------------------------------------------------------------------
   Curtis L. Mack         60  Director                          1992
   -----------------------------------------------------------------------------
   Roland H. Meyer        75  Director                          1992
   -----------------------------------------------------------------------------
   John A. Porter         59  Director                          1994
   -----------------------------------------------------------------------------
   Robert L. Soran        59  President,                        1993
                              Chief Operating Officer
                              and Director
   =============================================================================

         Peter C.B. Bynoe is Chairman of the Audit Committee and a member of the Executive Committee of the Board of Directors. Mr. Bynoe is Chairman of Telemat Ltd., a project management and financial services consulting firm he founded. He is also a partner in the law firm of Piper Rudnick. Mr. Bynoe also formerly served as the Executive Director of the Illinois Sports Facilities Authority, a joint venture of the City of Chicago and the State of Illinois created to build a new Comiskey Park for the Chicago White Sox. Mr. Bynoe was formerly the co-owner and Managing General Partner of the National Basketball Association's Denver Nuggets. Mr. Bynoe was an Overseer of Harvard University until June 2001.

         Thomas E.Constance is a member of the Audit, Compensation, Option, Trust Fund and Executive Committees of the Board of Directors. Mr. Constance is Chairman and partner of Kramer, Levin, Naftalis & Frankel, a law firm in New York City. He was a partner of Shea & Gould from 1971 to 1994 and served as Chairman of the Executive Committee of that firm. Mr. Constance serves as a Trustee of the M.D. Sass Foundation and St. Vincent's Services. He also serves on the Advisory Board of Barrington Capital, L.P. and serves as a director of Kroll, Inc. and Siga Technologies, Inc.

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

         John A. Porter is a member of the Audit and Executive Committees of the Board of Directors. Mr. Porter was formerly a director of WorldCom Inc., one of the largest telecommunications companies in the United States. He was Chairman of the Board of Directors of LDDS Communications, Inc. ("LDDS") from 1988 until its merger with Metromedia Communications in 1993 and was Vice Chairman of the Board from 1993 to 1997. He served as President and Chief Executive Officer of Telephone Management Corporation from 1987 until it was acquired by LDDS in August 1988. Mr. Porter is a former director of Inktomi Corporation. Mr. Porter also serves as Chairman of the Board of Directors of TelTek, Inc., a holding company that currently holds all of the stock of Phillips & Brooks/Gladwin, Inc., an equipment manufacturer for deregulated electrical and telecommunications markets, and Industrial Electric Manufacturing Inc., a manufacturer of electrical power distribution products.

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

Executive Officers of the Company

         Officers of the Company are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders or until their respective successors have been duly elected and qualified. Any officer of the Company may be removed, pursuant to the Company's By-Laws, with or without cause, by a vote of a majority of the entire Board of Directors. The following table sets forth the name, age and position of each executive officer of the
Company:

================================================================================
          NAME           AGE                    POSITION
================================================================================
Howard R. Curd            63     Chairman of the Board of Directors and
                                 Chief Executive Officer
--------------------------------------------------------------------------------
Robert L. Soran           59     Director, President and Chief Operating Officer
--------------------------------------------------------------------------------
George J. Zulanas, Jr.    58     Executive Vice President, Chief Financial
                                 Officer and Treasurer
--------------------------------------------------------------------------------
Oliver J. Janney          56     Executive Vice President, General Counsel
                                 and Secretary
--------------------------------------------------------------------------------
Martin J. Gutfreund       61     Vice President, Human Resources and
                                 Administration
================================================================================

         The business experience of Messrs. Curd and Soran is described above under "Directors of the Company."

         Messrs. Zulanas, Janney and Gutfreund were elected to the positions set forth above as of September 21, 1992, except that Messrs. Zulanas and Janney were elected to the office of Executive Vice President on March 10, 2000.

         Mr. Gutfreund resigned as an officer of the Company effective October 1, 2002.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "S.E.C."). Officers, directors and beneficial owners of more than ten percent of the Company's common stock, $.01 par value per share ("Common Stock"), are required by S.E.C. regulations to furnish the Company with copies of all reports that they file with the S.E.C. pursuant to Section 16(a) of the Exchange Act. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2002 its officers, directors and beneficial owner of more than ten percent of the Common Stock complied with applicable Section 16(a) filing requirements, except that Mr. Mack failed to file a report on Form 4 in connection with a division of his stock holdings with his former spouse, which transaction will be reflected in a report in Form 5.

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

         Because of cash constraints, the Company has not paid the cash fees to directors since December 2001.

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

         Base Salary. Base salary and adjustments to base salary are set by employment agreements with Messrs. Curd, Soran, Zulanas and Janney. The base salaries for executive officers are targeted at the upper quartiles of the competitive market. For this purpose, the Compensation Committee reviews and considers the salary ranges of executive officers in comparable positions at companies comparable to the Company in various industries. The Compensation Committee's practice is to review the base salary of each executive officer annually, at which time the executive officer's base salary may be increased beyond the contractually mandated incremental increases based upon the executive officer's individual performance and contributions to the Company. The Committee has not made any such increase in the past. To meet the Company's cash and profit objectives, the salaries of the executive officers were reduced by 10% - 25% effective October 16, 2001 and higher percentages were deferred indefinitely during the first two months of calendar 2002. On August 28, 2002, each of the executive officers agreed to defer 20-50% of his base compensation from September 15, 2002 until 10 days after the earlier of the consummation of the Company's plan of reorganization or the termination of such officer's employment by the Company.

         Annual Bonus. The Company's executive officers, as well as a number of other key employees of the Company, are eligible for an annual cash bonus pursuant to the Company's Management Incentive Plan (the "MIP"). Target annual bonus amounts for the executive officers are established at the beginning of the fiscal year by the Compensation Committee. For this purpose, the Compensation Committee reviews and considers bonus amounts awarded to officers of companies in comparable positions in various industries comparable in size to the Company and also considers Company performance and the achievement of each executive officer in his area of responsibility and the resulting contribution to overall corporate performance. Total payments into the MIP Plan for all participants, including executive officers, were approximately $2,365,591 for fiscal 2000, approximately $96,000 for fiscal 2001, and approximately $105,800 for fiscal 2002. No executive officer received any payment under the MIP for fiscal 2001 or 2002. Under the MIP the Compensation Committee has discretion to adjust an individual's actual bonus payment from the amount that would otherwise be payable under the formula, subject to approval by the full Board of Directors.

         Long-Term Incentives. The executive officers of the Company and other current members of management and other key employees and all employees at the Company's headquarters and the Company's Compound Semiconductor and Optoelectronics segment have been granted and currently hold stock options pursuant to the Company's stock option plans. The Company's stock option plans are intended to provide opportunities for stock ownership by management and other key employees, which will increase their proprietary interest in the Company and, consequently, their identification with the interests of the stockholders of the Company. In addition, the executive officers have purchased stock on their own as a demonstration of their commitment to the Company. Stock options granted under the Company's stock option plans have exercise prices equal to the fair market value of the Company's Common Stock on the dates of grant. The stock options have terms ranging from three to ten years. A deferred compensation plan was instituted for the executive officers in fiscal 1995; this improves the Company's short-term cash flow. A split-dollar life insurance plan was also instituted in fiscal 1995, to facilitate executive officers' saving for retirement; this plan was revised in March 2000, so that each participant could purchase for a nominal sum the paid-up policy at retirement or such earlier date on which benefits would be payable. At the same time the Board of Directors amended the Deferred Compensation Plan to reduce the rate of interest paid by the Company on balances held under the plan. Effective October 1, 1998, the Board of Directors approved a defined contribution retirement plan to provide benefits for certain executives for ten years after their retirement; benefits under such plan are conditional on an executive's being employed by the Company until retirement; in March 2000 the Board of Directors approved an additional ten years of paid-up benefits. On March 10, 2000, the stockholders approved a stock grant plan for directors and key employees, including the executive officers. To meet the Company's cash and profit objectives, the split-dollar life insurance plan and the defined contribution retirement plan were terminated on December 28, 2001.

         Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally disallows a tax deduction to publicly held companies for compensation to the chief executive officer and the four other most highly compensated executive officers to the extent that it exceeds $1 million per covered officer in any fiscal year. Certain exceptions are provided for non-discretionary, performance-related compensation. The Compensation Committee will review the effects of Section 162(m), from time to time, as it reviews changes in the compensation arrangements, to the extent it deems appropriate. The Compensation Committee may recommend payments that are not deductible when it considers them in the best interests of the Company and its stockholders. No such payments were made for fiscal 2002.

Chief Executive Officer's Performance

         The Compensation Committee has reviewed the compensation of the Chief Executive Officer and has found the level appropriate in comparison with persons holding similar positions in comparable companies and in light of developments at the Company during fiscal 2002, including attempts to restructure the Company, guiding the Company into the Chapter 11 proceedings and the continued reduction in corporate overhead costs. The Compensation Committee believes that the Chief Executive Officer is being appropriately compensated in a manner that relates to the performance of the Company.

Compensation Committee                         Option Committee
----------------------                         ----------------------
ROLAND H. MEYER, CHAIRMAN                      ROLAND H. MEYER, CHAIRMAN
THOMAS E. CONSTANCE                            THOMAS E. CONSTANCE

Summary Compensation Table

         The following table sets forth the cash and other compensation paid by the Company in respect of the fiscal year ended September 29, 2002, to the Chief Executive Officer and the other four most highly compensated officers of the Company. Certain of the executive officers of the Company also received certain other compensation, including automobile allowances. The amount of such other compensation received by each of these officers was less than the lesser of $50,000 or 10% of his respective cash compensation as set forth in the Salary and Bonus columns of this table. The salary figures set forth below include an aggregate of $143,948 that the listed officers have deferred in fiscal 2002 to accommodate the cash flow needs of the Company.


==============================================================================================================
                                                                                           LONG-TERM
                            ANNUAL COMPENSATION                                       COMPENSATION AWARDS
==============================================================================================================

Name/Principal Position         Fiscal   Salary       Bonus    Other Annual       Restricted       Securities
                                 Year      ($)         ($)     Compensation      Stock Awards      Underlying
                                                                                  ($)                Options
======================================  =========  ==========  ============     =============   ==============
Howard R. Curd                    2002   449,377           0             0                 0                0
Chairman of the Board &           2001   592,553           0             0            36,355          487,991
Chief Executive Officer           2000   571,939     400,357     1,637,039 (1)             0                0
--------------------------------------  ---------  ----------  ------------     -------------   --------------
Robert L. Soran                   2002   391,412           0             0                 0                0
President & Chief                 2001   487,318           0             0                 0          439,186
Operating Officer                 2000   470,364     329,255     1,308,119 (2)             0          701,484
--------------------------------------  ---------  ----------  ------------     -------------   --------------
George J. Zulanas, Jr.            2002   222,533           0             0                 0                0
Executive Vice President, Chief   2001   258,496           0             0                 0          244,936
Financial Officer & Treasurer     2000   244,625     171,237       740,145 (3)             0          394,864
--------------------------------------  ---------  ----------  ------------     -------------   --------------
Oliver J. Janney                  2002   221,344           0             0                 0                0
Executive Vice President,         2001   253,251           0             0                 0          162,666
General Counsel & Secretary       2000   239,121     517,385       330,709 (4)             0          343,242
--------------------------------------  ---------  ----------  ------------     -------------   --------------
Martin J. Gutfreund               2002   130,379           0        21,145 (5)             0          106,491
Vice President, Human             2001   143,922           0             0                 0           65,000
Resources and Administration      2000   139,030     194,642       453,570 (6)             0                0
==============================================================================================================

(1) Includes commission of $1,633,100.
(2) Includes commission of $1,305,992.
(3) Includes commission of $738,397.
(4) Includes funding of supplemental retirement benefits in the amount of $329,505.
(5) Includes automobile allowance of $21,002.
(6) Includes funding of supplemental retirement benefits in the amount of $452,345.

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

         No options were granted in the last fiscal year to the Chief Executive Officer and the four most highly compensated executive officers of the Company other than the Chief Executive Officer nor were any options exercised by any such persons during fiscal 2002.

Agreements with Executives

         Mr. Curd, Chairman of the Board and Chief Executive Officer of the Company, is employed pursuant to an agreement which was amended and restated as of April 25, 1995. The agreement provides for a base salary of $480,300. Mr. Curd's base salary is subject to adjustment annually during the term of the agreement based on changes in the U.S. Consumer Price Index for all Urban Consumers, U.S. City Average (the "CPI"). Pursuant to this provision, Mr. Curd's base salary was increased by 1.5% effective September 1, 2002. Mr. Curd is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year. Mr. Curd's employment agreement provides for a three-year base term subject to automatic one-year extensions on each anniversary date of the agreement unless such agreement is terminated by either party. In addition, Mr. Curd is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to two years' salary as severance upon termination of his employment by the Company. Mr. Curd's employment agreement was amended to defer 50% of his base salary from September 15, 2002 until 10 days after the earlier to occur of the consummation of the Company's plan of reorganization or the termination of his employment.

         Mr. Soran, President and Chief Operating Officer of the Company, is employed pursuant to an agreement which was amended and restated as of April 25, 1995. The agreement is for a two-year term subject to automatic annual one-year extensions on each anniversary date of the agreement unless such agreement is terminated by either party. Mr. Soran's employment agreement provides for a base salary of $395,000. Mr. Soran's base salary is subject to adjustment annually during the term of the agreement based on changes in the CPI. Pursuant to this provision, Mr. Soran's base salary was increased by 1.5% effective September 1, 2002. Mr. Soran is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year, as determined by the Board of Directors. In addition, Mr. Soran is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to one year's salary as severance upon termination of his employment by the Company. Mr. Soran's employment agreement was amended to defer 50% of his base salary from September 15, 2002 until 10 days after the earlier to occur of the consummation of the Company's plan of reorganization or the termination of his employment.

         Mr. Zulanas, Executive Vice President, Treasurer and Chief Financial Officer of the Company, is employed pursuant to an agreement which was amended and restated as of April 25, 1995. The agreement is for a two-year term subject to annual one-year automatic extensions on each anniversary date of the agreement unless such agreement is terminated by either party. Mr. Zulanas' employment agreement provides for a base salary of $200,000. Mr. Zulanas' base salary is subject to adjustment annually during the term of the agreement based on changes in the CPI. Pursuant to this provision, Mr. Zulanas' base salary was increased by 1.5% effective September 1, 2002. Mr. Zulanas is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year, as determined by the Board of Directors. In addition, Mr. Zulanas is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to one year's salary as severance upon termination of his employment by the Company. Mr. Zulanas's employment agreement was amended to defer 40% of his base salary from September 15, 2002 until 10 days after the earlier to occur of the consummation of the Company's plan of reorganization or the termination of his employment.

         Mr. Janney, Executive Vice President, Secretary and General Counsel of the Company, is employed pursuant to an agreement which was amended and restated as of April 25, 1995. The agreement provides for a base salary of $195,500. Mr. Janney's base salary is subject to adjustment annually during the term of the agreement based on changes in the CPI. Pursuant to this provision, Mr. Janney's base salary was increased by 1.5% effective September 1, 2002. Mr. Janney is also entitled to receive a bonus pursuant to the MIP at the end of each fiscal year. Mr. Janney's employment agreement provides for a two-year base term subject to automatic one-year extensions on each anniversary date of the agreement unless such agreement is terminated by either party. In addition, Mr. Janney is entitled to receive his base salary for the balance of the term of the agreement plus an amount equal to one year's salary as severance upon termination of his employment by the Company. Mr. Janney's employment agreement was amended to defer 20% of his base salary from September 15, 2002 until 10 days after the earlier to occur of the consummation of the Company's plan of reorganization or the termination of his employment.

STOCK PERFORMANCE GRAPH

         Because the Company is currently in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code and does not have the resources to prepare the Stock Performance Graph, the graph is not included with this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of January 3, 2003, by (a) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock,(b) all directors and nominees, (c) the Chief Executive Officer and the other four most highly compensated executive officers of the Company and
(d) all directors and executive officers of the Company as a group:

                              At January 3, 2003

NAME AND ADDRESS OF BENEFICIAL
OWNER(1)                           NUMBER OF SHARES OWNED(2) PERCENT OF CLASS(3)
--------------------------------   ------------------------- -------------------

Dr. Thomas J. Russell                    3,578,410                  11.79%
Two N. Tamiami Trail, Suite 1200
Sarasota, Florida 34236

Emcore Corporation                       1,984,110                   6.53%
145 Belmont Drive
Somerset, New Jersey 08873

Howard R. Curd                           2,240,036 (4)               7.15%
Robert L. Soran                          1,977,025 (5)               6.27%
George J. Zulanas, Jr.                   1,092,753 (6)               3.56%
John A. Porter                           1,057,799 (7)               3.53%
Oliver J. Janney                           756,235 (8)               2.46%
Roland H. Meyer                            499,810 (9)               1.64%
Peter C.B. Bynoe                           142,461 (10)               (11)
Thomas E. Constance                        123,564 (12)               (11)
Curtis L. Mack                             106,423 (13)               (11)

All directors and executive officers
of the Company as a group                7,953,205 (14)             25.59%


(1) The address for all directors and executive officers is c/o the Company, 602 Sarasota Quay, Sarasota, Florida 34236.

(2) Information contained in the table reflects "beneficial ownership" as defined in Rule 13d-3 under the Securities Exchange Act of 1934. This table is based on information supplied by directors, officers and beneficial owners of ten percent or more of the Common Stock, Forms 13D and 13G filed with the Securities and Exchange Commission by beneficial owners of 5% or more of the Common Stock. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

(3) Applicable percentages are based on 30,362,888 shares of Common Stock outstanding, plus, for each person or group, shares issuable pursuant to options exercisable within 60 days under the Company's stock options plans and shares issuable pursuant to outstanding warrants.

(4) Includes 969,131 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's stock option plans and 152,600 shares of Common Stock issuable pursuant to warrants.

(5) Includes 1,180,128 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's stock options plans. Does not include 72,000 shares held by a family member residing in Mr. Soran's household, as to which Mr. Soran disclaims beneficial ownership.

(6) Includes 569,876 shares of Common stock issuable pursuant to currently exercisable options granted under the Company's stock option plans.

(7) Includes 159,920 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.

(8) Includes 414,508 shares of Common Stock issuable pursuant to currently exercisable options granted under the Company's stock option plans.

(9) Includes 170,234 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.

(10) Includes 105,000 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.

(11) Less than one percent.

(12) Consists of Common Stock issuable pursuant to options exercisable within 60 days under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.

(13) Includes 92,823 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's 1992 Non-Qualified Stock Option Plan and 1995 Non-Qualified Stock Option Plan.

(14) Includes 3,800,164 shares of Common Stock issuable pursuant to options exercisable within 60 days under the Company's stock option plans.

Item 13. Certain Relationships and Related Transactions

         Thomas E. Constance, a director of the Company, is Chairman and a partner of the law firm of Kramer, Levin, Naftalis & Frankel, which performed legal services for the Company during fiscal 2002. Peter C. B. Bynoe, a director of the Company, is a partner of the law firm of Piper Rudnick, which performed legal services for the Company during fiscal 2002. Curtis L. Mack, a director of the Company, is a partner of the law firm of McGuireWoods, which performed legal services for the Company during fiscal 2002.

Part IV

Item 14.  Controls and Procedures

         Omitted.

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a) Exhibits:

      2.1 Certificate of Ownership and Merger, dated June 7, 1993, of Polycast Technology Corporation, Uniroyal Engineered Products, Inc., Uniroyal Adhesives and Sealants, Inc. and Ensolite, Inc. with Uniroyal. (1)

      3.1    Amended and Restated Certificate of Incorporation of Uniroyal. (8)

      3.2    By-Laws of Uniroyal, as amended to March 16, 2001.  (8)

      4.2 Amended and Restated Warrant Agreement dated January 1, 2001 between Uniroyal and Mellon Investor Services, LLC. (7)

      10.7 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Howard R. Curd and Uniroyal. (2)

      10.8 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Oliver J. Janney and Uniroyal.(2)

      10.9 Amended and Restated Employment Agreement, dated as of April 25, 1995, between Robert L. Soran and Uniroyal. (2)

      10.10 Amended and Restated Employment Agreement, dated as of April 25, 1995, between George J. Zulanas, Jr. and Uniroyal. (2)

      10.16 Amended and Restated Uniroyal Technology Corporation 1992 Stock Option Plan as amended and restated to March 20, 2001. (8)

      10.28 Amended and Restated Uniroyal Technology Corporation 1992 Non-Qualified Stock Option Plan as amended November 30, 2000. (6)

      10.40 Amended and Restated Uniroyal Technology Corporation 1994 Stock Option Plan as amended and restated to March 16, 2001. (8)

      10.41 Amended and Restated Uniroyal Technology Corporation 1995 Non-Qualified Stock Option Plan. (6)

      10.44 Amended and Restated Shareholder Rights Agreement, dated as of August 2, 2001, between Uniroyal Technology Corporation and Mellon Investor Services, LLC, as rights agent. (9)

      10.51 Asset Purchase Agreement dated as of December 24, 1999, among Spartech Corporation, High Performance Plastics, Inc. Uniroyal HPP Holdings, Inc. and Uniroyal Technology Corporation. (3)

      10.53 Amended and Restated Uniroyal Technology Corporation Deferred Compensation Plan Effective August 1, 1995, as amended April 3, 2000. (4)

      10.54 Merger Agreement dated as of April 10, 2000, among Uniroyal Technology Corporation, BayPlas4, Inc., and Sterling Semiconductor, Inc. (5)

      10.56 Split Dollar Insurance Agreement dated as of August 15, 1995, as amended to March 10, 2000, by and between Uniroyal Technology Corporation and Howard R. Curd. (6)

      10.57 Split Dollar Insurance Agreement dated as of August 15, 1995, as amended to March 10, 2000, by and between Uniroyal Technology Corporation and Robert L. Soran. (6)

      10.58 Split Dollar Insurance Agreement dated as of August 15, 1995, as amended to March 10, 2000, by and between Uniroyal Technology Corporation and George J. Zulanas, Jr. (6)

      10.59 Split Dollar Insurance Agreement dated as of August 15, 1995, as amended to March 10, 2000, by and between Uniroyal Technology Corporation and Oliver J. Janney. (6)

      10.60 Split Dollar Insurance Agreement dated as of August 15, 1995, as amended to March 10, 2000, by and between Uniroyal Technology Corporation and Martin J. Gutfreund. (6)

      10.61 Uniroyal Technology Corporation 2000 Stock Plan, as amended November 30, 2000. (6)

      10.62  Uniroyal Technology Corporation 2001 Stock Option Plan. (8)

      10.64 Credit Agreement dated as of August 2, 2001 between Uniroyal and Emcore Corporation. (9)

      10.65 Registration Rights Agreement between Uniroyal and Emcore Corporation pursuant to the Membership Interest Purchase Agreement.
             (11)

      10.66 Asset Purchase Agreement dated as of August 24, 2001 between Uniroyal Engineered Products, LLC and SAS Acquisition Corp. (10)

      10.69 Debtor-in-Possession Financing Agreement dated August 26, 2002 among Uniroyal Technology Corporation, all subsidiaries of Uniroyal Technology Corporation and the CIT Group/Business Credit,Inc. (12).

      21.1   Subsidiaries of Uniroyal Technology Corporation. (13)

             Footnotes to Exhibits:

             (1)  Contained in Uniroyal's Form 8-K, dated June 9, 1993.

             (2) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1995 filed on May 12, 1995.

             (3)  Contained in Uniroyal's 8-K dated March 14, 2000.

             (4) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2000, filed on May 17, 2000.

             (5)  Contained in Uniroyal's 8-K dated June 14, 2000.

             (6) Filed with Uniroyal's Annual Report on Form 10-K for the year ended October 1, 2000 filed on December 13, 2000.

             (7) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000 filed on February 5, 2001.

             (8) Contained in Uniroyal's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 filed on May 9, 2001.

             (9)  Contained in Uniroyal's 8-K dated August 6, 2001.

             (10) Contained in Uniroyal's 8-K dated November 20, 2001.

             (11) Contained in Uniroyal's  Quarterly Report on Form 10-Q for the
                  quarterly period ended July 1, 2001 filed on August 15, 2001.

             (12) Contained in Uniroyal's 8-K dated August 25, 2002.

             (13) Filed with this report.

  (b) Reports on Form 8-K:

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




Date:  January 14, 2003
                                         By: /s/ Howard R. Curd
                                             ----------------------------------
                                             Howard R. Curd, Chief Executive
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert L. Soran                          /s/ Curtis L. Mack
-----------------------------------------    ----------------------------------
Robert L. Soran, Director, President and     Curtis L. Mack, Director
Chief Operating Officer                      Date:  January 14, 2003
Date:  January 14, 2003


/s/ George J. Zulanas, Jr.                   /s/ Roland H. Meyer
-----------------------------------------    ----------------------------------
George J. Zulanas, Jr., Executive Vice       Roland H. Meyer, Director
President, Treasurer and  Chief Financial    Date:  January 14, 2003
Officer
Date:  January 14, 2003


/s/ Howard R. Curd                           /s/ John A. Porter
-----------------------------------------    ----------------------------------
Howard R. Curd, Director, Chairman of the    John A. Porter, Director
Board and Chief Executive Officer            Date:  January 14, 2003
Date:  January 14, 2003


/s/ Peter C. B. Bynoe
-----------------------------------------
Peter C. B. Bynoe, Director
Date:  January 14, 2003


/s/ Thomas E. Constance
-----------------------------------------
Thomas E. Constance, Director
Date:  January 14, 2003



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





/s/ Howard R. Curd                           /s/ Peter C. B. Bynoe
-----------------------------------------    ----------------------------------
Howard R. Curd, Director, Chairman of the    Peter C. B. Bynoe, Director
Board And Chief Executive Officer            Date:  January 14, 2003
Date:  January 14, 2003


/s/ Robert L. Soran                          /s/ Thomas E. Constance
-----------------------------------------    ----------------------------------
Robert L. Soran, Director, President and     Thomas E. Constance, Director
Chief Operating Officer                      Date:  January 14, 2003
Date:  January 14, 2003


                                             /s/ Curtis L. Mack
                                             ----------------------------------
                                             Curtis L. Mack, Director
                                             Date:  January 14, 2003


                                             /s/ Roland H. Meyer
                                             ----------------------------------
                                             Roland H. Meyer, Director
                                             Date: January 14, 2003


                                             /s/ John A. Porter
                                             ----------------------------------
                                             John A. Porter, Director
                                             Date:  January 14, 2003

                         UNIROYAL TECHNOLOGY CORPORATION

                                  EXHIBIT 21.1

                 Subsidiaries of Uniroyal Technology Corporation

         The following table sets forth, with respect to each subsidiary of the Company, the state of organization and the percentage of voting securities currently owned by the Company:



                                                                             Percentage of Voting Securities Directly or
Subsidiary Name                                     State of Organization          Indirectly Owned by the Company
-------------------------------------------------  -----------------------  ---------------------------------------------
Uniroyal Compound Semiconductors, Inc. (formerly
known as Uniroyal Optoelectronics, Inc.)                   Delaware                                 100%
Uniroyal Optoelectronics, Inc.                             Delaware                                 (a)
Sterling Semiconductor, Inc.                               Delaware                                 (a)
NorLux Corp.                                               Delaware                                 (a)
UEP Holdings, Inc.                                         Delaware                                 100%
Uniroyal Engineered Products, LLC                          Delaware                                 (b)
Uniroyal Liability Management Company, Inc.                Delaware                                 69%
ULMC2 Corp.                                                Delaware                                 (c)
UnitechNJ, Inc.                                            Delaware                                 100%
UnitechOH, Inc.                                            Delaware                                 100%
UnitechIND, Inc.                                           Delaware                                 100%
Uniroyal HPP Holdings, Inc.                                Delaware                                 100%
High Performance Plastics, Inc.                            Delaware                                 (d)
UNR Service Corporation                                    Delaware                                 100%



(a)  A wholly-owned subsidiary of Uniroyal Compound Semiconductors, Inc.

(b) Ownership is as follows: 99% owned by UEP Holdings, Inc. and 1% owned by Uniroyal Compound Semiconductors, Inc.

(c)  A wholly-owned subsidiary of Uniroyal Liability Management Company, Inc.

(d)  A wholly-owned subsidiary of Uniroyal HPP Holdings, Inc.